Form 10-Q
period 1995-06-30
SUPERTEX INC
filed 1995-08-15
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington,  D.C.  20549


                             FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

Commission File Number 0-12718


                                SUPERTEX, INC.
                                (Registrant)

Incorporated in the State of California

I.R.S. Employer Identification Number  94-2328535

1235 Bordeaux Drive, Sunnyvale,  California  94089
(Address of Principal Executive Offices)

Telephone:  (408)  744-0100





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

             	Yes     [x]      No [ ]


As of July 31, 1995, 11,895,311 shares of the Registrant's common stock were issued and outstanding.


PART I  -  FINANCIAL INFORMATION

Item 1.  -  Financial Statements


                               SUPERTEX, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited)

(in thousands, except per share amounts)

                             						Three Months Ended
                          					June 30, 1995        June 30, 1994


Net sales	                  					$       9,157	       $   7,240

Cost and expenses:
	Cost of sales				                      	4,681           	3,636

	Research and development               	1,282             	948

	Selling, general and administrative    	1,263           	1,228

	Total costs and expenses             			7,226           	5,812

Income from operations	              				1,931           	1,428

Other income:

	Interest income                           312              164

	Other income, net                          27                5

		Income before provision
      for income taxes                   2,270            1,597

Provision for income taxes                 704              431

		Net income                       $     1,566         $  1,166

	Net income per share              $       .13         $    .10

Shares used in per share computation    12,246           11,814

See accompanying notes.


                             SUPERTEX, INC.
                       CONSOLIDATED BALANCE SHEETS
                              (unaudited)

(in thousands, except share data)

                                 							June 30, 1995          March 31, 1995

ASSETS

Current assets:

	Cash and cash equivalents               $       4,178          $        4,437

	Short term investments                          16,521                  15,019

	Trade receivables,
   net of allowances of $348 and $487             5,904                  5,800

	Other receivables                                 308                     352

	Inventories                                     6,768                   6,637

	Deferred income taxes                           1,455                   1,455

	Prepaid expenses                                  231                      169

	     Total current assets                       35,365                 33,869

Property and equipment, net                       3,605                  3,441

TOTAL ASSETS                            $        38,970     $           37,310



LIABILITIES
Current liabilities:

	Trade accounts payable                 $       2,173           $       2,762

	Accrued salaries, wages
     and employee benefits                      1,311                   1,409

	Income taxes payable                           1,681                   1,014

	Other accrued liabilities                        490                     467

	Deferred income on shipments
     to distributors                              584                     494

	     Total current liabilities                 6,239                   6,146


SHAREHOLDERS' EQUITY

	Preferred stock, no par value  -
	     10,000,000 shares authorized,
      none outstanding                            --                      --

	Common stock, no par value -
	     30,000,000 shares authorized;
      issued and outstanding
      11,895,311 and 11,893,411                18,174                  18,173

	Retained earnings                             14,557                  12,991

	     Total shareholders' equity               32,731                  31,164


TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                    $     38,970           $      37,310

See accompanying notes.


                               SUPERTEX, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)

(in thousands)

                                           						Three Months Ended
			                                        		June 30, 1995     June 30, 1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                              $       1,566           $       1,166

Non-cash adjustments to net income:

	Depreciation and amortization                    320                     217
	Provision for doubtful accounts
      and sales returns                           (10)                    342
	Provision for excess
      and obsolete inventories                    383                     (71)
	Loss on disposal of assets                        --                       6


Changes in operating assets and liabilities:

	Accounts receivable                              (50)                   (675)
	Inventories                                     (514)                   (229)
	Prepaid expenses                                 (62)                    (66)
	Trade accounts payable
      and accrued expenses                       (664)                   (154)
	Income taxes payable                             667                     412
	Deferred income on shipments
      to distributors                              90                     (22)

Total adjustments                                 160                    (240)

Net cash provided by
      operating activities                      1,726                     926


CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment              (484)                   (426)
Purchases of short term investments           (11,502)                     --
Proceeds from maturities of
     short term investments                    10,000                      --

Net cash used in investing activities          (1,986)                   (426)


CASH FLOWS FROM FINANCING ACTIVITIES

Stock options exercised                             1                      22

Net cash provided by financing activities           1                      22


NET INCREASE (DECREASE) IN CASH
	AND CASH EQUIVALENTS                            (259)                    522


CASH AND CASH EQUIVALENTS:

	End of period                          $       4,178           $      17,938


See accompanying notes.


SUPERTEX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1:


The information for the three months ended June 30, 1995, is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the period.


The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements of Supertex, Inc. for the fiscal year ended March 31, 1995, which are included in the Annual Report on Form 10-K (File Number 0-12718).



The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31. The Company's fiscal years and fiscal periods in the accompanying financial statements have been shown ending on March 31 and June 30, respectively. Fiscal years 1995 and 1994 comprise 52 weeks, and fiscal periods ending June 30, 1995 and 1994 comprise 13 weeks.



Interim results are not necessarily indicative of results for the full fiscal year.


Inventories consisted of (in thousands):


                             					June 30, 1995   March 31, 1995
				                                     	 (unaudited)


Finished Goods                    $     995      $       901

Work-in-process                        4,697           4,699

Raw Materials                          1,076           1,037

                             					$    6,768     $     6,637

PART I  -  FINANCIAL INFORMATION

Item 2.  -  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

RESULTS OF OPERATIONS:


NET SALES

Net sales for the quarter ended June 30, 1995 of $9,157,000 were up 26% from the same period last year of $7,240,000. Continued strength in sales and new orders for our telecommunication product line contributed to this increase.



GROSS MARGIN

Gross margin was 49%, compared with 50% for the same period of the prior year. Manufacturing costs were relatively stable, with a slight increase in cost of goods manufactured due to product mix changes.



SELLING, GENERAL AND ADMINISTRATIVE

Expenses for selling, general and administrative were 14% of net sales, a decrease from 17% for the same period last year.
Dollar expenditures in this category were fairly constant compared with last year, although, as a percentage of net sales, such expenditures were lower due to higher net sales.



RESEARCH AND DEVELOPMENT

As a percentage of net sales, research and development costs for the first quarter of fiscal 1996 were 14% of net sales, compared with 13% for the same period of the prior fiscal year. Research and development expenditures increased in dollar terms from $948,000 last year to $1,282,000 this year. The Company intends to continue to invest heavily in its new product and process development efforts.



INTEREST AND OTHER INCOME

Interest and other income for the first quarter of fiscal 1996 were $339,000 compared with $169,000 for the same period last year. This increase was primarily due to interest income on short term investments. The interest earned in the first quarter of fiscal 1996 was higher than in the same period of the prior year due to slightly higher interest rates and increased cash available for investment.



LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1995, the Company had $20,699,000 in cash and cash equivalents and short term investments compared with $19,456,000 on March 31, 1995. Management believes its current cash and cash equivalents and short term investments will be adequate to meet anticipated capital needs for the next twelve months. Capital expenditures for fiscal 1996 are expected to be at approximately the same level as in fiscal 1995.



CERTAIN FACTORS

The industry in which the Company competes is characterized by extremely rapid technological change and frequent product introductions. The Company believes that long term growth will depend largely on its ability to continue to enhance existing products and to introduce new products and features that meet changing customer requirements. While the Company has invested heavily in new products and processes, there can be no assurance that it can continue to introduce products and features on a timely basis or that certain of its products and processes will not be rendered noncompetitive or obsolete by its competitors.

PART II  -  OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K



	(a)     Exhibits

			11.1 Computation of Per Share Amounts



	(b)     Reports on Form 8-K

			None.





SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SUPERTEX, INC.

(Registrant)



Date:  July 31, 1995





	By:

	/s/ Dr. Henry C. Pao            -----------------------------

		Dr. Henry C. Pao

		President

		(Principal Executive and Financial Officer)


PART II - OTHER INFORMATION

	Exhibit 11.1



                      Computation of Per Share Amounts
                               (unaudited)

	(in thousands, except per share amounts)



                                    						Three Months Ended
						                            	June 30, 1995   June 30, 1994


PRIMARY
	Weighted average shares outstanding       11,895       11,721

	Common stock equivalents                     351           93

		Total shares                             12,246       11,814

	Net income                              $  1,566     $  1,166

	Net income per share                    $   0.13     $   0.10


FULLY DILUTED

	Weighted average shares outstanding       11,895       11,721

	Common stock equivalents                     373           93

	Total share                               12,268       11,814

	Net income                              $  1,566     $  1,166

	Net income per share                    $   0.13     $   0.10


Net income per share for financial statement purposes has been calculated on the primary basis as the dilution under the fully diluted basis is less than 3%.
