Form 10-Q
period 1995-09-30
SUPERTEX INC
filed 1995-10-23
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C.  20549


FORM 10-Q

(Mark One)

(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

or

(  )	Transition Report Pursuant to Section 13 or 15(d) of the Securities
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

	Yes      X   	No


As of October 12, 1995, 11,909,371 shares of the Registrant's common stock were issued and outstanding.


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                  SUPERTEX, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                 	Three Months Ended 	Six Months Ended
                                   		Sep. 30, Oct. 1, Sep. 30, Oct. 1,
                                        1995    1994    1995      1994

Net Sales                           	$	10,359	$	7,644	$	19,516	$	14,884
Cost and  expenses:
	Cost of sales                         	5,422  	3,804  	10,103   	7,441
	Research  and  development            	1,321  	1,143   	2,604   	2,090
	Selling, general and administration	   1,431	  1,285	   2,694 	  2,513
		Total cost and expenses              	8,174  	6,232	  15,401  	12,044
Income from operations                 	2,185  	1,412   	4,115   	2,840
Other income:
	Interest income                         	250    	172	     541     	336
	Other income, net	                        57	     18	     105       23
		Income before provision for
  income taxes                         	2,492  	1,602   	4,761   	3,199
Provision for income taxes	               773	    433	   1,476	     864
Net income                          	$  1,719	$ 1,169	$  3,285	$  2,335
Net income per share                	$	  0.14	$  0.10	$	  0.27	$   0.20
Shares used in per share computation 		12,307		11,869	 	12,275	 	11,839

See accompanying notes.


                                 SUPERTEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                     	(unaudited)
                                                  		Sep. 30, 1995		Mar. 31, 1995
ASSETS
Current assets:
Cash and cash equivalents                               	$   	442 	$ 	4,437
Short term investments	                                   	18,563	  	15,019
Trade receivables,net of allowances of $347 and $487	      	6,841   		5,800
Other receivables                                            	254	      352
Inventories	                                                7,226    	6,637
Deferred income taxes	                                      1,456    	1,455
Prepaid expenses	                                             293	      169
	Total current assets                                     	35,075   	33,869
Property and equipment, net	                                5,927	    3,441

TOTAL ASSETS                                            	$	41,002 	$	37,310


LIABILITIES

Current liabilities:
Trade accounts payable                                   $ 	2,887 	$ 	2,762
Accrued salaries, wages and employee benefits              	1,427	    1,409
Income taxes payable                                       	1,064    	1,014
Other accrued liabilities                                    	572      	467
Deferred income on shipment to distributors	                  625	      494
	Total current liabilities                                 	6,575    	6,146

SHAREHOLDERS' EQUITY
Preferred stock, no par value -
	10,000,000 shares authorized, none outstanding	--	--
Common stock, no par value -
	30,000,000 shares authorized, issued and
 outstanding 11,909,371 and 11,893,411                     	18,235  	18,173
Retained earnings                                          	16,192  	12,991
	Total shareholders' equity                                	34,427	  31,164

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               	$	41,002	$	37,310

See accompanying notes.


SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)


	                                                            Six Months Ended
                                                    			     	Sep. 30,  Oct. 1,
                                                                 1995     1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	                                                   $	3,285 	$	2,335
Non-cash adjustments to net income:
Depreciation and amortization                                    	670     	465
Provision for doubtful accounts and sales returns                	140     	336
Provision for excess and obsolete inventories                    	276	    (192)
Loss on disposal of assets                                         	0       	6
Changes in operating assets and liabilities:
Accounts receivable                                           	(1,083)   	(879)
Inventories                                                     	(865)   	(370)
Prepaid expenses                                                	(124)    	(61)
Trade accounts payable and accrued expenses                      	247	     136
Income taxes payable                                              	50	     (143)
Deferred income on shipment to distributors	                      131	      (9)
Total adjustments	                                               (558) 	  (711)
Net cash provided by operating activities	                      2,727	   1,624

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                           	(3,156) 	(1,070)
Purchases of short term investments	                          (22,563)     	--
Proceeds from maturities of short term investments	            19,019	      --
Net cash used in investing activities                         	(6,700)	 (1,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised                                           	78      	43
Repurchase of stock	                                             (100)	      0
Net cash provided by financing activities	                        (22)	     43

NET INCREASE (DECREASE) IN CASH
	AND CASH EQUIVALENTS                                         	(3,995)	    597

CASH AND CASH EQUIVALENTS
	Beginning of period                                          	 4,437  	17,416
	End of period                                             	$	    442	$	18,013

See accompanying notes.

SUPERTEX, INC.
NOTES TO FINANCIAL STATEMENTS


Note 1

The information for the three months and six months ended September 30, 1995, is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for those periods.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements of Supertex, Inc. for the year ended
April 1, 1995, which are included in the Annual Report on Form 10-K (File
Number  0-12718).

Interim results are not necessarily indicative of results for the full fiscal year.


Inventories consisted of:
                                          	(in thousands)
                                    	Sep. 30, 1995	Mar. 31, 1995
                                      	(unaudited)

Finished Goods	                          $   1,070	$     901
Work in Progress                            	4,908    	4,699
Raw Materials	                               1,248   	 1,037

Net Inventory	                           $   7,226	$   6,637

PART I  -  FINANCIAL INFORMATION

Item 2.  -  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

RESULTS OF OPERATIONS:

NET SALES
Net sales for the second quarter ended September 30, 1995 increased 36% to $10,359,000 from $7,644,000 of the same quarter last year. Six months net sales of $19,516,000 increased 31% from the same period last year of $14,884,000. Continued strength in our customers' markets contributed to this increase in sales. Approximately 45% of Supertex's shipments were to international customers during the six months ended September 30, 1995.

GROSS MARGIN
Gross margin for the second quarter and six months were 48%, compared with 50% for the same quarter and six months of the prior year. A change in the product mix, with resultant higher cost of goods manufactured contributed to this small decrease in gross margin as some of the new products are undergoing learning curve ramp-up issues. Manufacturing costs are expected to be relatively stable from period to period, with small variations of a few percentage points from one period to another as the product mix for a particular period changes slightly.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses for the quarter ended September 30, 1995 were 14% of net sales, a decrease from 17% for the same period of the prior year. For the six months ended September 30, 1995, SG&A expenses were 14% of net sales compared with 17% for the same period last year. The Company benefited from the economy of scale of higher sales volume this year as dollar expenditure in this category increased by a smaller percentage amount than the percentage increase in net sales.

RESEARCH AND DEVELOPMENT
As a percentage of net sales, R&D expenses were 13% for the three months ended September 30, 1995, compared with 15% for the same period last year. For the six months ended September 30, 1995, R&D expenses were 13% of net sales, compared with 14% for the first six months of last year. Dollar expenditures in this category increases moderately period to period, as the company develops more new products each year. The Company intends to continue to invest heavily in its new product and process development efforts.

INTEREST AND OTHER INCOME
Interest and other income for the second quarter of the current year was $307,000, a 61% increase from $190,000 for the same period last year. For the six months ended September 30, 1995, interest and other income also increased 80% from the corresponding period of the prior year. Higher interest rates, combined with increased cash available for short-term investments, accounted for this growth.

CERTAIN FACTORS
The industry in which the Company competes is characterized by extremely rapid technological change and frequent product introductions. The Company believes that long-term growth will depend largely on its ability to continue to enhance existing products and to introduce new products and features that meet changing customer requirements. While the Company has invested heavily in new products and processes, there can be no assurance that it can continue to introduce new products and features on a timely basis or that certain of its products and processes will not be rendered noncompetitive or obsolete by its competitors.


LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1995, the Company had a total of $19,005,000 in cash, cash equivalents and short term investments compared to $19,456,000 at March 31, 1995. Cash provided by operating activities in the six months ended September 30, 1995 was $2,728,000. The increase was due to net income in the six months ended September 30, 1995 offset by increases in accounts receivable and inventory. Cash used in investing activities during the six months ended September 30, 1995 was $6,699,000. This was primarily due to the purchase of the company's new headquarters facility in July 1995 and purchases of short-term investments. Management believes its current cash and short-term investments will be adequate to meet anticipated operating needs for the next 12 months. Capital expenditures for the twelve months ending September 30, 1996 are expected to be higher than those for the prior 12-month period because capacity expansion is being planned.

PART II  -  OTHER INFORMATION


Item 4. - Submission of Matters to a Vote of Security Holders

The Company's Annual Shareholders' Meeting was held on August 4, 1995 at 10:00 a.m., at which the following matters were acted upon:


	Matter Acted Upon              	Votes     	Votes   	Votes Withheld/	Broker
		                               For       	Against 	Abstentions    	Non-Votes
1.	Election of Director
  	Henry C. Pao                 	10,188,284       	0	      651,583        	0
  	Yunni Pao                    	10,184,984       	0	      654,883        	0
  	Benedict C. K. Choy          	10,188,784       	0      	651,083        	0
	  Frank C. Pao                 	10,188,484       	0	      651,383        	0
	  Richard E. Siegel            	10,188,484       	0	      651,383        	0

2.	Addition of 1,000,000 shares
   to 1991 Stock Options Plan

                                		8,188,838 	793,532       	38,088	1,819,409

3.	Ratification of Coopers and
   Lybrand L.L.P. as 	independent
   accountants	for the company for
   fiscal year 	ending March 31,1996

                               		10,826,263   	8,104        	5,500        	0


Item 6.  -  Exhibits and Reports on Form 8-K

	(a)	Exhibits
   		11.1  Computation of Per Share Amounts

	(b)	Reports on Form 8-K
   		None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SUPERTEX, INC.
                                              (Registrant)

Date:  October 16, 1995

                                        	By:	/s/  Henry C. Pao
	                                     	-------------------------
                                     		Dr. Henry C. Pao, President
                             		(Principal Executive and Financial Officer)

PART II - OTHER INFORMATION

Item 6 (a)  Exhibit 11.1

                         Computation of Per Share Amounts
                                 (Unaudited)
                    (in thousands, except per share amounts)

	                                    Three Months Ended 	Six Months Ended
                                     	Sep. 30,	 Oct. 1, 	Sep. 30, 	Oct. 1,
                                         1995     1994    1995      1994

PRIMARY

Weighted average shares outstanding    	11,906  	11,730	  11,900	  11,725
Common Stock equivalents             	     401	     139	     375	     114
Total Shares	                           12,307 	 11,869  	12,275  	11,839
Net income	                          $   1,719	$  1,169	$  3,285	$  2,335

Per share amount                    	$    0.14	$   0.10	$   0.27	$   0.20

FULLY DILUTED

Weighted average shares outstanding     	11,906  	11,730  	11,900  	11,725
Common Stock equivalents	                   420	     217	     396	     153
Total Shares                            	12,326  	11,947  	12,296  	11,878
Net income                          	$    1,719	$  1,169	$  3,285	$  2,335

Per share amount                    	$     0.14	$   0.10	$   0.27	$   0.20

Earnings per share for Financial Statements purposes has been calculated based on the weighted average shares outstanding for each period presented as the dilution from Common Stock Equivalents is less than 3%.