Form 10-Q
period 1995-12-31
SUPERTEX INC
filed 1996-02-15
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C. 20549


FORM 10-Q

(Mark One)

(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended December 31, 1995

or

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

Yes   __x__      No  ____

As of January 11, 1996, 11,885,571 shares of the Registrant's common stock were issued and outstanding.

Total number of pages:  9


PART I  -  FINANCIAL  INFORMATION

Item 1  -  Financial Statements

                              SUPERTEX, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited)
                     (in thousands, except per share amounts)

                                       	Three Months Ended	Nine Months Ended
                                       	Dec. 31, Dec. 31,	Dec. 31, 	Dec. 31,
                                            1995     1994     1995     1994

Net sales                            		$  11,118	$  8,180	$  30,634	$  23,064
Costs and expenses:
	Costs of sales                           	5,718   	4,167	   15,821   	11,607
	Research and development	                 1,456   	1,143    	4,059	    3,234
	Selling, general and administrative   	      1,471	   1,327	    4,165	    3,840
		Total costs and expenses	           8,645   	6,637   	24,045   	18,681
Income from operations	                    2,473   	1,543	    6,589	    4,383
Other income:
	Interest income                            	293     	227      	855      	563
	Other income, net	                           25	      13	      109	       36
		Income before provision
		     for income taxes                   	2,791   	1,783	    7,553    	4,982
Provision for income taxes	                  865	     481   	 2,342	    1,345
		Net income	                         $    1,926	$  1,302	$   5,211	$   3,637
Net income per share	                 $     0.16	$   0.11	$    0.42	$    0.31
Shares used in per share computation     	12,274  	12,084   	12,275	   11,921

See accompanying notes.


                                   SUPERTEX, INC.
                            CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share data)

                                              				Dec. 31, 1995	Mar. 31, 1995
				                                               (unaudited)
ASSETS
Current assets:
	Cash and cash equivalents                           	$   2,171	$   4,437
	Short term investments	                                 18,282	   15,019
	Trade accounts receivable,
		net of allowances of $674 and $487                     	6,756    	5,800
	Other accounts receivable	                                 149      	352
	Inventories	                                             7,112    	6,637
	Deferred income taxes	                                   1,455	    1,455
	Prepaid expenses	                                          246	      169
		Total current assets	                                  36,171   	33,869
Property and equipment, net	                              6,291  	  3,441

TOTAL ASSETS                                           $ 42,462 	$ 37,310



LIABILITIES
Current liabilities:
	Trade accounts payable                               	$  2,585 	$  2,762
	Accrued salaries, wages and employee benefits           	1,668    	1,409
	Income taxes payable	                                      979    	1,014
	Other accrued liabilities	                                 486	      467
	Deferred income on shipments to distributors	              723	      494
		Total current liabilities	                              6,441	    6,146

SHAREHOLDERS' EQUITY
	Preferred stock, no par value -
		10,000,000 shares authorized; none outstanding	--	--
	Common stock, no par value -
		30,000,000 shares authorized; issued and
		outstanding 11,884,071 and 11,893,411	                 18,235  	18,173
	Retained earnings	                                      17,786	  12,991
		Total shareholders' equity	                            36,021  	31,164

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           	$  42,462	$ 37,310

See accompanying notes.

                              SUPERTEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)
                              (in thousands)

                                                           	Nine Months Ended
                                                 				Dec. 31, 1995	Dec. 31, 1994


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	                                              $    5,211	$   3,637
Non-cash adjustments to net income:
	Depreciation and amortization	                               1,090	      785
	Provision for doubtful accounts and sales returns             	673	      630
	Provision for excess and obsolete inventories	                 245	     (320)
	Loss on disposal of assets	                                      8	        6
 Changes in operating assets and liabilities:
	Trade and other accounts receivable	                        (1,426)	  (1,762)
	Inventories	                                                  (720)	    (255)
	Prepaid expenses	                                              (77)	      (6)
	Trade accounts payable and accrued expenses	                   101	       39
	Income taxes payable	                                          (35)	       9
	Deferred income on shipments to distributors	                  229	       (9)
Total adjustments	                                               88	     (883)
Net cash provided by operating activities	                    5,299	    2,754

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	                         (3,948)  	(1,288)
Purchases of short term investments	                        (39,343) 	(24,000)
Proceeds from maturities of short term investments	          36,080	   14,000
Net cash used in investing activities	                       (7,211) 	(11,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised                                        	147      	205
Stock repurchased	                                             (501)	      --
Net cash provided by (used in) financing activities	           (354)	     205

NET DECREASE IN CASH
	AND CASH EQUIVALENTS                                       	(2,266)  	(8,329)

CASH AND CASH EQUIVALENTS
	Beginning of period	                                         4,437	   17,416
	End of period	                                          $    2,171 	$  9,087

See accompanying notes.


SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

In the opinion of management, the unaudited financial statements for the three and nine months ended December 31, 1994 and 1995 include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial condition and results of operations for those periods in accordance with generally accepted accounting principles.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements of Supertex, Inc. for the year ended March 31, 1995, which are included in the Annual Report on Form 10-K (File Number 0-12718).

Interim results are not necessarily indicative of results for the full fiscal year.

Inventories consisted of (in thousands):

	                                Dec. 31, 1995	Mar. 31, 1995
                                  	(unaudited)

Finished goods	                       $  1,447	$     901
Work-in-process	                         4,205	    4,699
Raw materials	                           1,460	    1,037
	                                     $  7,112	$   6,637


In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which establishes a fair-value based method of accounting for stock-based compensation. The Company currently follows the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company plans to adopt the disclosure provisions of SFAS 123 in fiscal 1997.

PART I  -  FINANCIAL  INFORMATION

Item 2  -  Management's Discussion and Analysis of Financial  Condition and
           Results of Operations

CERTAIN FACTORS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The industry in which the Company competes is characterized by extreme rapid changes in technology and frequent new product introductions. The Company believes that its long-term growth depend largely on its ability to continue to enhance existing products and to introduce new products and features that meet the continually changing requirements of customers. While the Company has invested heavily in new products and processes, there can be no assurance that it can continue to introduce new products and features on a timely basis or that certain of its products and processes will not be rendered noncompetitive or obsolete by its competitors.

RESULTS OF OPERATIONS:

NET SALES
Net sales for the third quarter ended December 31, 1995 increased 36% to $11,118,000 from $8,180,000 for the same quarter of last fiscal year. Net sales for the nine months ended December 31, 1995 increased 33% to $30,634,000 from $23,064,000 for the same period of the last fiscal year. All of the Company's targeted markets showed continued strength and have helped the Company achieve record financial results. Approximately 43% of the Company's sales were to international customers during the nine months ended December 31, 1995.

GROSS MARGIN
Gross margin for the third quarter of fiscal 1996 was 49% of net sales, the same as the preceding year. Gross margin for the nine months ended December 31, 1995 was 48%, a decrease from 50% for the same period of last fiscal year.
Gross margin is expected to be relatively stable from period to period, with small variations from one period to another as slight product mix changes occur.

RESEARCH AND DEVELOPMENT
As a percentage of net sales, research and development expenses were 13% for the three and nine months ended December 31, 1995, compared with 14% for the same three and nine month periods of last fiscal year. Dollar expenditures in this category increase moderately from period to period, as the Company develops more new products each year. The Company intends to continue to invest heavily in its new product and process development efforts.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative (SG&A) expenses for the third quarter ended December 31, 1995 were 13% of net sales, a decrease from 16% for the same period of last fiscal year. SG&A expenses for the nine months ended December 31, 1995 were 14% of net sales, compared with 17% for the same period of last fiscal year. The Company continued to benefit from economies of scale as dollar expenditures in this category increased by a smaller percentage than the percentage increase in net sales.

INTEREST AND OTHER INCOME
Interest and other income for the third quarter of fiscal 1996 was $318,000, an increase of 33% from $240,000 for the same period of last fiscal year. Interest and other income for the nine months ended December 31, 1995 increased 61% to $964,000 from $599,000 for the same period of last fiscal year. Increased funds available for investments and higher interest rates for short-term investments accounted for this growth.

PROVISION FOR INCOME TAXES
The Company's effective tax rate for the three and nine months ended December 31, 1995 was 31%, an increase from 27% for the same periods of last fiscal year. The Company expects that the effective tax rate will increase in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1995, the Company had a total of $20,453,000 in cash, cash equivalents and short term investments compared to $19,456,000 at March 31, 1995. Cash provided by operating activities for the nine months ended December 31, 1995 was $5,299,000. The increase was primarily due to net income of $5,211,000 for the nine months ended December 31, 1995 offset by increases in accounts receivable and inventory. Cash used in investing activities during the nine months ended December 31, 1995 was $7,211,000 new corporate headquarters. Management believes its current cash, cash equivalents and short-term investments will be adequate to meet anticipated operating needs for the next 12 months. Capital expenditures for the next twelve months are expected to be higher than those for the prior twelve-month period because capacity expansion is being planned.

RECENT ACCOUNTING PRONOUNCEMENTS
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which establishes a fair-value based method of accounting for stock-based compensation. The Company currently follows the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company plans to adopt the disclosure provisions of SFAS 123 in fiscal 1997.

PART II  -  OTHER INFORMATION

Item 6  -  Exhibits and Reports on Form 8-K

(a)  Exhibits
11.1  Statement Regarding Computation of Net Income per Share

(b)  Reports on Form 8-K
		None


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEX, INC.
(Registrant)
Date:  January 29, 1996

                                          	By:	 /s/ Henry C. Pao
	                                         Dr. Henry C. Pao, President
		                                  (Principal Executive and Financial Officer)

Item 6 (a)  Exhibit 11.1


                        Statement Regarding Computation of Net Income per Share
                                             (unaudited)
                            (in thousands, except per share amounts)

                                       	Three Months Ended 	Nine Months Ended
                                       	Dec. 31,	  Dec 31, 	Dec. 31, 	Dec 31,
                                            1995      1994      1995     1994

PRIMARY

Weighted average shares outstanding	      11,891    11,771   	11,897   11,741
Weighted average common stock equivalents	   383	      313	      378	     180
Shares used in per share computation	     12,274   	12,084   	12,275	  11,921
Net income	                           $    1,926	$   1,302	$   5,211	$  3,637

Net income per share	                 $     0.16	$    0.11	$    0.42	$   0.31


FULLY DILUTED

Weighted average shares outstanding      	11,891   	11,771	   11,897  	11,741
Weighted average common stock equivalents	   399	      427	      397	     244
Shares used in per share computation	     12,290	   12,198   	12,294	  11,985
Net income	                           $    1,926	$   1,302	$   5,211	$  3,637

Net income per share                	 $     0.16	$    0.11	$    0.42	$   0.30


Net income per share is presented under the primary basis as the effect of dilution under the fully diluted basis is not material.
