Form 10-K
period 1996-03-31
SUPERTEX INC
filed 1996-06-06
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
		     Washington, D.C.  20549

			    FORM 10-K

(MARK ONE)
(x) Annual Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 (Fee Required)

	      For the Fiscal Year Ended March 31, 1996

or

( ) Transition Report Pursuant to Section 13 or 15(d) of the
    Securities and Exchange Act of 1934 (No Fee Required)

		    Commission File No. 0-12718

			   SUPERTEX, INC.
	(Exact name of Registrant as specified in its Charter)

California                                                     94-2328535
(State or other jurisdiction of           (IRS Employer Identification #)
 incorporation or organization)

			1235 Bordeaux Drive
		    Sunnyvale,  California 94089
	      (Address of principal executive offices)

   Registrant's Telephone Number, Including Area Code:  (408) 744-0100

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			 Yes (X)     No ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 6, 1996, was $129,213,857 based on the closing transaction reported for such date. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant, have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's common stock as of May 6, 1996, was 11,759,411.

Documents Incorporated by Reference: Part III incorporates information by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on August 2, 1996 (the "Proxy Statement").

		  Exhibit Index is on Page 24

		  Total number of pages is 27

			 (BLANK PAGE)

SUPERTEX, INC.
ANNUAL REPORT - FORM 10K

Table of Contents
- -----------------                                          Page No.
							   -------
			     PART I

Item 1. Business ..............................................  4

Item 2. Properties ............................................  7

Item 3. Legal Proceedings .....................................  7

Item 4. Submission of Matters to a Vote of Security Holders ...  7

			     PART II

Item 5. Market for Registrant's Common Equity and Related
	Stockholder Matters ...................................  8

Item 6. Selected Consolidated Financial Data ..................  8

Item 7. Management's Discussion and Analysis of Financial
	Condition and Results of Operations ...................  9

Item 8. Financial Statements and Supplementary Data ........... 11

Item 9. Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure ................... 11

			     PART III

Item 10. Directors and Executive Officers of the Registrant ... 11

Item 11. Executive Compensation ............................... 11

Item 12. Security Ownership of Certain Beneficial Owners and
	 Management ........................................... 11

Item 13. Certain Relationships and Related Transactions ....... 11

			     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on
	 Form 8-K ............................................. 12

Signatures .................................................... 13

			      PART I

Item 1.  Business

Supertex, Inc. ("Supertex" or the "Company") designs, develops, manufactures and markets semiconductor interface solutions by integrating high performance low voltage Complementary Metal Oxide Semiconductor (CMOS) process and high voltage Double-diffused Metal Oxide Semiconductor (DMOS) process into one chip and gaining benefits in size, performance, power consumption, reliability and cost. Supertex has been a pioneer in the development of interface solutions for three market groups: (1) Telecommunications, (2) Imaging which consists of flat panel displays and non-impact printers and plotters, and
(3) Medical electronics. The high voltage requirements in these applications range from 24 Volts to 500 Volts. The Company believes it is a leading producer of these specialized high voltage interface products for these three markets although limited market statistics are available. Supertex also carries a family of DMOS transistors uniquely designed for the same three market groups. In addition to its own research and development interests, the Company also conducts customer-funded research and development projects within the same technology base.

The Company markets its products through direct sales personnel, independent sales representatives and distributors in the United
States and abroad, primarily to electronic equipment manufacturers.

The Company was incorporated in California in October 1975 and conducted an initial public offering of its Common Stock in December 1983. Its executive offices are located at 1235 Bordeaux Drive, Sunnyvale, California 94089, and its principal manufacturing facilities are located at 1225/1231 Bordeaux Drive, Sunnyvale, California 94089. The telephone number of its headquarters is (408) 744-0100. The Company's mailing address is 1235 Bordeaux Drive, Sunnyvale, California 94088-3607.

Products

Supertex offers semiconductor interface products that facilitate the interface between the low voltage computer logic signal world and the high voltage requirements of the real world. It supplies standard and custom interface products for the following three market groups:

(1) Telecommunications Group consists of interface products used in telephone handsets, solid state relays, modems, fax, ISDN, networking, PABX, PCMCIA cards, as well as diagnostic, curbside, set-top and central office equipment. In addition they are used in military r.f. and microwave communication applications.

(2) Imaging Group consists of interface products for Flat Panel Displays and Non-impact Printers and Plotters. The flat panel display product family is sold to customers using Electro-Luminescent (EL), Plasma, Vacuum Fluorescent, Plasmaaddressed LCD, Ferro-electric LCD, and Field Emission Display (FED) technologies. There is also a family of products for driving EL panels to backlight displays of handheld instruments, such as cellular phones, pagers, and meters. The printer product family is used in ink-jet and electrostatic type of printers and plotters which are mostly high end with full color high resolution and high speed.

(3) Medical Electronics Group consists of products primarily for ultrasound diagnostic imaging equipment as well as selected portable instrumentation applications.

Because of its leadership position in these specific markets, Supertex has been able to work very closely with key customers to define new products by determining future market needs. Such close collaboration has produced a wide range of leading edge new products for Supertex and allowed its customers to develop more quickly new and more advanced products for their markets.

In the DMOS discrete transistor and array product line, Supertex focuses on certain niches such as very low threshold devices which are most suitable for telecommunication and hand held applications where power costs are at a premium.

Research and Development

Supertex expended approximately $5,647,000, $4,427,000, and $4,360,000, on research and development activities during fiscal years 1996, 1995 and 1994 respectively. Research and development activities continue at the rate of over thirty new product projects per year.

Supertex believes that its competitive and leadership position can only be maintained through continuous investments in research and development. Supertex focuses its efforts on designing new products with existing process technologies while also developing new process technologies to be used for future new products. The effective cost control and monitor of the Company's research and development programs have actually resulted in better performance and are technological achievements.

Manufacturing

Manufacturing operations include wafer fabrication, limited assembly and packaging, product testing, and quality control. The Company's wafer fabrication facilities are continually upgraded to keep pace with technology developments, to enhance environmental controls, and to improve technical capabilities. To support growth, the Company anticipates significant capital expenditures for equipment additions and upgrades and for facility expansion in the near future. In addition, through a licensing agreement, Texas Instruments has allocated a certain amount of its wafer capacity to Supertex to supplement the Company's production needs.

Supertex subcontracts most of its standard component packaging to independent assemblers, principally in Thailand, Taiwan, Malaysia, and the Philippines. The Company tests all products before shipment to customers. The Company has experienced increases in packaging and assembly costs in the past due to fluctuations in the valuation of foreign currencies and recognizes that these fluctuations could have a material adverse impact on gross margins. To date, however, the Company has not experienced any materially adverse effects from these fluctuations. A specialized assembly area is maintained at the Company's manufacturing facilities to package engineering prototypes, to ensure high priority deliveries, and to assemble high reliability circuits required in military and high reliability applications. Although the Company's off-shore assembly subcontractors have not experienced any serious work stoppage, the political situation in these countries could be volatile. Any prolonged work stoppage or other inability of the Company to assemble products would have a material adverse impact on the Company's operating results although the Company has qualified assemblers in different countries to reduce risk. Furthermore, economic risks, such as changes in tariff or freight rates or interruptions in air transportation, could adversely affect the Company's operating results.

Silicon wafers have been in short supply in the past year. Supertex has made arrangements with its supplier to guarantee a
continuous supply.   Assembly packages and other raw materials
used by the Company in the manufacture of its products are obtainable from several suppliers. Such types of materials had been in short supply in the past, but recently these materials appear to be subject to competitive pricing pressure. However, any future shortage of supply would have a material adverse effect on the operating results of the Company. As is typical in the semiconductor industry, the Company must allow lead time in ordering certain materials and services and often commits to volume purchases to obtain favorable pricing concessions and resource allocations.

Government regulations impose various environmental controls on the waste treatment and discharge of certain chemicals and gases after their use in semiconductor processing. The Company believes that its activities conform to present environmental regulations. However, increasing attention has been focused on the environmental impact of semiconductor manufacturing operations. While the Company has not experienced any material adverse effects on its business or financial results from its compliance with environmental regulations and installation of pollution control equipment, there can be no assurance that changes in such regulations will not necessitate costly equipment or other requirements in the future. The Company works closely with pollution experts from federal, state, and local agencies, especially from the City of Sunnyvale, California, to ascertain that the Company is in compliance with present requirements.

Sales

Supertex markets its standard and custom products in the United
States and abroad through the Company's direct sales and marketing personnel and through independent sales representatives and distributors supported by the Company's field sales managers out of the Company's sales offices in Illinois, New York, Texas and the United Kingdom.

Export sales are made primarily through independent distributors to customers in Western Europe and the Far East, and represented 44%, 50% and 44% of net sales in fiscal years 1996, 1995 and 1994, respectively. Exports to the Far East are largely to customers in Japan. Export sales are denominated only in U.S. dollars. Although export sales are subject to certain governmental commodity controls and restrictions for national security purposes, the Company has not had any material adverse effects on its business or financial results because of these limitations.

In fiscal 1996, two customers, who are both distributors, accounted for approximately 15% and 12% of net sales. In fiscal 1995 and 1994, the second customer previously discussed in this paragraph, accounted for approximately 16% and 13% of net sales, respectively. There is no long-term production agreement with these customers. Normal terms and conditions of sale apply, which include a 60-day notice of cancellation and charges for work in process for cancellations of less than 60 days from shipment.

Backlog

The Company's backlog at March 31, 1996, was approximately $17,942,000 compared with $11,729,000 and $8,677,000 at March
31, 1995 and 1994, respectively. The Company expects that all of this backlog will be shipped in fiscal 1997. Customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. For those reasons, the Company believes that backlog is not meaningful in predicting the Company's actual net revenue for any future period.

Competition

Because of the Company's product niche orientation, market statistics generally are not available for many of its products. Competition in general among manufacturers of semiconductor components and discrete transistors is intense. Many of the Company's domestic and foreign competitors have greater facilities, financial, technical, and personnel resources, and more diverse product lines. Such factors as product prices, product performance, diversity of product lines, delivery capabilities, and the ability to adapt to rapid technological change and develop new and improved products are the principal methods of competition in the industry. The Company believes it is a leader in important segments of its product families where it has a technological and/or cost advantage and that it is generally competitive with respect to these factors.

Patents and Licenses

The Company holds numerous United States patents expiring from 1996 to 2009 and has applications for additional patents pending. Although the Company believes that its patents may have value, there can be no assurance that the Company's patents, or any additional patents that may be obtained in the future, will provide meaningful protection from competition. The Company believes that its success depends primarily on the experience, creative skills, technical expertise, and marketing ability of its personnel rather than on the ownership of patents. Patents may, however, be useful for cross license purposes.

Supertex is not aware that any of its products infringe on patent or other proprietary rights of third parties but it cannot be certain that they do not do so. If infringement is alleged, there can be no assurance that the necessary licenses could be obtained, or if obtained, would be on terms or conditions that would not have a material adverse effect on the Company.

Employees

At March 31, 1996, the Company had 274 full time employees. Many of the Company's employees are highly skilled, and the Company's continued growth and success will depend in part on its ability to attract and retain such employees, who are generally in great demand. At times, the Company as well as other semiconductor manufacturers experience difficulty in hiring and retaining sufficient numbers of skilled personnel.

The Company believes that the compensation, benefits, and incentives offered to its employees are competitive with those generally offered throughout the semiconductor industry. There are no collective bargaining agreements between the Company and its employees, and there has been no work stoppage due to labor difficulties. The Company considers its employee relations to be good.

Executive Officers of the Company

							    Officer
Name                    Position with the Company    Age     Since
- ----                    -------------------------    ---    -------
Henry C. Pao            President, Principal          58     1976
			Executive and Financial
			Officer

Richard E. Siegel       Executive Vice President      50     1982

Benedict C. K. Choy     Senior Vice President,        50     1976
			Technology Development and
			IC Products, and Secretary

Michael V. Bond         Vice President, DMOS          56     1983
			Products

Officers appointed by the Board of Directors serve at the discretion of the Board. There is no family relationship between any directors or executive officers of the Company except as stated below.

Dr. Henry C. Pao is a founder of Supertex and has served as President, Principal Financial and Executive Officer, and as a
Director since the Company's formation in 1976. Dr. Pao is the son of Mr. Yunni Pao and the brother of Frank Pao, also
Directors of the Company.

Richard E. Siegel joined the Company in 1981 as National Sales Manager and was appointed Vice President of Sales and Marketing in April 1982, Senior Vice President in February 1988, and has served as Executive Vice President since November 1988. He has been a Director since 1988.

Benedict C. K. Choy, a founder of the Company, joined Supertex in 1976 as Vice President, Device Technology and Process
Development, and has served as Senior Vice President since
February 1988.  He has been a Director since 1986.

Michael V. Bond joined Supertex in June, 1982, as Director of
DMOS Products, and was appointed Vice President, DMOS
Operations, in 1983. He has also served as Vice President of Quality Assurance/Quality Control since that time.

Item 2.  Properties

The Company leases facilities covering approximately 38,000 square feet at 1225/1231 Bordeaux Drive, Sunnyvale, California. Operations include wafer fabrication, process engineering, assembly, and quality control functions. These facilities are leased from a corporation owned by a director of the Company. (See Note 6 of "Notes to Consolidated Financial Statements.")

The Company owns its headquarters building of approximately
42,000 square feet at 1235 Bordeaux Drive, Sunnyvale,
California, which houses the executive offices, sales and marketing, product engineering, test, production control, and corporate financial and administrative staff.

The Company believes that its existing facilities and equipment are well maintained and are in good operating condition.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 1996.

			     PART II

Item 5.  Market for Registrant's Common Equity and Related
	 Shareholder Matters

On May 6, 1996, the last reported sale price was $17 1/2 per share. There were approximately 2,780 shareholders of record of common stock on May 6, 1996. The Company has not paid cash dividends on its common stock in fiscal years 1996 and 1995, and its Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

The following table sets forth the range of high and low closing sale prices reported on The Nasdaq Stock Market under the symbol SUPX for the periods indicated.


		      Fiscal Years Ended March 31,
		      ----------------------------
			 1996                1995
			----                ----
		   High      Low       High      Low
		 -------   -------   -------   -------
First Quarter    $ 9 3/8   $ 7 3/8   $ 4 1/4   $ 3

Second Quarter    12 1/8     8 1/8     5 3/4     3 1/8

Third Quarter     11 1/4     8 3/4     8 1/8     4 7/8

Fourth Quarter    13 3/4     9 1/2     9 1/2     7

Item 6.  Selected Consolidated Financial Data

The selected financial information and other data presented below should be read in conjunction with the "Consolidated
Financial Statements," "Notes to Consolidated Financial
Statements," and "Management's Discussion and Analysis" included elsewhere in this Form 10-K.


				     Fiscal Years Ended March 31,
				     ----------------------------
			   1996       1995       1994       1993       1992
			 --------   --------   --------   --------   --------
					    (in thousands)
Balance Sheet Data:
 Working capital ....... $ 32,197   $ 27,723   $ 23,240   $ 20,971   $ 20,910

 Total assets .......... $ 45,428   $ 37,310   $ 31,202   $ 27,234   $ 27,254

 Shareholders' equity .. $ 38,663   $ 31,164   $ 25,776   $ 23,080   $ 23,206

				   Fiscal Years Ended March 31,
				   ----------------------------
			   1996      1995      1994      1993      1992
			 --------  --------  --------  --------  --------
			     (in thousands, except per share amounts)
Statement of Operations Data:
Net sales .............. $ 42,802  $ 31,806  $ 26,108  $ 23,752  $ 26,015

Costs and expenses:
 Costs of sales ........   22,097    16,133    13,652    13,828    14,435

 Research and
 development ...........    5,647     4,427     4,360     4,127     3,870

 Selling, general and
 administrative ........    5,701     5,324     4,576     4,164     4,105

Income from operations .    9,358     5,922     3,520     1,633     3,605

Other income:
 Interest income .......    1,099       867       509       545       676

 Other income, net .....      255       129        83       131       131
			   ------    ------    ------    ------    ------
  Income before provision
  for income taxes .....   10,712     6,918     4,112     2,309     4,412

Provision for income
taxes ..................    3,321     1,853     1,110       630     1,283
			   ------    ------    ------    ------    ------
  Net income ...........  $ 7,391   $ 5,065   $ 3,002   $ 1,679   $ 3,129
			   ======    ======    ======    ======    ======
Net income per share ...  $  0.60   $  0.42   $  0.25   $  0.14   $  0.25
			   ======    ======    ======    ======    ======
Shares used in per
share computation ......   12,296    12,003    11,842    12,085    12,473
			   ======    ======    ======    ======    ======

Item 7.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Certain Factors

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forwardlooking statements as a result of the risk factors set forth below and elsewhere in this report. The industry in which the Company competes is characterized by extreme rapid changes in technology and frequent new product introductions. The Company believes that its long-term growth will depend largely on its ability to continue to enhance existing products and to introduce new products and features that meet the continually changing requirements of customers. While the Company has invested heavily in new products and processes, there can be no assurance that it can continue to introduce new products and features on a timely basis or that certain of its products and processes will not be rendered noncompetitive or obsolete by its competitors.

The following discussion should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated
Financial Statements" and "Selected Consolidated Financial Data" included elsewhere in this Form 10-K.

The following table sets forth items from the Statements of Income as a percentage of net sales for the periods indicated:

				Fiscal Years Ended March 31,
				----------------------------
			     1996          1995           1994
			     ----          ----           ----
Net sales ................. 100.0 %       100.0 %        100.0 %

 Costs of sales ...........  51.6          50.7           52.3

 Research and
 development ..............  13.2          13.9           16.7

 Selling, general and
 administrative ...........  13.3          16.7           17.5

Income from operations ....  21.9          18.6           13.5

Other income
 Interest income ..........   2.6           2.7            2.0

 Other income, net ........   0.6           0.4            0.3

  Income before provision
  for income taxes ........  25.1          21.7           15.8

Provision for
income taxes ..............   7.8           5.8            4.3

 Net income ...............  17.3 %        15.9 %         11.5 %

Results of Operations

NET REVENUES. The Company had net revenues of $42,802,000 in fiscal 1996, an increase of $10,996,000 or 35% from the previous fiscal year. Fiscal 1995 net revenues improved from fiscal 1994 by $5,698,000 or 22%. The Company's revenue growth has been generated principally by new product introductions in the Company's targeted markets of medical ultrasound imaging, telecommunications, and flat panel displays.

In fiscal 1996, approximately 44% of the Company's net revenues were derived from customers outside the United States, primarily in Western Europe and the Far East (50% in fiscal 1995 and 44% in fiscal 1994). All of the Company's sales to international customers were denominated in U.S. currencies.

GROSS MARGIN. The Company's gross margin as a percentage of net revenues was 48.4%, 49.3% and 47.7% in fiscal 1996, 1995 and 1994, respectively. In fiscal 1996, as a result of high customer demand for the Company's newer products sooner than the Company had anticipated, production ramp up of these products, which have yet to benefit from production learning curve efficiencies, contributed to the slightly lower gross margins. As the Company gains production experience in these newer products, gross margins are expected to improve.

RESEARCH AND DEVELOPMENT. Research and development expenses were 13.2%, 13.9% and 16.7% of net revenues in fiscal 1996, 1995 and 1994, respectively. The percentage decrease from year to year was due to sales volume increases and tighter cost controls, although actual dollar expenses increased each year. The Company expects that research & development expenses will continue to increase in absolute dollars during fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 13.3%, 16.8% and 17.5% of net revenues in fiscal 1996, 1995 and 1994, respectively. The percentage decrease for each year was due to sales volume increases, while actual dollar expenses increased due to increases in sales commissions, payroll and its related benefits as well as incentive compensation for certain sales personnel.

INTEREST INCOME. Interest income consists of interest income from the Company's cash, cash equivalents and short term investments.

PROVISION FOR INCOME TAXES. Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The adoption of SFAS 109 did not have a material impact on the Company's financial position or results of operations for fiscal 1994. Income taxes for fiscal 1996, 1995 and 1994 were at 31%, 27% and 27%, respectively, of income before provision for income taxes. The effective income tax rate is expected to increase in fiscal 1997.

RECENT ACCOUNTING PRONOUNCEMENTS. During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stockbased compensation plans. The Company is currently following the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company plans to adopt SFAS 123 during fiscal 1997 utilizing the disclosure alternative.

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." (SFAS 121), which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 will become effective for the Company's 1997 fiscal year. The Company does not expect SFAS 121 to have a material impact on the Company's financial condition or results of operation.

Financial Condition

OVERVIEW.  Total assets grew to $45,428,000 at the end of fiscal
1996, up from $37,310,000 at the end of fiscal 1995. The increase is due to favorable operating results for the year.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary source of funds for fiscal 1996, 1995 and 1994 has been the net cash generated from operating activities of $7,737,000, $3,767,000 and $3,090,000, respectively. Net cash provided by operating activities in fiscal 1996 of $7,737,000 consisted principally of net income of $7,391,000 plus depreciation and amortization of $1,571,000, provision for doubtful accounts and sales returns of $857,000 and an increase in accounts payable and accrued expenses of $756,000, offset partially by increases in accounts receivable & inventories of $2,609,000 and $716,000, respectively.

Net cash provided by investing activities in fiscal year 1996 was $4,118,000, which consisted of a decrease in short term investments of $8,738,000, offset by purchases of property and equipment of $4,620,000, which included the acquisition of the Company's corporate headquarters during the fiscal year.

Net cash used in financing activities was $184,000, which consisted of repurchases of the Company's common stocks, partially offset by proceeds from exercises of stock options.

As of March 31, 1996, the Company's working capital was $32,197,000. Working capital included approximately $22,389,000 in cash, cash equivalents and short-term investments.

The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements through the end of fiscal 1997. The
Company expects to spend approximately $11.7 million for capital acquisitions during fiscal year 1997.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and Financial Statement Schedule are listed in Item 14 of this report.

Supplementary Quarterly Financial Data:

								Quarters Ended
				-----------------------------------------------------------------------------
				Mar 31,   Dec 31,   Sep 30,   Jun 30,   Mar 31,   Dec 31,   Sep 30,   Jun 30,
				 1996      1995      1995      1995      1995      1994      1994      1994
				-------   -------   -------   -------   -------   -------   -------   -------
(Unaudited)                                        (in thousands, except per share amounts)
Statement of Operations Data:
Net sales                       $12,168   $11,118   $10,359   $ 9,157   $ 8,742   $ 8,180   $ 7,644   $ 7,240

Cost of sales                     6,276     5,718     5,422     4,681     4,526     4,167     3,804     3,636

Income from operations            2,769     2,473     2,185     1,931     1,539     1,543     1,412     1,428

Income before provision for
income taxes                      3,159     2,791     2,492     2,270     1,936     1,783     1,602     1,597

Net income                      $ 2,180   $ 1,926   $ 1,719   $ 1,566   $ 1,428   $ 1,302   $ 1,169   $ 1,166

Net Income per share            $  0.18   $  0.16   $  0.14   $  0.13   $  0.12   $  0.11   $  0.10   $  0.10

Item 9.  Changes in and Disagreements with  Accountants on
	 Accounting and Financial Disclosure

None.

			     PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding directors is set forth under "Election of Directors - Nominees" on page 2 of the Proxy Statement, which information is incorporated herein by reference.

Information regarding executive officers is included in Part I hereof under caption "Executive Officers of the Company", and is hereby incorporated herein by reference.

Item 11.  Executive Compensation

Information regarding the Company's remuneration of its officers and directors is set forth under "Compensation of Directors" on page 5 and "Compensation of Executive Officers" on page 7 of the Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
	  Management

Information regarding the security ownership of certain beneficial owners and management is set forth under "Security
Ownership of Certain Beneficial Owners and Management" on pages
5 through 6 of the Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is set forth under "Certain Transactions: Lease with Company Director" on page 5 of the Proxy Statement, which information is incorporated herein by reference.

			     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) The following documents are filed as part of this report:
							 Page No.
							 --------
1. Report of Coopers &
   Lybrand L.L.P., Independent Accountants ................... 14

2. Consolidated Financial Statements:

    Consolidated Balance Sheets at March 31, 1996 and 1995 ... 15

    For the three years ended March 31, 1996, 1995, and 1994:

     Consolidated Statements of Income ....................... 16

     Consolidated Statements of Shareholders' Equity ......... 16

     Consolidated Statements of Cash Flows ................... 17

    Notes to Consolidated Financial Statements ............... 18

3. Financial Statement Schedule.  The following Financial
   Statement Schedule of Supertex, Inc., is filed as part of this report and should be read in conjunction with the Consolidated
   Financial Statements of Supertex.

    Schedule for fiscal years ended March 31, 1996, 1995, and 1994:

    II Valuation and Qualifying Accounts ..................... 23

All other schedules have been omitted since the required information is not present or it is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including notes thereto.

4. Exhibits.  The exhibits listed in the accompanying EXHIBIT
   INDEX are filed as part of this annual report.

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

			  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				SUPERTEX, INC.


Dated:  June 5, 1996            /s/ Henry C. Pao
				----------------------------------
				Henry C. Pao, President, Principal
				Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		      POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry C. Pao, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Signature                  Title                       Date

/s/ Henry C. Pao           President, Principal        June 5, 1996
- -----------------------    Executive and Financial
(Henry C. Pao)             Officer and Director

/s/ Richard E. Siegel      Executive Vice President    June 5, 1996
- -----------------------    and Director
(Richard E. Siegel)

/s/ Benedict C. K. Choy    Senior Vice President       June 5, 1996
- -----------------------    and Director
(Benedict C. K. Choy)

/s/ Yunni Pao              Director                    June 5, 1996
- -----------------------
(Yunni Pao)

/s/ Frank C. Pao           Director                    June 5, 1996
- -----------------------
(Frank C. Pao)

	       REPORT OF INDEPENDENT ACCOUNTANTS
	       ---------------------------------

The Board of Directors and Shareholders of Supertex, Inc.:

 We have audited the consolidated financial statements and the financial statement schedule of Supertex, Inc. and subsidiary, listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Supertex, Inc. and subsidiary, as of March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


				COOPERS & LYBRAND L.L.P.
San Jose, CA
April 26, 1996

			      SUPERTEX, INC.
			CONSOLIDATED BALANCE SHEETS
		     (in thousands, except share data)

								March 31,
							  -------------------
							     1996       1995
							     ----       ----
ASSETS
Current Assets:
 Cash and cash
 equivalents ............................................ $ 16,108   $  4,437

 Short term
 investments ............................................    6,281     15,019

 Trade accounts receivable, net of allowances of
 $559 in 1996 and $487 in 1995 ..........................    7,823      5,800

 Other accounts receivable ..............................       81        352

 Inventories ............................................    7,254      6,637

 Deferred income taxes ..................................    1,241      1,455

 Prepaid expenses .......................................      174        169
							   -------    -------
  Total current assets ..................................   38,962     33,869

Property and equipment, net .............................    6,466      3,441
							  --------   --------
TOTAL ASSETS ............................................ $ 45,428   $ 37,310
							  ========   ========

LIABILITIES
Current liabilities:
 Trade accounts payable ................................. $  3,357   $  2,762

 Accrued salaries, wages and employee benefits ..........    1,723      1,409

 Income taxes payable ...................................      638      1,014

 Other accrued liabilities ..............................      314        467

 Deferred income on shipments to distributors ...........      733        494
							     -----      -----
  Total current liabilities .............................    6,765      6,146
							     -----      -----
Commitments (Note 6)

SHAREHOLDERS' EQUITY

 Preferred stock, no par value -- 10,000,000
 shares authorized, none outstanding ....................       --         --

 Common stock, no par value -- 30,000,000 shares
 authorized; issued and outstanding 11,935,671 in 1996
 and 11,893,411 in 1995 .................................   18,709     18,173

 Retained earnings ......................................   19,954     12,991
							    ------     ------
  Total shareholders' equity ............................   38,663     31,164
							    ------     ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............. $ 45,428   $ 37,310
							    ======     ======

See accompanying NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

			    SUPERTEX, INC.
		   CONSOLIDATED STATEMENTS OF INCOME
		(in thousands, except per share amounts)
					  Years Ended March 31,
				     ---------------------------------
				       1996        1995        1994
				     ---------   ---------   ---------
Net sales .......................... $  42,802   $  31,806   $  26,108
					------      ------      ------
Costs and expenses:
 Costs of sales ....................    22,097      16,133      13,652

 Research and development ..........     5,647       4,427       4,360

 Selling, general
 and administrative ................     5,700       5,324       4,576
					------      ------      ------
  Total costs and expenses .........    33,444      25,884      22,588
					------      ------      ------
Income from operations .............     9,358       5,922       3,520

Other income:
 Interest income ...................     1,099         867         509

 Other income, net .................       255         129          83
					------      ------      ------
  Income before provision
  for income taxes .................    10,712       6,918       4,112

Provision for income taxes .........     3,321       1,853       1,110
					------      ------      ------
  Net income .......................  $  7,391    $  5,065    $  3,002
					======      ======      ======
Net income per share ...............  $   0.60    $   0.42    $   0.25
					======      ======      ======
Shares used in per
share computation ..................    12,296      12,003      11,842
					======      ======      ======

See accompanying NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

			      SUPERTEX, INC.
	      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
			      (in thousands)
			  Common Stock
		       ------------------         Retained       Shareholders'
		       Shares      Amount         Earnings          Equity
		       ------      ------         --------       ------------
Balance, March 31,
1993 .................   11,817    $ 17,628        $ 5,452           $ 23,080

 Stock options
 exercised ...........       29          69             --                 69

 Stock repurchased ...     (128)       (194)          (181)              (375)

 Net income ..........       --          --          3,002              3,002
			 ------      ------         ------             ------
Balance, March 31,
1994 .................   11,718      17,503          8,273             25,776

 Stock options
 exercised ...........      227         740             --                740

 Stock repurchased ...      (52)        (70)          (347)              (417)

 Net income ..........       --          --          5,065              5,065
			 ------      ------         ------             ------
Balance, March 31,
1995 .................   11,893      18,173         12,991             31,164

 Stock options
 exercised ...........       99         329             --                329

 Stock
 repurchased .........      (56)        (85)          (428)              (513)

 Tax benefits from exercise
 of certain options ..       --         292             --                292

 Net income ..........       --          --          7,391              7,391
			 ------      ------         ------             ------
Balance, March 31,
1996 .................   11,936    $ 18,709       $ 19,956           $ 38,663
			 ======      ======         ======             ======

See accompanying NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

			      SUPERTEX, INC.
		   CONSOLIDATED STATEMENTS OF CASH FLOWS
			      (in thousands)
						     Years Ended March 31,
						 ----------------------------
						 1996        1995        1994
						 ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................. $  7,391    $  5,065     $ 3,002

Non-cash adjustments to net income:
 Depreciation and amortization ..............    1,571       1,138         910

 Provision for doubtful accounts
 and sales returns ..........................      857         799         596

 Provision for excess and
 obsolete inventories .......................       99        (277)        162

 Loss on disposal of assets .................       24           7          89

 Deferred income taxes ......................      214        (137)         58

Changes in operating assets and liabilities:
 Accounts receivable ........................   (2,609)     (2,663)     (1,347)

 Inventories ................................     (716)       (924)       (623)

 Prepaid expenses ...........................       (5)         39         (55)

 Trade accounts payable
 and accrued expenses .......................      756         944         607

 Income taxes payable .......................      (84)       (293)       (307)

 Deferred revenue on
 shipments to distributors ..................      239          69          (2)
						 -----       -----       -----
Total adjustments ...........................      346      (1,298)         88
						 -----       -----       -----
Net cash provided by operating activities ...    7,737       3,767       3,090
						 -----       -----       -----

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment .........   (4,620)     (2,050)     (1,426)

Purchases of short term investments .........  (39,350)    (33,019)         --

Proceeds from maturities
of short term investments ...................   48,088      18,000          --
						------      ------      ------
Net cash provided by (used in)
investing activities ........................    4,118     (17,069)     (1,426)
						------      ------       -----

CASH FLOWS FROM FINANCING ACTIVITIES

Stock options exercised .....................      329         740          69

Stock repurchased ...........................     (513)       (417)       (375)
						   ---         ---         ---
Net cash provided by
(used in) financing activities ..............     (184)        323        (306)
						   ---         ---         ---
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS ...................   11,671     (12,979)      1,358

CASH AND CASH EQUIVALENTS:

 Beginning of year ..........................    4,437      17,416      16,058
						 -----      ------      ------
 End of year ................................ $ 16,108    $  4,437    $ 17,416
						------      ------      ------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Tax benefit from exercise of stock options        292          --          --

See accompanying NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

		       SUPERTEX, INC.
	 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. The Company designs, manufactures and markets custom and standard semiconductor products.

Use of Estimates in Preparation of the Financial Statements -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties. The Company's sales are concentrated in the high voltage semiconductor components industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, changes in customer requirements, or the emergence of competitor products with new capabilities or technologies could affect the Company's operating results adversely. The Company currently buys all of its silicon wafers, an integral component of its products, from one supplier. Failure by this supplier to satisfy the Company's requirement on a timely basis at competitive prices could cause a delay in manufacturing and a possible loss of revenues, which would affect operating results adversely.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Net Sales. The Company has no revenue-producing operations outside the United States. In fiscal 1996, two customers, who are both distributors, accounted for approximately 15% and 12% of net sales. In fiscal 1995 and 1994, the second customer previously discussed in this paragraph, accounted for approximately 16% and 13% of net sales, respectively. Export sales, which are made primarily to Western Europe and the Far East, accounted for approximately 44%, 50% and 44% of net sales in fiscal 1996, 1995 and 1994, respectively.

Fiscal Period. The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31. The Company's fiscal years in the accompanying financial statements have been shown ending on March 31. Fiscal years 1996, 1995 and 1994 all comprise 52 weeks.

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount reported in the balance sheets of cash, cash equivalents and short-term investments approximate estimated fair value because of the short maturity of the financial instruments.

Short Term Investments. Short term investments, which are classified as held to maturity, consist principally of bank certificates of deposit that mature within one year and are stated at cost, which approximates fair market value.

Inventories. Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. The Company's inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence when estimating amounts required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term.

Recent Accounting Pronouncements. During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company plans to adopt SFAS 123 during fiscal 1997 utilizing the disclosure alternative.

			 SUPERTEX, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During March 1995, the Financial Accounting Standards Board issued statement No. 121, "Accounting for the Impairment of LongLived Assets and for Long-Lived Assets to be Disposed of." (SFAS 121), which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles & goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 will become effective for the Company's 1997 fiscal year. The Company does not expect SFAS 121 to have a material impact on the Company's financial condition or results of operation.

Property and Equipment. Property and equipment are stated at cost and depreciated using accelerated methods over estimated useful lives of five to thirty-nine years. Leasehold improvements are recorded at cost and are amortized on a straight-line basis over the lesser of the related lease term or the estimated useful life of the assets.

Revenue Recognition. Direct sales to customers are recognized upon shipment of product. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and future returns, the Company defers recognition of such sales and the related costs of sales until the merchandise is sold by distributors to end users.

Net Income Per Share. Net income per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalents shares consists of outstanding stock options.

Concentration of Credit Risk. The Company sells its semiconductor products in North America, Europe and the Pacific Rim to numerous customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances for potential credit losses are maintained and such losses historically have not been material. Substantially all of the Company's cash, cash equivalents and short-term investments are held at three major banks domiciled in the United States.

Income Taxes. The Company utilizes the liability method to account for income taxes where deferred tax assets or liabilities are determined based on the temporary differences between the bases used for financial versus tax reporting of assets and liabilities, using tax laws and rates in effect for the year in which the differences are expected to affect taxable income. The realizability of deferred tax assets is based on expectations about future taxable income.

Reclassifications. Certain amounts in the prior years' financial statements have been reclassified to conform with fiscal 1996 presentation. These reclassifications did not change previously reported working capital, shareholders' equity, income from operations, or net income.

2. INVENTORIES  (in thousands):

							       March 31,
							 --------------------
							 1996            1995
							 ----            ----
Finished Goods ...................................... $ 1,366         $   901

Work-in-process .....................................   4,122           4,699

Raw Materials .......................................   1,766           1,037
							-----           -----
						      $ 7,254         $ 6,637
							=====           =====

			     SUPERTEX, INC.
	 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. PROPERTY AND EQUIPMENT  (in thousands):

							       March 31,
							 --------------------
							 1996            1995
							 ----            ----
Machinery and equipment ............................. $13,792         $12,360

Leasehold improvements ..............................   1,588           1,683

Building ............................................   1,861              --

Furniture and fixtures ..............................      78              65
						       ------          ------
						       17,319          14,108

Less accumulated depreciation & amortization ........ (11,707)        (10,667)
						       ------          ------
							5,612           3,441

Land ................................................     854              --
						       ------          ------
						      $ 6,466         $ 3,441
						       ======          ======

4. INCOME TAXES

The components of the provision for income taxes for fiscal years ended March 31, 1996, 1995 and 1994 are as follows (in thousands):

						       March 31,
					 ------------------------------------
					 1996            1995            1994
					 ----            ----            ----

Federal - current ..................  $ 2,693         $ 1,571         $   800

Federal - deferred .................      202            (147)             67
					-----           -----             ---
					2,895           1,424             867

State - current ....................      414             419             252

State- deferred ....................       12              10              (9)
					-----           -----           -----
					  426             429             243
					-----           -----           -----
				      $ 3,321         $ 1,853         $ 1,110
					=====           =====           =====

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as follows:

						     1996      1995       1994
						     ----      ----       ----

Statutory provision ...............................   34%       34%        34%

State tax, net of federal benefits ................    5%        5%         5%

Tax credits .......................................   (2%)      (4%)       --

Benefit of foreign sales corporation ..............   (2%)      (3%)       (3%)

Other .............................................   (4%)      (5%)       (9%)
						      ---       ---        ---
						      31%       27%        27%
						      ===       ===        ===

Income taxes of $3,155,000,  $2,266,000 and $1,228,000 were paid during fiscal 1996, 1995 and 1994, respectively.

			    SUPERTEX, INC.
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The components of the deferred tax assets are as follows (in thousands):

							       March 31,
							 --------------------
							 1996            1995
							 ----            ----
Deferred tax assets:
 Accrued benefits .................................... $  242          $  348

 Inventory allowances ................................    190             209

 Accrued liabilities .................................     68             193

 State deferred taxes (net of federal benefits) ......    167             179

 Deferred income on shipments to distributors ........    215             168

 Allowances for doubtful accounts and sales returns ..    190             166

 Other ...............................................    169             192
							-----           -----
  Total deferred tax assets .......................... $1,241          $1,455
							=====           =====

Management has determined that no valuation allowance is required because, although realization is not assured, the Company anticipates that its estimated future taxable income will allow the deferred tax asset to be fully realized in future years. The amount of the deferred tax asset that is realizable could be reduced in the near term if actual results differ significantly from estimates of future taxable income.

5. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan -- The Company has a discretionary profit sharing plan for the benefit of eligible employees. Related expenses were $1,040,000, $652,000, and $391,000 in fiscal 1996,
1995 and 1994, respectively.

Savings and Retirement Plan -- The Supertex Savings and Retirement Plan allows for employee savings intended to qualify under the provisions of Section 401 of the Internal Revenue Code. Employees having at least three months of permanent service may make pretax contributions of 1% to 20% of qualified compensation, with the Company matching certain percentages of employee contributions, all of which are 100% vested. In fiscal years 1996, 1995 and 1994, the Company's matching contributions were $221,000, $138,000, and $28,000, respectively.

Stock Option Plans -- The 1991 Stock Option Plan provides for granting incentive stock options to employees, and non-statutory stock options to employees and consultants. Terms for exercising options are determined by the Board of Directors, and options expire at the earlier of the term provided in the Notice of Grant or upon termination of employment or consulting relationship.

A total of 1,925,715 shares of the Company's common stock were reserved for issuance under the 1991 Plan. As of March 31, 1996, options to purchase 861,950 shares remain outstanding, of which 123,530 shares are exercisable. Options granted under the Plans are granted at the fair market value of the Company's Common Stock on the date of grant and generally expire 10 years from the date of grant or at termination of service, whichever occurs first. Options vest over a five year period. As of March 31, 1996, there are 754,275 shares available for future grant under the 1991 Plan.

			       SUPERTEX, INC.
	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Combined information as to stock options is as follows:

			   Number of Shares                         Total
			     Under Option     Price Per Share   (in thousands)
			   ----------------   ---------------   --------------

March 31, 1993 balance ...          584,600   $ 1 7/8 - 4 3/8         $  1,966

 Granted .................          319,200     2 3/4 - 3 3/8              956

 Exercised ...............          (29,200)    2 1/8 - 2 7/8              (69)

 Canceled ................          (46,200)    2     - 4 1/8             (148)
				     ------                              -----
March 31, 1994 balance ...          828,400     1 7/8 - 4 3/8            2,705

 Granted .................          201,300     3 1/2 - 7 3/4            1,109

 Exercised ...............         (227,080)    1 7/8 - 4 3/8             (740)

 Canceled ................         (135,360)    2 3/8 - 7 3/4             (473)
				    -------                              -----
March 31, 1995 balance ...          667,260   1 15/16 - 7 3/8            2,601

 Granted .................          376,600     7 1/4 - 12 5/8           3,495

 Exercised ...............          (98,510)  1 15/16 - 7 3/8             (329)

 Canceled ................          (83,400)    2 3/8 - 11 3/8            (493)
				    -------                              -----
March 31, 1996 balance ...          861,950  $  2 3/4 - 12 5/8         $ 5,274
				    =======                              =====

6. COMMITMENTS

The Company leases its manufacturing facility under an operating lease that expires in February 2001, from a corporation owned by one of the Company's directors. Under the lease, the Company is responsible for maintenance costs, including real property taxes, utilities and other costs. Future minimum lease payments at March 31, 1996 are as follows (in thousands):

			Fiscal Year
    --------------------------------------------------
    1997     1998     1999     2000     2001    Total
    ----     ----     ----     ----     ----   -------
   $ 350    $ 350    $ 350    $ 350    $ 322   $ 1,722

Rental expenses were approximately $473,000, $524,000, and $515,000 in fiscal years 1996, 1995 and 1994, respectively.

SCHEDULE II

			       SUPERTEX, INC.
		      VALUATION AND QUALIFYING ACCOUNTS
			       (in thousands)
			   Balance at      Charged to               Balance at
			   Beginning       Costs and    Write-Off      End
			   of Period        Expenses   of Accounts  of Period
			   ----------      ----------  -----------  ----------
Year ended March 31, 1994
 Allowance for
 sales returns ...........  $  172          $  556      $   411      $  317

 Allowance for
 doubtful accounts .......      73              40           20          93

 Inventory allowances ....     699             162          141         720

Year ended March 31, 1995
 Allowance for
 sales returns ...........     317             717          682         352

 Allowance for
 doubtful accounts .......      93              82           40         135

 Inventory allowances ....     720            (277)        (171)        614

Year ended March 31, 1996
 Allowance for
 sales returns ...........     352             867          785         434

 Allowance for
 doubtful accounts .......     135             (10)          --         125

 Inventory allowances ....  $  614          $   99       $  154      $  559


SUPERTEX, INC.
EXHIBIT INDEX

(The Registrant will furnish to any shareholders who so request a copy of this Annual Report on Form 10-K and any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing such exhibit.)

Exhibit    Exhibit Description

 3.1*      Restated Articles of Incorporation of Registrant filed
	   May 21, 1980.

 3.2*      Certificate of Amendment of Articles of Incorporation filed
	   April 16, 1981.

 3.3* Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

 3.4****   Bylaws of Registrant, as amended.

10.2*      Lease for 1225 and 1231 Bordeaux Drive, Sunnyvale
	   California, dated January 25, 1991, between Fortuna Realty Company, as Lessor, and Registrant, as Lessee.

10.6* 1981 Stock Option Plan, as amended, with form of stock option agreement.

10.6a****  1991 Stock Option Plan, as amended, with form of stock
	   option agreement.

10.7*      Profit Sharing Plan.

10.21** Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

10.22***   Agreement with Texas Instruments Inc. dated May 31,
	   1991. (1)

11.1       Statement Regarding Computation of Net Income Per Share.

23.1       Consent of Coopers & Lybrand L.L.P., Independent
	   Accountants.

24.1       Power of Attorney.

27.1       Financial Data Schedule.

   * Incorporated by reference to exhibit of same number of Registrant's Registration Statement on Form S-1 (File No.
     2-86898), which became effective December 6, 1983.

  ** Incorporated by reference to exhibit filed with Quarterly
     Report on Form 10-Q for period ended October 1, 1988.

 *** Incorporated by reference to exhibit filed with Annual
     Report on Form 10-K for year ended March 31, 1991.

**** Incorporated by reference to exhibit included in Registrant's Registration Statement on Form S-8 (File No.
     33-43691), which became effective September 1, 1995.

(1) Confidential treatment of portions of this exhibit was granted by order dated August 12, 1991.