Form 10-Q
period 1996-06-30
SUPERTEX INC
filed 1996-07-25
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C.  20549

FORM 10-Q

(MARK ONE)
(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 1934

	     For the quarterly period ended June 30, 1996

				 or

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

		       Yes  (X)        No  ( )

As of July 23, 1996, 11,992,881 shares of the Registrant's common stock were issued and outstanding.


		   Total number of pages:  10

SUPERTEX, INC.
QUARTERLY REPORT - FORM 10Q

Table of Contents
- -----------------                                              Page No.
							       --------
		      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements .................................    3

	  Consolidated Statements of Income ...................    3

	  Consolidated Balance Sheets .........................    4

	  Consolidated Statements of Cash Flows ...............    5

	  Notes to Consolidated Financial Statements ..........    6

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations ..................    7

			PART II- OTHER INFORMATION

Item 6.  Exhibits, Financial Statement Schedule
	 and Reports on Form 8-K ..............................    8

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

			  SUPERTEX, INC.
		CONSOLIDATED STATEMENTS OF INCOME
			   (unaudited)
	     (in thousands, except per share amounts)
						     Three-months Ended
						-----------------------------
						June 30, 1996   June 30, 1995
						-------------   -------------
Net sales                                          $  12,461        $  9,157

Cost and expenses:
 Cost of sales                                         6,310           4,681

 Research and development                              1,310           1,282

 Selling, general and administrative                   1,594           1,263
						    --------        --------
  Total costs and expenses                             9,214           7,226
						    --------        --------
Income from operations                                 3,247           1,931

 Interest income                                         367             312

 Other income, net                                        --              27
						    --------        --------
  Income before provision for income taxes             3,614           2,270

Provision for income taxes                             1,156             704

  Net income                                        $  2,458        $  1,566
						    ========        ========
Net income per share                                $   0.20        $   0.13
						    ========        ========
Shares used in per share computation                  12,495          12,246
						    ========        ========

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
		   CONSOLIDATED BALANCE SHEETS
		(in thousands, except share data)
					       Jun. 30, 1996    Mar. 31, 1996
					       -------------    -------------
						(unaudited)
ASSETS

Current Assets:
 Cash and cash equivalents                         $  8,903         $ 16,108

 Short term investments                              15,144            6,281

 Trade accounts receivable,
   net of allowances of $372 and $559                 8,777            7,823

 Other receivables                                      149               81

 Inventories                                          7,152            7,254

 Deferred income taxes                                1,241            1,241

 Prepaid expenses                                       848              174
						   --------         --------
  Total current assets                               42,214           38,962

Property and equipment, net                           6,561            6,466
						   --------         --------
TOTAL ASSETS                                       $ 48,775         $ 45,428
						   ========         ========

LIABILITIES
Current liabilities:
 Trade accounts payable                            $  2,725         $  3,357

 Accrued salaries, wages and employee benefits        1,728            1,723

 Income taxes payable                                 1,608              638

 Other accrued liabilities                              443              314

 Deferred revenue on shipments to distributors          952              733
						   --------         --------
  Total current liabilities                           7,456            6,765
						   --------         --------
SHAREHOLDERS' EQUITY

 Preferred stock, no par value --
   10,000,000 shares authorized, none outstanding        --               --

 Common stock, no par value -- 30,000,000
   shares authorized; issued and outstanding
   11,991,881  and 11,935,671 shares                 18,907           18,709

 Retained earnings                                   22,412           19,954
						   --------         --------
  Total shareholders' equity                         41,319           38,663
						   --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 48,775         $ 45,428
						   ========         ========

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
	       CONSOLIDATED STATEMENTS OF CASH FLOWS
			   (unaudited)
			  (in thousands)
						     Three Months Ended
						     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES           June 30, 1996    June 30, 1995
					       -------------    -------------
Net income                                         $  2,458         $  1,566

Non-cash adjustments to net income:
 Depreciation and amortization                          435              320

 Provision for doubtful accounts
   and sales returns                                    278              (10)

 Provision for excess and obsolete inventories           15              383

Changes in operating assets and liabilities:
 Accounts  and other receivables                     (1,300)             (50)

 Inventories                                             87             (514)

 Prepaid expenses                                      (674)             (62)

 Trade accounts payable and accrued expenses           (498)            (664)

 Income taxes payable                                   970              667

 Deferred revenue on shipments to distributors          219               90
						    -------          -------
Total adjustments                                      (468)             160
						    -------          -------
Net cash provided by operating activities             1,990            1,726
						    -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                   (530)            (484)

 Purchases of short term investments                (15,137)         (11,502)

 Proceeds from maturities of
   short term investments                             6,274           10,000
						    -------          -------
Net cash used in investing activities                (9,393)          (1,986)
						    -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock options exercised                                198                1
						    -------          -------
Net cash provided by financing activities               198                1
						    -------          -------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (7,205)            (259)

CASH AND CASH EQUIVALENTS:

 Beginning of period                                 16,108            4,437
						    -------          -------
 End of period                                      $ 8,903          $ 4,178
						    =======          =======

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
- ------

In the opinion of management, the unaudited financial statements for the three months ended June 30, 1996 and 1995 include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of financial condition and results of operations for those periods in accordance with generally accepted accounting principles.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements of Supertex, Inc. for the fiscal year ended March 31, 1996, which were included in the Annual Report on Form 10-K (File Number 0-12718).

Interim results are not necessarily indicative of results for the full fiscal year.

Inventories consisted of (in thousands):

					       June 30, 1996   March 31, 1996
					       -------------   --------------
						(unaudited)
Finished goods ..............................       $ 1,664          $ 1,366

Work-in-process .............................         4,276            4,122

Raw materials ...............................         1,212            1,766
						    -------          -------
						    $ 7,152          $ 7,254
						    =======          =======

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

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS 121), which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 will become effective for the Company's 1997 fiscal year. The Company does not expect SFAS 121 to have a material impact on the Company's financial condition or results of operations.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Certain Factors - This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The Company's sales are concentrated in the high voltage semiconductor components industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, changes in customer requirements or the emergence of competitor products with new capabilities or technologies could affect the Company's operating results adversely. The Company currently buys all of its silicon wafers, an integral component of its products, from one supplier. Failure by this supplier to satisfy the Company's requirements on a timely basis at competitive prices could cause a delay in manufacturing and a possible loss of revenues, which would affect operating results adversely.

Results of Operations

Net Sales - Net sales for the quarter ended June 30, 1996 of $12,461,000 were up 36% from $9,157,000 of the same period last year. Sales of new products and continued strength in existing products in the Company's targeted markets of medical ultrasound imaging, telecommunications, and flat panel displays contributed to this increase.

Gross Profit - Gross profit for the quarter was $6,151,000, compared with $4,476,000 in the same quarter of last year. Manufacturing costs, at 51% of net sales for the first quarter of both years, has been relatively stable due to cost controls.

Research and Development - Research and development expenses were $1,310,000 this year as compared with $1,282,000 last year. As a percentage of net sales, research and development expenses dropped from 14% to 11% as some new products were transferred to production. The Company intends to continue to invest heavily in its new product and process development efforts.

Selling, General and Administrative - Expenses for selling, general and administrative were $1,594,000, or 13% of net sales, compared with $1,263,000, or 14% of net sales, in the last fiscal year. The dollar increase in this category was due to a slight increase in payroll and related benefits as a result of an increase in headcount, as well as an increase in sales commissions from the increased business activities.

Interest Income - Interest and other income for this period were $367,000 compared with $339,000 last year. Increased cash available for investments, offset by slightly lower interest rates contributed to this small increase in interest income. There was no other income for this period.

Provision for Income Taxes - The Company's effective tax rate for the three months ended June 30, 1996 was 32%, an increase from 31% for the same period of last fiscal year.

Liquidity and Capital Resources - On June 30, 1996, the Company had $24,047,000 in cash, cash equivalents and short term investments, compared with $22,389,000 on March 31, 1996. This increase is mostly due to positive cash flow from operating activities consisting principally of net income and an increase in liability accounts, and partially offset by an increase in receivables. Net cash used in investing activities in the first quarter of 1996 was $9,393,000, which consisted mainly of purchases of short-term investments. Net cash provided by financing activities was $198,000 from the proceeds of stock option exercises.

The Company anticipates that available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements through the end of fiscal year 1997. The Company expects to spend approximately $11,700,000 for capital acquisitions during fiscal year 1997.

Recent Accounting Pronouncements - During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of Accounting

Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees".  The Company plans to adopt SFAS 123 during fiscal
1997 utilizing the disclosure alternative.

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS 121), which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 will become effective for the Company's 1997 fiscal year. The Company does not expect SFAS 121 to have a material impact on the Company's financial condition or results of operations.


PART II  -  OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

 (a)  Exhibits

  11.1    Statement Regarding Computation of Net Income Per Share
  27.1    Financial Data Schedule

 (b)  Reports on Form 8-K.

  None.


			    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			  SUPERTEX, INC.
			  (Registrant)

Date:  July 24, 1996

			     By:     /s/ Henry C. Pao
				     ---------------------
				     Dr. Henry C. Pao, President
				     (Principal Executive and
				      Financial Officer)

Exhibit 11.1

			  Supertex, Inc.
      Statement Regarding Computation of Net Income Per Share
	      (in thousands, except per share data)
							  Three Months Ended
							       June 30,
							 1996            1995
							------          ------
						      (unaudited)
PRIMARY:

 Weighted Average Shares Outstanding                    11,965          11,895

 Common Stock Equivalents                                  530             351
						       -------         -------
Total common and common equivalent shares               12,495          12,246
						       =======         =======
Net income                                             $ 2,458         $ 1,566
						       =======         =======
Net income per share                                   $  0.20         $  0.13
						       =======         =======
FULLY DILUTED:

 Weighted Average Shares Outstanding                    11,965          11,895

 Dilutive employee stock options                           530             373
						       -------         -------
Total common and common equivalent shares               12,495          12,268
						       =======         =======
Net income                                             $ 2,458         $ 1,566
						       =======         =======
Net income per share                                   $  0.20         $  0.13
						       =======         =======

Net income per share in the consolidated financial statements is presented under the primary basis as the effect of dilution under the fully diluted basis is not material.