Form 10-Q
period 1996-09-30
SUPERTEX INC
filed 1996-10-24
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C.  20549

FORM 10-Q

(MARK ONE)
(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 1934

	     For the quarterly period ended September 30, 1996

				 or

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

		       Yes  (X)        No  ( )

As of October 18, 1996, 12,038,061 shares of the Registrant's common stock were issued and outstanding.


		   Total number of pages:  10

SUPERTEX, INC.
QUARTERLY REPORT - FORM 10Q

Table of Contents
-----------------                                              Page No.
							       --------
		      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

	  Consolidated Statements of Income ...................    3

	  Consolidated Balance Sheets .........................    4

	  Consolidated Statements of Cash Flows ...............    5

	  Notes to Consolidated Financial Statements ..........    6

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations ..................    7

			PART II- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ..    8

Item 6.  Exhibits and Reports on Form 8-K .....................    8

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

			  SUPERTEX, INC.
		CONSOLIDATED STATEMENTS OF INCOME
			   (unaudited)
	     (in thousands, except per share amounts)
						       Three-months Ended,                  Six-months Ended,
						       ------------------                   ----------------
							  September 30,                       September 30,
							  ------------                        ------------
						      1996            1995                1996            1995
						      ----            ----                ----            ----
Net sales                                           $ 12,920        $ 10,359            $ 25,381        $ 19,516
						    --------        --------            --------        --------
Cost and expenses:
 Cost of sales                                         6,584           5,422              12,894          10,103

 Research and development                              1,223           1,321               2,534           2,604

 Selling, general and administrative                   1,503           1,431               3,097           2,694
						    --------        --------            --------        --------
  Total costs and expenses                             9,310           8,174              18,525          15,401
						    --------        --------            --------        --------
Income from operations                                 3,610           2,185               6,856           4,115

 Interest income                                         352             250                 719             541

 Other income, net                                        13              57                  13             105
						    --------        --------            --------        --------
  Income before provision for income taxes             3,975           2,492               7,588           4,761

Provision for income taxes                             1,272             773               2,428           1,476
						    --------        --------            --------        --------
  Net income                                        $  2,703        $  1,719            $  5,160        $  3,285
						    ========        ========            ========        ========
Net income per share                                $   0.22        $   0.14            $   0.41        $   0.27
						    ========        ========            ========        ========
Shares used in per share computation                  12,499          12,307              12,497          12,275
						    ========        ========            ========        ========

See accompanying Notes to Consolidated Financial Statements.

			     SUPERTEX, INC.
		      CONSOLIDATED BALANCE SHEETS
		   (in thousands, except share data)
					      Sept. 30, 1996    Mar. 31, 1996
					      --------------    -------------
						(unaudited)
ASSETS

Current Assets:
 Cash and cash equivalents                         $  6,424         $ 16,108

 Short term investments                              18,950            6,281

 Trade accounts receivable,
   net of allowances of $571 and $559                 9,067            7,823

 Other receivables                                      257               81

 Inventories                                          7,571            7,254

 Deferred income taxes                                1,241            1,241

 Prepaid expenses                                       622              174
						   --------         --------
  Total current assets                               44,133           38,962

Property and equipment, net                           8,271            6,466
						   --------         --------
TOTAL ASSETS                                       $ 52,404         $ 45,428
						   ========         ========

LIABILITIES
Current liabilities:
 Trade accounts payable                            $  4,189         $  3,357

 Accrued salaries, wages and employee benefits        1,985            1,723

 Income taxes payable                                   651              638

 Other accrued liabilities                              463              314

 Deferred revenue on shipments to distributors        1,003              733
						   --------         --------
  Total current liabilities                           8,291            6,765
						   --------         --------
SHAREHOLDERS' EQUITY

 Preferred stock, no par value --
   10,000,000 shares authorized, none outstanding        --               --

 Common stock, no par value -- 30,000,000
   shares authorized; issued and outstanding
   12,005,561 and 11,935,671 shares                  18,999           18,709

 Retained earnings                                   25,114           19,954
						   --------         --------
  Total shareholders' equity                         44,113           38,663
						   --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 52,404         $ 45,428
						   ========         ========

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
	       CONSOLIDATED STATEMENTS OF CASH FLOWS
			   (unaudited)
			  (in thousands)
						      Six Months Ended
						      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES          Sept. 30, 1996   Sept. 30, 1995
					      --------------   --------------
Net income                                         $  5,160         $  3,285

Non-cash adjustments to net income:
 Depreciation and amortization                          941              670

 Provision for doubtful accounts
   and sales returns                                    823              140

 Provision for excess and obsolete inventories          235              276

Changes in operating assets and liabilities:
 Accounts  and other receivables                     (2,243)          (1,083)

 Inventories                                           (552)            (865)

 Prepaid expenses                                      (449)            (124)

 Trade accounts payable and accrued expenses          1,243              247

 Income taxes payable                                    13               50

 Deferred revenue on shipments to distributors          270              131
						    -------          -------
Total adjustments                                       281             (558)
						    -------          -------
Net cash provided by operating activities             5,441            2,727
						    -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                 (2,746)          (3,156)

 Purchases of short term investments                (28,942)         (22,563)

 Proceeds from maturities of
   short term investments                            16,273           19,019
						    -------          -------
Net cash used in investing activities               (15,415)          (6,700)
						    -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock options exercised                                290               78

 Repurchase of stock                                      0             (100)
						    -------          -------
Net cash provided (used) by financing activities        290              (22)
						    -------          -------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (9,684)          (3,995)

CASH AND CASH EQUIVALENTS:

 Beginning of period                                 16,108            4,437
						    -------          -------
 End of period                                      $ 6,424          $   442
						    =======          =======

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
------
In the opinion of management, the unaudited information for the three months and six months ended September 30, 1996, include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of financial condition and results of operations for those periods in accordance with generally accepted accounting principles.

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

Inventories consisted of (in thousands):
					      Sept. 30, 1996   March 31, 1996
					      --------------   --------------
						(unaudited)
Finished goods ..............................       $ 1,525          $ 1,366

Work-in-process .............................         5,033            4,122

Raw materials ...............................         1,013            1,766
						    -------          -------
						    $ 7,571          $ 7,254
						    =======          =======

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

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Certain Factors: This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The Company's sales are concentrated in the high voltage semiconductor components industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, changes in customer requirements or the emergence of competitor products with new capabilities or technologies could affect the Company's operating results adversely. The Company currently buys all of its silicon wafers, an integral component of its products, from one supplier although other suppliers are being qualified. Failure by this supplier to satisfy the Company's requirements on a timely basis at competitive prices could cause a delay in manufacturing and a possible loss of revenues, which would affect operating results adversely.

Results of Operations

Net Sales: Net sales for the second quarter ended September 30, 1996 increased 19% to $12,290,000 from $10,359,000 of the same quarter last year. Six months net sales of $25,381,000 increased 30% from the same period last year of $19,516,000. Continued strength in our customers' markets contributed to this increase in sales. During the six months ended September 30, 1996, approximately 52% of Supertex's shipments were to international customers.

Gross Margin: Gross margin for the second quarter and six months ended September 30, 1996 were 49% compared with 48% for the same quarter and six months period of the prior year. A change in the product mix, with resultant lower cost of goods manufactured contributed to this small increase in gross margin.
Manufacturing costs have been relatively stable from period to period, with small variations of a few percentage points from one period to another primarily due to product mix changes.

Research and Development: As a percentage of net sales, R&D expenses were 9% of net sales for the quarter, and 10% of net sales for the six months ending September 30, 1996. This compares with 13% of net sales for the three months and six months periods of last year. Dollar expenditures remain about the same at $1,223,000 for the three months ($2,534,000 for the six months) ended September 30, 1996 versus $1,321,000 for three months ($2,604,000 for six months) corresponding periods last year despite increases in sales and in number of development projects. The cost controls implemented at the beginning of this fiscal year have been effective. The Company intends to invest heavily at the same dollar rate in its new product and process development efforts.

Selling, General and Administrative: Selling, general and administrative expenses for the second quarter and six months ended September 30, 1996 were 12% of net sales, compared with 14% of net sales for the same corresponding periods of the prior year. Fixed costs remained fairly constant from year to year in this category, with sales commissions increases in line with increased sales this year.

Interest and Other Income: Interest and other income for the second quarter of the current year was $365,000, a 19% increase from $307,000 for the same period last year. For the six months ended September 30, 1996, interest and other income also increased 13% from the corresponding period of the prior year. Increased cash available for short-term investments accounted for this increase.

Provision for Income Taxes: The Company's effective tax rate for the six months ended September 30, 1996 was 32%, an increase from 31% for the same period of last fiscal year.

Liquidity and Capital Resources: On September 30, 1996, the Company had $25,374,000 in cash, cash equivalents and short term investments, compared with $22,389,000 on March 31, 1996. This increase is mostly due to positive cash flow from operating activities consisting principally of net income and an increase in liability accounts, and partially offset by an increase in receivables. Net cash used in investing activities as of second quarter of fiscal year 1997 is $15,415,000, which consisted mainly of purchases of short-term investments. Net cash provided by financing activities is $290,000 from the proceeds of stock option exercises. The Company anticipates that available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements through the end of fiscal year 1997.

Recent Accounting Pronouncements: During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company plans to adopt SFAS 123 during fiscal 1997 utilizing the disclosure alternative.

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

Item 4. - Submission of Matters to a Vote of Security Holders

The Company's Annual Shareholders' Meeting was held on August 2,
1996 at 10:00 a.m., at which the following matters were acted upon:
					  Votes   Votes Withheld/    Broker
					  -----   ---------------    ------
      Matter Acted Upon     Votes For    Against    Abstentions     Non-Votes
      -----------------     ---------    -------    -----------     ---------
1.  Election of Directors

    Henry C. Pao            11,040,198      0          8,600            0

    Yunni Pao               11,040,768      0          8,000            0

    Benedict C. K. Choy     11,042,198      0          6,600            0

    Frank C. Pao            11,041,598      0          7,200            0

    Richard E. Siegel       11,042,198      0          6,600            0

2. Ratification of Coopers and Lybrand LLP as independent accountants for the company for fiscal year ending March 31,1997

			    11,041,888    3,200        3,710            0

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

Date:  October 25, 1996

			     By:     /s/ Henry C. Pao
				     ---------------------
				     Dr. Henry C. Pao, President
				     (Principal Executive and
				      Financial Officer)

Exhibit 11.1

				     Supertex, Inc.
	   Statement Regarding Computation of Net Income Per Share (unaudited)
			  (in thousands, except per share data)
					      Three Months Ended        Six Months Ended
						 September 30,            September 30,
					       1996        1995         1996        1995
					      ------      ------       ------      ------
PRIMARY:
Weighted Average Shares Outstanding           11,997      11,906       11,981      11,900

Common Stock Equivalents                         502         401          516         375
					     -------     -------      -------     -------
Total common and common equivalent shares     12,499      12,307       12,497      12,275
					     =======     =======      =======     =======
Net income                                   $ 2,703     $ 1,719      $ 5,160     $ 3,285
					     =======     =======      =======     =======
Net income per share                         $  0.22     $  0.14      $  0.41     $  0.27
					     =======     =======      =======     =======
FULLY DILUTED:

Weighted Average Shares Outstanding           11,997      11,906       11,981      11,900

Dilutive employee stock options                  523         420          526         396
					     -------     -------      -------     -------
Total common and common equivalent shares     12,520      12,326       12,507      12,296
					     =======     =======      =======     =======
Net income                                   $ 2,703     $ 1,719      $ 5,160     $ 3,285
					     =======     =======      =======     =======
Net income per share                         $  0.22     $  0.14      $  0.41     $  0.27
					     =======     =======      =======     =======

Net income per share in the consolidated financial statements is presented under the primary basis as the effect of dilution under the fully diluted basis is not material.