Form 10-Q
period 1996-12-31
SUPERTEX INC
filed 1997-01-28
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C.  20549

FORM 10-Q

(MARK ONE)
(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 1934

	     For the quarterly period ended December 31, 1996

				 or

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

		       Yes  (X)        No  ( )

As of January 22, 1997, 12,087,531 shares of the Registrant's common stock were issued and outstanding.


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

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations .................     7

			PART II- OTHER INFORMATION

Item 6.  Exhibits, Financial Statement Schedule and
	 Reports on Form 8-K ..................................    8

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

				  SUPERTEX, INC.
			 CONSOLIDATED STATEMENTS OF INCOME
				   (unaudited)
		      (in thousands, except per share amounts)
						       Three-months Ended,                  Nine-months Ended,
						       ------------------                   -----------------
							  December 31,                         December 31,
							  -----------                          -----------
						     1996              1995               1996             1995
						     ----              ----               ----             ----
Net sales                                          $ 10,850          $ 11,118           $ 36,230         $ 30,634

Cost and expenses:
 Cost of sales                                        6,197             5,718             19,090           15,821

 Research and development                             1,326             1,456              3,860            4,059

 Selling, general and administrative                  1,501             1,471              4,598            4,165
						   --------          --------           --------         --------
  Total costs and expenses                            9,024             8,645             27,548           24,045
						   --------          --------           --------         --------
Income from operations                                1,826             2,473              8,682            6,589

 Interest income                                        348               293              1,067              855

 Other income, net                                       21                25                 35              109
						   --------          --------           --------         --------
  Income before provision for income taxes            2,195             2,791              9,784            7,553

Provision for income taxes                              703               865              3,131            2,342
						   --------          --------           --------         --------
  Net income                                       $  1,492          $  1,926           $  6,653         $  5,211
						   ========          ========           ========         ========
Net income per share                               $   0.12          $   0.16           $   0.53         $   0.42
						   ========          ========           ========         ========
Shares used in per share computation                 12,598            12,274             12,530           12,275
						   ========          ========           ========         ========

See accompanying Notes to Consolidated Financial Statments.

			    SUPERTEX, INC.
		     CONSOLIDATED BALANCE SHEETS
		  (in thousands, except share data)
					      Dec. 31, 1996     Mar. 31, 1996
					      -------------     -------------
							(unaudited)
ASSETS

Current Assets:
 Cash and cash equivalents                       $   5,104          $ 16,108

 Short term investments                             21,018             6,281

 Trade accounts receivable,
   net of allowances of $571 and $559                7,512             7,823

 Other receivables                                     231                81

 Inventories                                         8,831             7,254

 Deferred income taxes                               1,242             1,241

 Prepaid expenses                                      470               174
						  --------          --------
  Total current assets                              44,408            38,962

Property and equipment, net                          8,959             6,466
						  --------          --------
TOTAL ASSETS                                      $ 53,367          $ 45,428
						  ========          ========

LIABILITIES
Current liabilities:
 Trade accounts payable                           $  4,171          $  3,357

 Accrued salaries, wages and employee benefits       1,777             1,723

 Income taxes payable                                    0               638

 Other accrued liabilities                             298               314

 Deferred revenue on shipments to distributors       1,066               733
						  --------          --------
  Total current liabilities                          7,312             6,765
						  --------          --------
SHAREHOLDERS' EQUITY

 Preferred stock, no par value --
   10,000,000 shares authorized, none outstanding       --                --

 Common stock, no par value -- 30,000,000
   shares authorized; issued and outstanding
   12,087,531 and 11,935,671 shares                 19,448            18,709

 Retained earnings                                  26,607            19,954
						  --------          --------
  Total shareholders' equity                        46,055            38,663
						  --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 53,367          $ 45,428
						  ========          ========

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
	       CONSOLIDATED STATEMENTS OF CASH FLOWS
		    (unaudited, in thousands)
						     Nine Months Ended
						     -----------------
					       Dec. 31, 1996    Dec. 31, 1995
					       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $  6,653         $  5,211

Non-cash adjustments to net income:
 Depreciation and amortization                        1,559            1,090

 Provision for doubtful accounts
   and sales returns                                  1,370              673

 Provision for excess and obsolete inventories         (177)             245

 Deferred income taxes                                   (1)               0

 Loss on disposal of assets                               0                8

Changes in operating assets and liabilities:
 Accounts  and other receivables                     (1,209)          (1,426)

 Inventories                                         (1,400)            (720)

 Prepaid expenses                                      (296)             (77)

 Trade accounts payable and accrued expenses            852              101

 Income taxes payable                                  (638)             (35)

 Deferred revenue on shipments to distributors          333              229
						    -------          -------
Total adjustments                                       395               88
						    -------          -------
Net cash provided by operating activities             7,046            5,299
						    -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                 (4,052)          (3,948)

 Purchases of short term investments                (43,969)         (39,343)

 Proceeds from maturities of
 short term investments                              29,232           36,080
						    -------          -------
Net cash used in investing activities               (18,789)          (7,211)
						    -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock options exercised                                739              147

 Repurchase of stock                                      0             (501)
						    -------          -------
Net cash provided by (used in) financing activities     739             (354)
						    -------          -------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (11,004)          (2,266)

CASH AND CASH EQUIVALENTS:

 Beginning of period                                 16,108            4,437
						    -------          -------
 End of period                                      $ 5,104          $ 2,171
						    =======          =======

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
------
In the opinion of management, the unaudited information for the three months and nine months ended December 31, 1996, include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of financial condition and results of operations for those periods in accordance with generally accepted accounting principles.

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

Inventories consisted of (in thousands):
					   December 31, 1996   March 31, 1996
					   -----------------   --------------
							(unaudited)
Finished goods ............................       $ 1,527          $ 1,366

Work-in-process ...........................         6,274            4,122

Raw materials .............................         1,030            1,766
						  -------          -------
						  $ 8,831          $ 7,254
						  =======          =======

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

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Certain Factors: This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The Company's sales are concentrated in the high voltage semiconductor components industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, changes in production yields and efficiencies, customer requirements, or the emergence of competitor products with new capabilities or technologies, could affect the Company's operating results adversely. The Company currently buys all of its blank silicon wafers, an integral component of its products, from one supplier. Failure by this supplier to satisfy the Company's requirements on a timely basis at competitive prices could cause a delay in manufacturing and a possible loss of revenues, which would affect operating results adversely.

Results of Operations

Net Sales: Net sales for the third quarter ended December 31, 1996 decreased 2% from $11,118,000 of the same quarter last year to $10,850,000. As the production facilities have been running at the limit of their capacities for over three quarters, equipment and employee fatigue took a toll in production efficiency due to excessive equipment downtime and employee absenteeism. In late November a regular weekend shift was added to relieve employee fatigue, but new employees had to be trained. However, the demand for our newly introduced products required the Company's production organization to go through the learning curve and ramp up much faster than planned. Efforts to expedite production runs were unsuccessful within the quarter and resulted in significant yield losses and lower sales than planned. In the latter part of the quarter, certain potentially large customers requested product specification changes to improve the performance of their end products. Accommodating their needs was costly for the near term as some products had to be scrapped and sales in those products were missed in the quarter. Such cooperation in the past, however, enabled us to cement long term relationships with our customers. The above described problems adversely affected the quarter's sales. Nine months net sales of $36,230,000 increased 18% from the same period last year of $30,634,000. During the nine months ended December 31, 1996, approximately 50% of Supertex's shipments were to international customers.

Gross Margin: Gross margin for the third quarter of fiscal 1997 was 43% of net sales compared with 49% for the same quarter of the prior year. Yield losses and production inefficiencies during the quarter resulted in higher cost of goods manufactured, reducing this quarter's gross margin. Research and Development(R&D) resources had to be brought in to fix the problems, further aggravating the margin and temporarily diverting the R&D efforts. Gross margin for the nine months ended December 31, 1996, was 47%, a slight decrease from 48% for the same period of last fiscal year.

Research and Development: As a percentage of net sales, R&D expenses were 12% of net sales for the quarter, and 11% of net sales for the nine months ending December 31, 1996. This compares with 13% of net sales for the three and nine month periods of last year. Dollar expenditures in this category were lower at $1,326,000 for the three months ($3,860,000 for the nine months) ended December 31, 1996 versus $1,456,000 for comparable three months ($4,059,000 for nine months) last year. Some of the

R&D resources were diverted to support new product ramp and solve the yield problems in manufacturing during the quarter. The Company intends to invest heavily at least at the same dollar rate in its new product and process development efforts.

Selling, General and Administrative: Selling, general and administrative expenses for the third quarter ended December 31, 1996 were 14% of net sales, a slight increase from 13% for the same quarter of last fiscal year. Selling, general and administrative expenses for the nine months ended December 31, 1996 were 13%, compared with 14% for the same period of last fiscal year.

Interest and Other Income: Interest and other income for the third quarter of the current year was $369,000, a 16% increase from $318,000 for the same period last year. For the nine months ended December 31, 1996, interest and other income also increased 14% from the corresponding period of the prior year. Increased cash available for short-term investments accounted for this growth.

Provision for Income Taxes: The Company's effective tax rate for the nine months ended December 31, 1996 was 32%, an increase from 31% for the same period of last fiscal year.

Liquidity and Capital Resources: On December 31, 1996, the Company had $26,122,000 in cash, cash equivalents and short term investments, compared with $22,389,000 on March 31, 1996. This increase is mostly due to positive cash flow from operating activities consisting principally of net income and an increase in liability accounts, and partially offset by an increase in receivables and inventories. Net cash used in investing activities as of third quarter of fiscal year 1997 is $18,789,000, which consisted mainly of purchases of short-term investments and acquisition of fixed assets. Net cash provided by financing activities is $739,000 from the proceeds of stock option exercises.

The Company anticipates that available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements for the remainder of the fiscal year. The Company believes that success in the semiconductor business requires substantial capital in order to maintain the flexibility and take advantage of opportunities as they may arise. As the market and business conditions warrant, the Company may invest in or acquire complementary businesses, products, technologies and/or production facilities.

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

			  SUPERTEX, INC.
			   (Registrant)

Date: January 27, 1997

			      By:     /s/ Henry C. Pao
				      ------------------------
				      Dr. Henry C. Pao, President
				      (Principal Executive and
				       Financial Officer)

Exhibit 11.1

				      Supertex, Inc.
		  Statement Regarding Computation of Net Income Per Share
				       (unaudited)
			   (in thousands, except per share data)
					       Three Months Ended       Nine Months Ended
						  December 31,             December 31,
						1996        1995         1996       1995
					       ------      ------       ------     ------
PRIMARY:
Weighted Average Shares Outstanding            12,068      11,891       12,010     11,897

Common Stock Equivalents                          530         383          520        378
					      -------     -------      -------    -------
Total common and common equivalent shares      12,598      12,274       12,530     12,275
					      =======     =======      =======    =======
Net income                                    $ 1,492     $ 1,926      $ 6,653    $ 5,211
					      =======     =======      =======    =======
Net income per share                          $  0.12     $  0.16      $  0.53    $  0.42
					      =======     =======      =======    =======
FULLY DILUTED:

Weighted Average Shares Outstanding            12,068      11,891       12,010     11,897

Dilutive employee stock options                   530         399          527        397
					      -------     -------      -------    -------
Total common and common equivalent shares      12,598      12,290       12,537     12,294
					      =======     =======      =======    =======
Net income                                    $ 1,492     $ 1,926      $ 6,653    $ 5,211
					      =======     =======      =======    =======
Net income per share                          $  0.12     $  0.16      $  0.53    $  0.42
					      =======     =======      =======    =======

Net income per share in the consolidated financial statements is presented under the primary basis as the effect of dilution under the fully diluted basis is not material.