Form 10-K
period 1997-03-31
SUPERTEX INC
filed 1997-06-06
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
		     Washington, D.C.  20549

			    FORM 10-K

(MARK ONE)
(x) Annual Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 (Fee Required)

	      For the Fiscal Year Ended March 31, 1997

or

( ) Transition Report Pursuant to Section 13 or 15(d) of the
    Securities and Exchange Act of 1934 (No Fee Required)

		    Commission  File No. 0-12718

			   SUPERTEX, INC.
	(Exact name of Registrant as specified in its Charter)

California                                                     94-2328535
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

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

			 Yes (X)     No ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 13, 1997, was $107,786,000 based on the closing transaction reported for such date. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant, have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's common stock as of May 13, 1997, was 12,050,971.

Documents Incorporated by Reference: Part III incorporates information by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on August 1, 1997 (the "Proxy Statement").

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

		    Exhibit Index is on Page 25

		    Total number of pages is 29

			   (BLANK PAGE)

SUPERTEX, INC.
ANNUAL REPORT - FORM 10K

Table of Contents
-----------------                                         Page No.
							  --------
			     PART I

Item 1. Business ..............................................  4

Item 2. Properties ............................................  8

Item 3. Legal Proceedings .....................................  8

Item 4. Submission of Matters to a Vote of Security Holders ...  8

			     PART II

Item 5. Market for Registrant's Common Equity and Related
	Shareholder Matters ...................................  8

Item 6. Selected Consolidated Financial Data ..................  9

Item 7. Management's Discussion and Analysis of Financial
	Condition and Results of Operations ...................  9

Item 8. Financial Statements and Supplementary Data ........... 11

Item 9. Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure ................... 11

			     PART III

Item 10. Directors and Executive Officers of the Registrant ... 12

Item 11. Executive Compensation ............................... 12

Item 12. Security Ownership of Certain Beneficial Owners and
	 Management ........................................... 12

Item 13. Certain Relationships and Related Transactions ....... 12

			     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on
	 Form 8-K ............................................. 12

Signatures .................................................... 13

			      PART I

Item 1.  Business

Supertex, Inc. ("Supertex" or the "Company") is a technology-based, niche-oriented, producer of specialized semiconductor components. It designs, develops, manufactures, and markets proprietary products utilizing state-of-the-art DMOS, HVCMOS and HVBiCMOS technologies. With respect to DMOS, the Company has maintained an established position in key products for commercial, industrial and military uses, principally in small signal power MOSFETS. Supertex has been an industry leader in high voltage integrated circuits (HVCMOS AND HVBiCMOS), which take advantage of the best features of CMOS, bipolar, and DMOS technologies and integrate them into the same chip. They are used by flat panel display, printer, medical ultrasound imaging, telephone, telecommunications and instrumentation industries.

The Company markets its products through direct sales personnel, independent sales representatives and distributors in the United
States and abroad, primarily to electronic equipment manufacturers.

The Company was incorporated in California in October 1975 and conducted an initial public offering of its Common Stock in December 1983. Its executive offices are located at 1235 Bordeaux Drive, Sunnyvale, California 94089, and its principal manufacturing facilities are located at 1225/1231 Bordeaux Drive, Sunnyvale, California 94089. Supertex also maintains three direct field offices located in: (1) Tallman, New York;
(2) Des Plaines, Illinois; and (3) South Wales, United Kingdom. The telephone number of its headquarters is (408) 744-0100. The Company's mailing address is 1235 Bordeaux Drive, P.O.Box 3607, Sunnyvale, California 94088-3607.

Products

Supertex offers semiconductor products that facilitate the interface between the low voltage computer logic signal world and the high voltage requirements of the real world. It supplies standard and custom interface products for the following three market groups:

(1) Telecommunications Group consists of interface products used in telephone handsets, solid state relays, modems, fax, ISDN, networking, PABX, PCMCIA cards, as well as diagnostic, curbside, set-top and central office equipment. In addition they are used in military radio frequency and microwave communication applications.

(2) Imaging Group consists of interface products for Flat Panel Displays and Non-impact Printers and Plotters. The flat panel display product family is sold to customers using Electro-Luminescent (EL), Plasma, Vacuum Fluorescent, Plasma-addressed LCD, Ferro-electric LCD, and Field Emission Display
(FED) technologies. There is also a family of products for driving EL panels to backlight displays of handheld instruments, such as cellular phones, pagers, and meters. The printer product family is used in ink-jet and electrostatic types of printers and plotters which are mostly high end with full color high resolution and high speed.

(3) Medical Electronics Group consists of products primarily for ultrasound diagnostic imaging equipment as well as selected portable instrumentation applications.

Because Supertex is a leading provider of products to these specific markets, Supertex has been able to work very closely with key customers to define new products by determining future market needs. Such close collaboration has produced a wide range of leading edge new products for Supertex and allowed its customers to develop more quickly new and more advanced products for their markets.

In the DMOS discrete transistor and array product line, Supertex focuses on certain niches such as very low threshold devices which are most suitable for telecommunication and hand held applications where power costs are at a premium.

Research and Development

Supertex expended approximately $5,306,000, $5,647,000, and $4,427,000 on research and development activities during fiscal years 1997, 1996, and 1995, respectively. Research and development activities continue at the rate of over thirty new product projects per year.

Supertex believes that its position as a leading supplier in its targeted markets can only be maintained through continuous investments in research and development. Supertex focuses its efforts on designing new products with existing process technologies while also developing new process technologies to be used for future new products. The effective monitoring and control of the Company's research and development programs have actually resulted in better performance and greater technological achievements.

Manufacturing

Manufacturing operations include wafer fabrication, limited assembly and packaging, product testing, and quality control. The Company's wafer fabrication facilities are continually upgraded to keep pace with technological developments, to enhance environmental controls, and to improve technical capabilities. To support growth, the Company anticipates significant capital expenditures for equipment additions and upgrades and for facility expansion in the near future. In addition, through a licensing agreement, Texas Instruments has allocated a certain amount of its wafer capacity to Supertex to supplement the Company's production needs.

Supertex subcontracts most of its standard component packaging to independent assemblers, principally in Thailand, Taiwan, Malaysia, and the Philippines. The Company tests all products before shipment to customers. The Company has experienced increases in packaging and assembly costs in the past due to fluctuations in the valuation of foreign currencies and recognizes that future fluctuations could have a material adverse impact on gross margins. To date, however, the Company has not experienced any materially adverse effects from these fluctuations. A specialized assembly area is maintained at the Company's manufacturing facilities to package engineering prototypes, to ensure high priority deliveries, and to assemble high reliability circuits required in military and high reliability applications. Although the Company's off-shore assembly subcontractors have not experienced any serious work stoppage, the political situation in these countries could be volatile. Any prolonged work stoppage or other inability of the Company to assemble products would have a material adverse impact on the Company's operating results although the Company has qualified assemblers in different countries to reduce risk. Furthermore, economic risks, such as changes in tariff or freight rates or interruptions in air transportation, could adversely affect the Company's operating results.

The availability of silicon wafers has improved considerably in the past year. Supertex, with several suppliers, has the wafer supply capability to continue its operations. . The Company has also made arrangements with its major wafer supplier to guarantee a continuous supply. This agreement expires in July
2000.   Assembly packages and other raw materials used by the
Company in the manufacture of its products are obtainable from several suppliers. Such types of materials had been in short supply in the past, but recently these materials appear to be subject to competitive pricing pressure. However, any future shortage of supply would have a material adverse effect on the operating results of the Company. As is typical in the semiconductor industry, the Company must allow lead time in ordering certain materials and services and often commits to volume purchases to obtain favorable pricing concessions and resource allocations.

Government regulations impose various environmental controls on the waste treatment and discharge of certain chemicals and gases after their use in semiconductor processing. The Company believes that its activities comply with present environmental regulations. However, increasing attention has been focused on the environmental impact of semiconductor manufacturing operations. While the Company has not experienced any material adverse effects on its business or financial results from its compliance with environmental regulations and installation of pollution control equipment, there can be no assurance that changes in such regulations will not necessitate the acquisition of costly equipment or other requirements in the future. The Company works closely with pollution experts from federal, state, and local agencies, especially from the City of Sunnyvale, California, to ascertain that the Company is in compliance with present requirements.

Sales

Supertex markets its standard and custom products in the United
States and abroad through the Company's direct sales and marketing personnel and through independent sales representatives and distributors supported by the Company's field sales managers out of the Company's sales offices in Illinois, New York, and the United Kingdom.

Export sales are made primarily through independent distributors to customers in Western Europe and the Far East, and represented 51%, 44%, and 50% of net sales in fiscal years 1997, 1996, and 1995, respectively. Exports to the Far East are largely to customers in Japan. Export sales are denominated only in U.S. dollars. Although export sales are subject to certain governmental commodity controls and restrictions for national security purposes, the Company has not had any material adverse effects on its business or financial results because of these limitations.

In fiscal 1997, one customer, a distributor, accounted for approximately 18% of net sales. In fiscal 1996, two customers accounted for 15% and 12% of net sales. In fiscal 1995, the second customer discussed in the preceding sentence, accounted for approximately 16% of net sales. There is no long-term production agreement with these customers. Normal terms and conditions of sale apply, which include a 60-day notice of cancellation and charges for work in process for cancellations of less than 60 days from shipment.

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. The Company's inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence when estimating amounts required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term.

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

Backlog

The Company's backlog at March 31, 1997, was approximately $15,168,000 compared with $17,942,000 and $11,729,000 at March
31, 1996 and 1995, respectively. Due to general industry slowdown and high inventory, customers are demanding much shorter lead times, resulting in smaller backlog. The Company expects that all of this backlog will be shipped in fiscal 1998.
 Customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. For those reasons, the Company believes that backlog is not meaningful in predicting the Company's actual net revenue for any future period.

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

Patents and Licenses

The Company holds numerous United States patents expiring from 1997 to 2009 and has applications for additional patents pending. Although the Company believes that its patents may have value, there can be no assurance that the Company's patents, or any additional patents that may be obtained in the future, will provide meaningful protection from competition. The Company believes that its success depends primarily on the experience, creative skills, technical expertise, and marketing ability of its personnel rather than on the ownership of patents. Patents may, however, be useful for cross license purposes.

Supertex is not aware that any of its products infringe on patent or other proprietary rights of third parties but it cannot be certain that they do not do so. If infringement is alleged, there can be no assurance that the necessary licenses could be obtained, or if obtained, would be on terms or conditions that would not have a material adverse effect on the Company.

Employees

At March 31, 1997, the Company had 316 full time employees. Many of the Company's employees are highly skilled, and the Company's continued growth and success will depend in part on its ability to attract and retain such employees, who are generally in great demand. At times, the Company as well as other semiconductor manufacturers experience difficulty in hiring and retaining sufficient numbers of skilled personnel.

The Company believes that the compensation, benefits, and incentives offered to its employees are competitive with those generally offered throughout the semiconductor industry. There are no collective bargaining agreements between the Company and its employees, and there has been no work stoppage due to labor difficulties. The Company considers its employee relations to be good.

Executive Officers of the Company
							    Officer
Name                    Position with the Company    Age     Since
----                    -------------------------    ---    -------
Henry C. Pao            President, Principal          59     1976
			Executive and Financial
			Officer

Richard E. Siegel       Executive Vice President      51     1982

Benedict C. K. Choy     Senior Vice President,        51     1976
			Technology Development and
			IC Products, and Secretary

Michael V. Bond         Vice President, DMOS          57     1983
			Products

Dennis E. Kramer        Vice President, Materials     55     1996

Officers appointed by the Board of Directors serve at the discretion of the Board. There is no family relationship between any directors or executive officers of the Company except as stated below.

Henry C. Pao is a founder of Supertex and has served as President, Principal Financial and Executive Officer, and as a
Director since the Company's formation in fiscal 1976. Dr. Pao is the son of Mr. Yunni Pao and the brother of Frank Pao, also
Directors of the Company.

Richard E. Siegel joined the Company in 1981 as National Sales Manager, was appointed Vice President of Sales and Marketing in April 1982, Senior Vice President in February 1988, and has served as Executive Vice President since November 1988. He has been a Director since 1988.

Benedict C. K. Choy, a founder of the Company, joined Supertex in fiscal 1976 as Vice President, Device Technology and Process
Development, and has served as Senior Vice President since
February 1988.  He has been a Director since 1986.

Michael V. Bond joined Supertex in June 1982, as Director of
DMOS Products, and was appointed Vice President, DMOS
Operations, in 1983. He has also served as Vice President of Quality Assurance/Quality Control since that time.

Dennis E. Kramer joined Supertex in September 1981 as Wafer Fab II Production Manager. Over his tenure, he has managed many facets of wafer fabrication process as well as all the back-end manufacturing operations. He was promoted to Vice President of Materials in 1996.

Item 2.  Properties

The Company leases facilities covering approximately 38,000 square feet at 1225/1231 Bordeaux Drive, Sunnyvale, California. Operations at these facilities include wafer fabrication, process engineering, assembly, and quality control functions. These facilities are leased from a corporation owned by a director of the Company. (See Note 6 of "Notes to Consolidated Financial Statements.")

The Company owns its corporate headquarters, a facility of approximately 42,000 square feet at 1235 Bordeaux Drive, Sunnyvale, California, which houses the executive offices, sales and marketing, product engineering, test, production control, corporate financial and administrative staff.

The Company believes that its existing facilities and equipment are well maintained and are in good operating condition.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.

			    PART II

Item 5.  Market for Registrant's Common Equity and Related
	 Shareholder Matters

On May 13, 1997, the last reported sale price was $12 7/8 per share. There were approximately 2,947 shareholders of record of common stock on May 13, 1997. The Company has not paid cash dividends on its common stock in fiscal years 1997 and 1996, and its Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

The following table sets forth the range of high and low closing sale prices reported on The Nasdaq Stock Market under the symbol
SUPX for the periods indicated.

			Fiscal Years Ended March 31,
			----------------------------
			1997                    1996
			----                    ----
		  High        Low         High        Low
		--------    --------    --------    --------
First Quarter   $ 20 1/8    $ 12 1/2    $  9 3/8    $  7 3/8

Second Quarter    19 3/4      14          12 1/8       8 1/8

Third Quarter     25 3/8      13 3/4      11 1/4       8 3/4

Fourth Quarter    16 1/4      11          13 3/4       9 1/2

Item 6.  Selected Consolidated Financial Data

The selected financial information and other data presented below should be read in conjunction with the "Consolidated
Financial Statements," "Notes to Consolidated Financial
Statements," and "Management's Discussion and Analysis of
Financial Condition and Results of Operations" included elsewhere in this Form 10-K.


				   Fiscal Years Ended March 31,
				   ----------------------------
			   1997      1996      1995      1994      1993
			 --------  --------  --------  --------  --------
					  (in thousands)
Balance Sheet Data:
 Working capital ....... $ 36,734  $ 32,197  $ 27,723  $ 23,240  $ 20,971

 Total assets .......... $ 56,408  $ 45,428  $ 37,310  $ 31,202  $ 27,234

 Shareholders' equity .. $ 48,487  $ 38,663  $ 31,164  $ 25,776  $ 23,080


				   Fiscal Years Ended March 31,
				   ----------------------------
			   1997      1996      1995      1994      1993
			 --------  --------  --------  --------  --------
			      (in thousands, except per share amounts)
Statement of Operations Data:

Net sales .............. $ 48,935  $ 42,802  $ 31,806  $ 26,108  $ 23,752

Costs and expenses:
 Costs of sales ........   26,073    22,097    16,133    13,652    13,828

 Research and
 development ...........    5,306     5,647     4,427     4,360     4,127

 Selling, general and
 administrative ........    6,226     5,700     5,324     4,576     4,164

Income from operations .   11,330     9,358     5,922     3,520     1,633

Other income:
 Interest income .......    1,430     1,099       867       509       545

 Other income, net .....       63       255       129        83       131

  Income before provision
  for income taxes .....   12,823    10,712     6,918     4,112     2,309

Provision for income
taxes ..................    4,103     3,321     1,853     1,110       630

  Net income ...........  $ 8,720   $ 7,391   $ 5,065   $ 3,002   $ 1,679
			   ======    ======    ======    ======    ======
Net income per share ...  $  0.70   $  0.60   $  0.42   $  0.25   $  0.14
			   ======    ======    ======    ======    ======
Shares used in per
share computation ......   12,509    12,296    12,003    11,842    12,085
			   ======    ======    ======    ======    ======

Item 7.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Certain Factors

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The industry in which the Company competes is characterized by extreme rapid changes in technology and frequent new product introductions. The Company believes that its long-term growth will depend largely on its ability to continue to enhance existing products and to introduce new products and features that meet the continually changing requirements of customers. While the Company has invested heavily in new products and processes, there can be no assurance that it can continue to introduce new products and features on a timely basis or that certain of its products and processes will not be rendered noncompetitive or obsolete by its competitors.

The following discussion should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated
Financial Statements" and "Selected Consolidated Financial Data" included elsewhere in this Form 10-K.

The following table sets forth items from the Statements of Income as a percentage of net sales for the periods indicated:

					  Fiscal Years Ended March 31,
					  ----------------------------
				       1997           1996           1995
				       ----           ----           ----
Net sales ........................... 100.0 %        100.0 %        100.0 %

 Costs of sales .....................  53.3           51.6           50.7

 Research and
 development ........................  10.8           13.2           13.9

 Selling, general and
 administrative .....................  12.7           13.3           16.7

Income from operations ..............  23.2           21.9           18.6

Other income
 Interest income ....................   2.9            2.6            2.7

 Other income, net ..................   0.1            0.6            0.4

  Income before provision
  for income taxes ..................  26.2           25.1           21.7

Provision for
income taxes ........................   8.4            7.8            5.8

 Net income .........................  17.8 %         17.3 %         15.9  %

Results of Operations

NET SALES. The Company had net sales of $48,935,000 in fiscal 1997, an increase of $6,133,000 or 14% from the previous fiscal year. Fiscal 1996 net sales improved from fiscal 1995 by $10,996,000 or 35%. The Company's sales growth has been generated principally by new product introductions in the Company's targeted markets of medical ultrasound imaging, telecommunications, and flat panel displays.

In fiscal 1997, approximately 51% of the Company's net sales were derived from customers outside the United States, primarily in Western Europe and the Far East (44% in fiscal 1996 and 50% in fiscal 1995). All of the Company's sales to international customers were denominated in U.S. currencies. There was no currency exchange exposure; however toward the end of the fiscal 1997 when the US dollar strengthened, many customers requested and received price concessions.

GROSS MARGIN. The Company's gross margin as a percentage of net sales was 46.7%, 48.4%, and 49.3% in fiscal 1997, 1996, and
1995, respectively. In fiscal 1997, production ramp up of newer products, which have yet to benefit from production learning curve efficiencies, contributed to the lower gross margins. As the Company gains production experience in these newer products, gross margins are expected to improve.

RESEARCH AND DEVELOPMENT. Research and development expenses were 10.8%, 13.2%, and 13.9% of net sales in fiscal 1997, 1996, and
1995, respectively. The percentage decreases from year to year were due to sales volume increases and tighter cost controls, offset by increases in the number of projects in the last three years. The Company expects that research and development projects will continue to increase during fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 12.7%, 13.3%, and 16.7% of net sales in fiscal 1997, 1996, and 1995, respectively. The percentage decrease for each year was due to sales volume increases, offset by actual dollar expense increases due to increases in payroll and its related benefits, sales commissions, and incentive compensation for certain sales personnel.

INTEREST INCOME. Interest income, which consists of interest income from the Company's cash, cash equivalents and short-term investments, was $1,430,000 as compared with $1,099,000 in fiscal 1996 and $867,000 in fiscal 1995 primarily due to the higher amount of funds available for investment.

PROVISION FOR INCOME TAXES. Income taxes for fiscal 1997, 1996, and 1995 were at 32%, 31% and 27%, respectively, of income before provision for income taxes. The effective income tax rate is expected to increase in fiscal 1998.

RECENT ACCOUNTING PRONOUNCEMENTS. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

FINANCIAL CONDITION

OVERVIEW.  Total assets grew to $56,408,000 at the end of fiscal
1997, up from $45,428,000 at the end of fiscal 1996. The increase is due to favorable operating results for the year.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary source of funds for fiscal 1997, 1996, and 1995 has been the net cash generated from operating activities of $8,524,000, $7,737,000, and $3,767,000, respectively. Net cash provided by operating activities in fiscal 1997 of $8,524,000 consisted principally of net income of $8,720,000 plus depreciation and amortization of $2,163,000, provision for doubtful accounts and sales returns $2,054,000 and an increase in accounts payable and accrued expenses and deferred revenue of $1,284,000 and $344,000, respectively, partially offset by increases in accounts receivable and inventories of $3,641,000 and $2,251,000, respectively.

Net cash used in investing activities in fiscal 1997 was $5,668,000 which consisted of a decrease in short term investments of $1,784,000 and purchases of property and equipment of $7,452,000, which included the costs of upgrading the Company's fabrication facility during the fiscal year.

Net cash provided by financing activities in fiscal 1997 was $202,000, which consisted of proceeds from exercises of stock options partially offset by repurchases of the Company's common stock.

As of March 31, 1997, the Company's working capital was $36,734,000, which included approximately $23,663,000 in cash, cash equivalents and short-term investments.

The Company anticipates that the available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements through the end of fiscal 1998. The Company expects to spend approximately $6,362,000 for capital acquisitions during fiscal year 1998.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and Financial Statement Schedule are listed in Item 14 of this report.

Supplementary Quarterly Financial Data:
								Quarters Ended
				-----------------------------------------------------------------------------
				Mar 31,   Dec 31,   Sep 30,   Jun 30,   Mar 31,   Dec 31,   Sep 30,   Jun 30,
				 1997      1996      1996      1996      1996      1995      1995      1995
				-------   -------   -------   -------   -------   -------   -------   -------
(Unaudited)                                        (in thousands, except per share amounts)
Statement of Operations Data:
Net sales ...................   $12,705   $10,849   $12,920   $12,461   $12,168   $11,118   $10,359   $ 9,157

Costs of sales ..............     6,983     6,196     6,584     6,310     6,276     5,718     5,422     4,681

Income from operations ......     2,648     1,826     3,610     3,246     2,769     2,473     2,185     1,931

Income before provision for
income taxes ................     3,039     2,195     3,975     3,614     3,159     2,791     2,492     2,270

Net income ..................   $ 2,067   $ 1,492   $ 2,703   $ 2,458   $ 2,180   $ 1,926   $ 1,719   $ 1,566

Net income per share ........   $  0.17   $  0.12   $  0.22   $  0.20   $  0.18   $  0.16   $  0.14   $  0.13

Item 9.  Changes in and Disagreements with  Accountants on
	 Accounting and Financial Disclosure

None.

			     PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding directors is set forth under "Election of Directors - Nominees" on Page 2 of the Proxy Statement, which
information is incorporated herein by reference.   Information
regarding executive officers is included in Part I hereof under caption "Executive Officers of the Company," and is hereby incorporated herein by reference.

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

			    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) The following documents are filed as part of this report:
							 Page No.
							 --------
1. Report of Coopers & Lybrand L.L.P.,
   Independent Accountants ................................... 14

2. Consolidated Financial Statements:

    Consolidated Balance Sheets at March 31, 1997 and 1996 ... 15

    For the three years ended March 31, 1997, 1996, and 1995:

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

    Schedule for fiscal years ended March 31, 1997, 1996, and 1995:

    II Valuation and Qualifying Accounts ..................... 24

All other schedules have been omitted since the required information is not present or it is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including notes thereto.

4. Exhibits.  The exhibits listed in the accompanying EXHIBIT
   INDEX are filed as part of this annual report.

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

			  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				SUPERTEX, INC.

Dated:  June 4, 1997            /s/ Henry C. Pao
				----------------------------------
				Henry C. Pao, President, Principal
				Financial and Accounting Officer

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

Signature                  Title                       Date

/s/ Henry C. Pao           President, Principal        June 4, 1997
-----------------------    Executive and Financial
(Henry C. Pao)             Officer and Director

/s/ Richard E. Siegel      Executive Vice President    June 4, 1997
-----------------------    and Director
(Richard E. Siegel)

/s/ Benedict C. K. Choy    Senior Vice President       June 4, 1997
-----------------------    and Director
(Benedict C. K. Choy)

/s/ Yunni Pao              Director                    June 4, 1997
-----------------------
(Yunni Pao)

/s/ Frank C. Pao           Director                    June 4, 1997
-----------------------
(Frank C. Pao)

	       REPORT OF INDEPENDENT ACCOUNTANTS
	       ---------------------------------

The Board of Directors and Shareholders of Supertex, Inc.:

 We have audited the consolidated financial statements and the financial statement schedule of Supertex, Inc. and subsidiary listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Supertex, Inc. and subsidiary as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

				/s/ COOPERS & LYBRAND L.L.P.
San Jose, California
April 25, 1997

			     SUPERTEX, INC.
		       CONSOLIDATED BALANCE SHEETS
		    (in thousands, except share data)
								March 31,
							  -------------------
							     1997       1996
							     ----       ----
ASSETS
Current Assets:
 Cash and cash equivalents .............................. $ 19,166   $ 16,108

 Short term investments .................................    4,497      6,281

 Trade accounts receivable, net of allowances of
 $525 in 1997 and $559 in 1996 ..........................    9,337      7,823

 Other accounts receivable ..............................      154         81

 Inventories ............................................    9,249      7,254

 Deferred income taxes ..................................    1,834      1,241

 Prepaid expenses .......................................      418        174
							  --------   --------
  Total current assets ..................................   44,655     38,962

Property and equipment, net .............................   11,753      6,466
							  --------   --------
TOTAL ASSETS ............................................ $ 56,408   $ 45,428
							  ========   ========

LIABILITIES
Current liabilities:
 Trade accounts payable ................................. $  3,813   $  3,357

 Accrued salaries, wages and employee benefits ..........    2,499      1,723

 Income taxes payable ...................................      166        638

 Other accrued liabilities ..............................      366        314

 Deferred revenue on shipments to distributors ..........    1,077        733

  Total current liabilities .............................    7,921      6,765

Commitments (Note 6)

SHAREHOLDERS' EQUITY

 Preferred stock, no par value -- 10,000,000
 shares authorized, none outstanding ....................       --         --

 Common stock, no par value -- 30,000,000 shares
 authorized; issued and outstanding 12,047,031 shares
 in 1997 and 11,935,671 shares in 1996 ..................   20,302     18,709

 Retained earnings ......................................   28,185     19,954

  Total shareholders' equity ............................   48,487     38,663
							    ------     ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............. $ 56,408   $ 45,428
							    ======     ======

See accompanying Notes to Consolidated Financial Statements.

			    SUPERTEX, INC.
		   CONSOLIDATED STATEMENTS OF INCOME
		(in thousands, except per share amounts)
					   Year Ended March 31,
				     ---------------------------------
				       1997        1996        1995
				     ---------   ---------   ---------
Net sales .......................... $  48,935   $  42,802   $  31,806

Costs and expenses:
 Costs of sales ....................    26,073      22,097      16,133

 Research and development ..........     5,306       5,647       4,427

 Selling, general
 and administrative ................     6,226       5,700       5,324

  Total costs and expenses .........    37,605      33,444      25,884

Income from operations .............    11,330       9,358       5,922

Other income:
 Interest income ...................     1,430       1,099         867

 Other income, net .................        63         255         129

  Income before provision
  for income taxes .................    12,823      10,712       6,918

Provision for income taxes .........     4,103       3,321       1,853

  Net income .......................  $  8,720    $  7,391    $  5,065

Net income per share ...............  $   0.70    $   0.60    $   0.42

Shares used in per
share computation ..................    12,509      12,296      12,003

See accompanying Notes to Consolidated Financial Statements.

			 SUPERTEX, INC.
	 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
			 (in thousands)
			    Common Stock
			 ------------------    Retained   Shareholders'
			 Shares     Amount     Earnings      Equity
			 ------    --------    --------   -------------
Balance, March 31,
1994 .................   11,718    $ 17,503    $  8,273     $ 25,776

 Stock options
 exercised ...........      227         740          --          740

 Stock repurchased ...      (52)        (70)       (347)        (417)

 Net income ..........       --          --       5,065        5,065
			 ------      ------      ------       ------
Balance, March 31,
1995 .................   11,893    $ 18,173    $ 12,991     $ 31,164

 Stock options
 exercised ...........       99         329          --          329

 Stock repurchased ...      (56)        (85)       (428)        (513)

 Tax benefit from
 exercise of stock
 options .............       --         292          --          292

 Net income ..........       --          --       7,391        7,391
			 ------      ------      ------       ------
Balance, March 31,
1996 .................   11,936    $ 18,709    $ 19,954     $ 38,663

 Stock options
 exercised ...........      156         763          --          763

 Stock repurchased ...      (45)        (72)       (489)        (561)

 Tax benefit from
 exercise of stock
 options .............       --         902          --          902

 Net income ..........       --          --       8,720        8,720
			 ------      ------      ------       ------
Balance, March 31,
1997 .................   12,047    $ 20,302    $ 28,185     $ 48,487
			 ======      ======      ======       ======

See accompanying Notes to Consolidated Financial Statements.

			      SUPERTEX, INC.
		   CONSOLIDATED STATEMENTS OF CASH FLOWS
			      (in thousands)
						      Year Ended March 31,
						      --------------------
						  1997       1996        1995
						  ----       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................. $  8,720   $  7,391    $  5,065
					       -------    -------     -------
Non-cash adjustments to net income:
 Depreciation and amortization ..............    2,163      1,571       1,138

 Provision for doubtful accounts
 and sales returns ..........................    2,054        857         799

 Provision for excess and
 obsolete inventories .......................      256         99        (277)

 Loss on disposal of assets .................        2         24           7

 Deferred income taxes ......................     (593)       214        (137)

Changes in operating assets and liabilities:
 Accounts receivable ........................   (3,641)    (2,609)     (2,663)

 Inventories ................................   (2,251)      (716)       (924)

 Prepaid expenses ...........................     (244)        (5)         39

 Trade accounts payable
 and accrued expenses .......................    1,284        756         944

 Income taxes payable .......................      430        (84)       (293)

 Deferred revenue on
 shipments to distributors ..................      344        239          69
					       -------    -------     -------
Total adjustments ...........................     (196)       346      (1,298)
					       -------    -------     -------
Net cash provided by operating activities ...    8,524      7,737       3,767
					       -------    -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment .........   (7,452)    (4,620)     (2,050)

Purchases of short term investments .........  (33,275)   (39,350)    (33,019)

Proceeds from maturities
of short term investments ...................   35,059     48,088      18,000
					       -------    -------     -------
Net cash provided by (used in)
investing activities ........................   (5,668)     4,118     (17,069)
					       -------    -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES

Stock options exercised .....................      763        329         740

Stock repurchased ...........................     (561)      (513)       (417)
					       -------    -------     -------
Net cash provided by
(used in) financing activities ..............      202       (184)        323
					       -------    -------     -------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS ...................    3,058     11,671     (12,979)

CASH AND CASH EQUIVALENTS:
 Beginning of year ..........................   16,108      4,437      17,416
					       -------    -------     -------
 End of year ................................ $ 19,166   $ 16,108    $  4,437
					       -------    -------     -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Tax benefit from exercise of stock options        902        292          --

See accompanying NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

		       SUPERTEX, INC.
	 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. The Company designs, manufactures and markets custom and standard semiconductor products.

Use of Estimates in Preparation of the Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Risks and Uncertainties. The Company's sales are concentrated in the high voltage semiconductor components industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, changes in customer requirements or the emergence of competitor products with new capabilities or technologies could affect the Company's operating results adversely. The Company currently buys substantially all of its silicon wafers, an integral component of its products, from one supplier. Failure by this supplier to satisfy the Company's requirements on a timely basis at competitive prices could cause a delay in manufacturing and a possible loss of revenues, which would affect operating results adversely.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Net Sales. The Company has no revenue-producing operations outside the United States. In fiscal 1997, one customer, a distributor, accounted for approximately 18% of net sales. In fiscal 1996, two customers accounted for 15% and 12% of net sales. In fiscal 1995, the second customer discussed in the preceding sentence, accounted for approximately 16% of net sales. Export sales, which are made primarily to Western Europe and the Far East, accounted for approximately 51%, 44%, and 50% of net sales in fiscal 1997, 1996 and 1995, respectively.

Fiscal Period The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31. The Company's fiscal years in the accompanying financial statements have been shown ending on March 31. Fiscal years 1997, 1996, and 1995 all comprise 52 weeks.

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheets of cash, cash equivalents and short term investments approximate estimated fair value because of the short maturity of the financial instruments.

Short Term Investments.   Short term investments, which are
classified as held to maturity, consist principally of bank certificates of deposit that mature within one year and are stated at cost, which approximates fair market value.

Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. The Company's inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence when estimating amounts required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term.

			 SUPERTEX, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Recent Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

Property and Equipment. Property and equipment are stated at cost and generally depreciated using accelerated methods over estimated useful lives of five to thirty-nine years. Leasehold improvements are recorded at cost and are amortized on a straight-line basis over the lesser of the related lease term or the estimated useful life of the assets.

Long-Lived Assets. Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. The adoption of SFAS 121 did not impact the Company's financial condition or results of operations.

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

Net Income per Share. Net income per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of outstanding stock options.

Concentration of Credit Risk. The Company sells its semiconductor products in North America, Europe and the Pacific Rim to numerous customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances for potential credit losses are maintained and such losses historically have not been material. Substantially all of the Company's cash, cash equivalents and short term investments are held at three major banks domiciled in the United States.

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

Stock Compensation. Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation," which requires the Company to value stock-based compensation and to either record the value in the financial statements or to disclose the impact of the value and its impact on net income and earnings per share in the footnotes to the financial statements. The Company elected the disclosure alternative and continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." Accordingly, the adoption of SFAS 123 did not impact the Company's financial condition or results of operations.

			 SUPERTEX, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. INVENTORIES (in thousands):
							     March 31,
							  ---------------
							  1997       1996
							  ----       ----
Finished goods ....................................... $ 1,656    $ 1,366

Work-in-process ......................................   5,993      4,122

Raw materials ........................................   1,600      1,766
							 -----      -----
						       $ 9,249    $ 7,254
							 =====      =====

3. PROPERTY AND EQUIPMENT  (in thousands):

							     March 31,
							  ---------------
							  1997       1996
							  ----       ----
Machinery and equipment ............................. $ 20,985   $ 13,792

Leasehold improvements ..............................    1,626      1,588

Building ............................................    1,959      1,861

Furniture and fixtures ..............................       78         78
							------     ------
							24,648     17,319

Less accumulated depreciation & amortization ........  (13,720)   (11,707)
							------     ------
							10,928      5,612

Land ................................................      825        854
							------     ------
						      $ 11,753   $  6,466
							======     ======

4. INCOME TAXES

The components of the provision for income taxes for fiscal years ended March 31, 1997, 1996 and 1995 are as follows (in thousands):

							 March 31,
						 ------------------------
						 1997      1996      1995
						 ----      ----      ----
Federal - current ..........................  $ 4,128   $ 2,693   $ 1,571

Federal - deferred .........................     (540)      202      (147)
						-----     -----     -----
						3,588     2,895     1,424

State - current ............................      568       414       419

State- deferred ............................      (53)       12        10
						-----     -----     -----
						  515       426       429
						-----     -----     -----
					      $ 4,103   $ 3,321   $ 1,853
						=====     =====     =====

All of the Company's revenue is taxable in the United States. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

						 1997      1996      1995
						 ----      ----      ----
Statutory provision ...........................   35%       34%       34%

State tax, net of federal benefits ............    4%        5%        5%

Tax credits ...................................   (3%)      (2%)      (4%)

Benefit of foreign sales corporation ..........   (3%)      (2%)      (3%)

Other .........................................   (1%)      (4%)      (5%)
						 ----      ----      ----
						  32%       31%       27%
						 ====      ====      ====

Income taxes of $4,265,000, $3,155,000, and $2,266,000 were paid during fiscal 1997, 1996, and 1995, respectively.

			    SUPERTEX, INC.
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The components of the deferred tax assets are as follows (in thousands):

							      March 31,
							   --------------
							   1997      1996
							   ----      ----
Deferred tax assets:
 Accrued benefits ..................................... $   363   $   242

 Inventory allowances .................................     225       190

 Accrued liabilities ..................................     156        68

 State deferred taxes (net of federal benefits) .......     220       167

 Deferred revenue on shipments to distributors ........     377       215

 Allowances for doubtful accounts and sales returns ...     184       190

 Other ................................................     309       169
							  -----     -----
  Total deferred tax assets ........................... $ 1,834   $ 1,241
							  =====     =====

Management has determined that no valuation allowance is required because, although realization is not assured, the Company has sufficient taxable income in carryback years to absorb items deductible in the future for federal tax purposes and anticipates that its estimated future taxable income will allow the deferred tax asset for state tax purposes to be fully realized in future years. The amount of the deferred tax asset that is realizable could be reduced in the near term if actual results differ significantly from estimates of future taxable income.

5.      EMPLOYEE BENEFIT PLANS

Profit Sharing Plan -- The Company has a discretionary profit sharing plan for the benefit of eligible employees. Related expenses were $1,259,000, $1,040,000, and $652,000 in fiscal
1997, 1996, and 1995, respectively.

Savings and Retirement Plan -- The Supertex Savings and Retirement Plan allows for employee savings intended to qualify under the provisions of Section 401 of the Internal Revenue Code. Employees having at least three months of permanent service may make pretax contributions of 1% to 20% of qualified compensation, with the Company matching certain percentages of employee contributions, all of which are 100% vested. In fiscal years 1997, 1996, and 1995, the Company's matching contributions were $160,000, $221,000, and $138,000, respectively.

Stock Option Plan  --  The 1991 Stock Option Plan (the Option
Plan) provides for granting incentive stock options to employees, and non-statutory stock options to employees and consultants. Terms for exercising options are determined by the Board of Directors, and options expire at the earlier of the term provided in the Notice of Grant or upon termination of employment or consulting relationship.

A total of 1,925,715 shares of the Company's common stock were reserved for issuance under the 1991 Plan. As of March 31, 1997, 183,790 options were exercisable at a weighted average exercise price of $5.00. As of March 31, 1996, 123,530 options were exercisable at a weighted average exercise price of $3.97. As of March 31, 1995, 47,120 options were exercisable at a weighted average exercise price of $3.34. Options granted under the Plan are granted at the fair market value of the Company's common stock on the date of grant and generally expire 7 years from the date of grant or at termination of service, whichever occurs first. The options generally are exercisable beginning one year from date of grant and generally vest over a five year period.

Activity under the Option Plan is as follows (in thousands,
except share and per share data):
			    Available             Options Outstanding                Weighted
			       For       --------------------------------------      Average
			      Grant*     Shares     Price Per Share      Amount   Exercise Price
			    ---------    ------     ---------------      ------   --------------
March 31, 1994 balance ...   146,915    828,400   $ 1 7/8   - $ 4 3/8   $ 2,705      $  3.27

 Granted .................  (201,300)   201,300     3 1/2   -   7 3/4     1,109      $  5.51

 Exercised ...............             (227,080)    1 7/8   -   4 3/8      (740)     $  3.26

 Canceled ................   129,260   (135,360)    2 3/8   -   7 3/4      (473)     $  3.49
			    --------   --------                          ------
March 31, 1995 balance ...    74,875    667,260     1 15/16 -   7 3/8     2,601      $  3.90

 Granted .................  (376,600)   376,600     7 1/4   -  12 5/8     3,495      $  9.28

 Exercised ...............              (98,510)    1 15/16 -   7 3/8      (329)     $  3.34

 Canceled ................    83,000    (83,400)    2 3/8   -  11 3/8      (493)     $  5.91

 Authorized .............. 1,000,000         --            --                --           --

March 31, 1996 balance ...   781,275    861,950     2 3/4   -  12 5/8     5,274      $  6.12

 Granted .................  (364,300)   364,300    12       -   9 7/8     4,859      $ 13.34

 Exercised ...............             (156,360)    2 3/4   -  11 3/4      (763)     $  4.88

 Canceled ................    63,000    (63,000)    2 3/4   -  17 1/2      (684)     $ 10.86

March 31, 1997 balance ...   479,975  1,006,890   $ 2 3/4   - $19 7/8   $ 8,686      $  8.63

Stock Compensation -- The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the 1991 Stock Option Plan. Had compensation cost for the Option Plan been determined based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, the Company's net income and net income per share for the years ended March 31, 1997 and 1996 would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

						1997    1996
					       ------  ------
		 Net Income    As reported     $8,720  $7,391

			       Pro forma       $8,002  $7,032

	 Earnings per share    As reported     $ 0.70  $ 0.60

			       Pro forma       $ 0.65  $ 0.58


The weighted average fair value of options granted during fiscal 1997 was $6.87 per share. The weighted average fair value of all options granted during fiscal 1996 was $4.46 per share. All options were granted at the market price of the Company's common stock on the date of grant. The proforma disclosures may not be representative of the effects on reported net income or earnings-per-share for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant for the Option Plan is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions by year:

						       1997    1996
						       ----    ----
	   Risk-free interest rate ..................  5.53%   5.53%

	   Expected term of option from vest date ...  0.54    0.54

	   Expected volatility ......................  61.5%   61.5%

	   Expected dividend yield ..................    --      --

The options outstanding and currently exercisable by exercise price under the Option Plan at March 31, 1997 are as follows:
				 Options Outstanding                        Options Exercisable
		    ------------------------------------------------   -----------------------------
				  Weighted-Average
Range of Exercise     Number         Remaining      Weighted-Average     Number     Weighted-Average
      Prices        Outstanding   Contractual Life   Exercise Price    Outstanding   Exercise Price
-----------------   -----------   ----------------  ----------------   -----------  ----------------
$ 2.750 - $ 4.125      278,660          3.22              $ 3.33          122,040         $ 3.36

$ 4.375 - $ 9.375      325,580          5.14              $ 7.90           47,500         $ 7.45

$ 9.500 - $12.000      297,450          6.54              $11.62           12,850         $10.77

$12.375 - $19.875      105,200          6.49              $16.44            1,400         $12.38

$ 2.750 - $19.875    1,006,890          5.16              $ 8.63          183,790         $ 5.00

6. COMMITMENTS

The Company leases its manufacturing facility under an operating lease that expires in 2001, from a corporation owned by one of the Company's directors. Under the lease, the Company is responsible for maintenance costs, including real property taxes, utilities and other costs. Future minimum lease payments at March 31, 1997 are as follows (in thousands):

			     Fiscal Year
		-------------------------------------
		1998    1999    2000    2001    Total
		----    ----    ----    ----    -----
	       $ 350   $ 350   $ 350   $ 322   $1,372

Rental expenses, net of sublease, were approximately $321,000, $473,000, and $503,000 (net of sublease income of $105,000,
$86,000, and $21,000, respectively) in fiscal years 1997, 1996, and 1995, respectively.

SCHEDULE II

				SUPERTEX, INC.
		       VALUATION AND QUALIFYING ACCOUNTS
				(in thousands)
			    Balance at      Charged to                 Balance at
			    Beginning       Costs and      Write-Off      End
			    of Period        Expenses     of Accounts  of Period
			    ----------      ----------    -----------  ----------
Year ended March 31, 1995
 Allowance for
 sales returns ...........  $  317           $  717        $  682       $  352

 Allowance for
 doubtful accounts .......      93               82            40          135

 Inventory allowances ....     720             (277)         (171)         614

Year ended March 31, 1996
 Allowance for
 sales returns ...........  $  352           $  867        $  785       $  434

 Allowance for
 doubtful accounts .......     135              (10)           --          125

 Inventory allowances ....     614               99           154          559

Year ended March 31, 1997
 Allowance for
 sales returns ...........     434            2,020         2,077          377

 Allowance for
 doubtful accounts .......     125               34            11          148

 Inventory allowances ....     559              256           171          644

SUPERTEX, INC.
EXHIBIT INDEX

(The Registrant will furnish to any shareholders who so request a copy of this Annual Report on Form 10-K and any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing such information.)

Exhibit    Exhibit Description

 3.1*      Restated Articles of Incorporation of Registrant filed
	   May 21, 1980.

 3.2*      Certificate of Amendment of Articles of Incorporation filed
	   April 16, 1981.

 3.3* Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

 3.4****   Bylaws of Registrant, as amended.

10.2*      Lease for 1225 and 1231 Bordeaux Drive, Sunnyvale,
	   California, dated January 25, 1991, between Fortuna Realty Company, as Lessor, and Registrant, as Lessee.

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

**** Incorporated by reference to exhibit included in Registrant's Registration Statement on Form S-8 (File No.
      33-43691) which became effective September 1, 1995.

 (1) Confidential treatment of portions of this exhibit was granted by order dated August 12, 1991.
Exhibit 11.1