Form 10-Q
period 1997-06-30
SUPERTEX INC
filed 1997-07-30
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C.  20549

FORM 10-Q

(MARK ONE)
(x)     Quarterly Report Pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 1934

	     For the quarterly period ended June 30, 1997

				 or

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

		       Yes  (X)        No  ( )

As of July 15, 1997, 12,379,393 shares of the Registrant's common stock were issued and outstanding.

		   Total number of pages:  10

SUPERTEX, INC.
QUARTERLY REPORT - FORM 10Q

Table of Contents                                              Page No.
-----------------                                              --------

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

			PART II- OTHER INFORMATION

Item 6.  Exhibits, Financial Statement Schedule
	 and Reports on Form 8-K .............................     9

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

				SUPERTEX, INC.
		       CONSOLIDATED STATEMENTS OF INCOME
				 (unaudited)
		    (in thousands, except per share amounts)
						       Three-months Ended,
						       ------------------
							    June 30,
							    -------
						     1997              1996
						     ----              ----
Net sales                                          $ 12,313          $ 12,461
						   --------          --------
Cost and expenses:
 Cost of sales                                        6,680             6,310

 Research and development                             1,376             1,310

 Selling, general and administrative                  1,634             1,594
						   --------          --------
  Total costs and expenses                            9,690             9,214
						   --------          --------
Income from operations                                2,623             3,247

 Interest income                                        343               367

 Other income, net                                       28                --
						   --------          --------
  Income before provision for income taxes            2,994             3,614

Provision for income taxes                            1,018             1,156
						   --------          --------
  Net income                                       $  1,976          $  2,458
						   ========          ========
Net income per share                               $   0.16          $   0.20
						   ========          ========
Shares used in per share computation                 12,379            12,495
						   ========          ========

See accompanying Notes to Consolidated Financial Statements.

			    SUPERTEX, INC.
		     CONSOLIDATED BALANCE SHEETS
		  (in thousands, except share data)
					      Jun. 30, 1997   Mar. 31, 1997
					      -------------   -------------
						       (unaudited)
ASSETS

Current Assets:
 Cash and cash equivalents                       $ 20,546        $ 19,166

 Short term investments                             4,644           4,497

 Trade accounts receivable,
  net of allowances of $601 and $525                9,920           9,337

 Other receivables                                    180             154

 Inventories                                        9,459           9,249

 Deferred income taxes                              1,834           1,834

 Prepaid expenses                                     458             418
						 --------        --------
  Total current assets                             47,041          44,655

Property and equipment, net                        12,252          11,753
						 --------        --------
TOTAL ASSETS                                     $ 59,293        $ 56,408
						 ========        ========

LIABILITIES
Current liabilities:
 Trade accounts payable                          $  3,704        $  3,813

 Accrued salaries, wages and employee benefits      2,452           2,499

 Income taxes payable                               1,094             166

 Other accrued liabilities                            312             366

 Deferred revenue on shipments to distributors      1,249           1,077

  Total current liabilities                         8,811           7,921

SHAREHOLDERS' EQUITY

 Preferred stock, no par value --
   10,000,000 shares authorized, none outstanding      --              --

 Common stock, no par value -- 30,000,000
   shares authorized; issued and outstanding
   12,379,293 and 12,047,031 shares                20,321          20,302

 Retained earnings                                 30,161          28,185
						 --------        --------
  Total shareholders' equity                       50,482          48,487
						 --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 59,293        $ 56,408
						 ========        ========

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
	       CONSOLIDATED STATEMENTS OF CASH FLOWS
		    (unaudited, in thousands)
						   Three Months Ended
						   ------------------
					     June 30, 1997   June 30, 1996
					     -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $  1,976        $  2,458
						 --------        --------
Non-cash adjustments to net income:
 Depreciation and amortization                        526             435

 Provision for doubtful accounts
   and sales returns                                  459             278

 Provision for excess and obsolete inventories        (71)             15

 Loss on disposal of assets                             1               0

Changes in operating assets and liabilities:
 Accounts  and other receivables                   (1,068)         (1,300)

 Inventories                                         (139)             87

 Prepaid expenses                                     (40)           (674)

 Trade accounts payable and accrued expenses         (210)           (498)

 Income taxes payable                                 928             970

 Deferred revenue on shipments to distributors        172             219
						 --------        --------
Total adjustments                                     558            (468)
						 --------        --------
Net cash provided by operating activities           2,534           1,990
						 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment               (1,026)           (530)

 Purchases of short term investments               (4,147)        (15,137)

 Proceeds from maturities of
   short term investments                           4,000           6,274
						 --------        --------
Net cash used in investing activities              (1,173)         (9,393)
						 --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock options exercised                               19             198
						 --------        --------
Net cash provided by financing activities              19             198
						 --------        --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  1,380          (7,205)

CASH AND CASH EQUIVALENTS:

 Beginning of period                               19,166          16,108
						 --------        --------
 End of period                                   $ 20,546        $  8,903
						 ========        ========

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
------
In the opinion of management, the unaudited financial statements for the three months ended June 30, 1997 and 1996 include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of financial condition and results of operations for those periods in accordance with generally accepted accounting principles.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements of Supertex, Inc. for the fiscal year ended March 31, 1997, which were included in the Annual Report on Form 10-K (File Number 0-12718).

Interim results are not necessarily indicative of results for the full fiscal year.

Inventories consisted of (in thousands):
					    June 30, 1997   March 31, 1997
					    -------------   --------------
						     (unaudited)
Finished goods ............................    $ 2,270          $ 1,656

Work-in-process ...........................      6,022            5,993

Raw materials .............................      1,167            1,600
					       -------          -------
					       $ 9,459          $ 9,249
					       =======          =======

Recent Accounting Pronouncements In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." SFAS 130 is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS 130 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. SFAS 131 will not have a material impact on the Company's financial position, results of operations or cash flows.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Certain Factors: This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The industry in which the Company competes is characterized by extreme rapid changes in technology and frequent new product introductions. The Company believes that its long-term growth will depend largely on its ability to continue to enhance existing products and to introduce new products and features that meet the continually changing requirements of customers, as well as timely capacity expansions. While the Company has invested heavily in new products, new processes and new capacities, there can be no assurance that it can continue to introduce new products, new processes and new capacities on a timely basis or that certain of its products, processes and capacities will not be rendered noncompetitive or obsolete by its competitors.

Results of Operations

Net Sales: Net sales for the quarter ended June 30, 1997 were $12,313,000, a slight decrease of 1% from $12,461,000 of the same period last year, primarily due to a different product mix that caused capacity constraints. Internal and external capacity expansions are behind schedule, but are expected to contribute in the second half of the fiscal year.

Gross Profit: Gross profit for the quarter was $5,633,000, compared with $6,151,000 in the same quarter of last year. As a percent of net sales, manufacturing costs increased from 51% to 54%, primarily resulting from inefficiencies as the Company expedited its production flow in order to catch up with its delivery delinquencies. Internal capacity expansion increased depreciation expense.

Research and Development: Research and development expenses were flat at $1,376,000 for the quarter ended June 30, 1997 as compared with $1,310,000 for the same quarter of last year or 11% of net sales for the first quarter of both years. The
Company expects that research and development expenses will increase during this fiscal year.

Selling, General and Administrative: Expenses for selling, general and administrative were flat at $1,634,000, or 13% of net sales, compared with $1,594,000, also 13%, in the same quarter of last fiscal year. The dollar increase in this category was due to a slight increase in payroll expenses as a result of headcount increase.

Interest and Other Income: Interest and other income for this period were $371,000 compared with $367,000 last year. Higher amount of funds available for investments contributed to this small increase in interest and other income.

Provision for Income Taxes: The Company's effective tax rate for the three months ended June 30, 1997 was 34%, a 2% increase from 32% for the same period of last fiscal year.

Liquidity and Capital Resources: On June 30, 1997, the Company had $25,190,000 in cash, cash equivalents and short term investments, compared with $23,663,000 on March 31, 1997. This increase is mostly due to positive cash flow from operating activities of $2,534,000 consisting principally of net income of $1,976,000 plus depreciation of $526,000 and an increase in liability accounts of $890,000, and partially offset by an increase in receivables of $1,068,000. Net cash used in investing activities in the first quarter of 1997 was $1,173,000 which consisted mainly of purchases of property and equipment. Net cash provided by financing activities was $19,000 from the proceeds of stock option exercises.

The Company anticipates that available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements through the end of fiscal year 1998. The Company expects to spend approximately $6,362,000 for capacity expansion during fiscal year 1998.

Recent Accounting Pronouncements: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." SFAS 130 is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required.

SFAS 130 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. SFAS 131 will not have a material impact on the Company's financial position, results of operations or cash flows.

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

			  SUPERTEX, INC.
			   (Registrant)

Date: July 30, 1997

			      By:     /s/ Henry C. Pao
				      ---------------------------
				      Dr. Henry C. Pao, President
				      (Principal Executive and
				       Financial Officer)

Exhibit 11.1
			 Supertex, Inc.
     Statement Regarding Computation of Net Income Per Share
			  (unaudited)
	      (in thousands, except per share data)
					      Three Months Ended,
						   June 30,
					      1997           1996
					     ------         ------
PRIMARY:
Weighted Average Shares Outstanding          12,050         11,965

Common Stock Equivalents                        329            530
					    -------        -------
Total common and common equivalent shares    12,379         12,495
					    =======        =======
Net income                                  $ 1,976        $ 2,458
					    =======        =======
Net income per share                        $  0.16        $  0.20
					    =======        =======
FULLY DILUTED:

Weighted Average Shares Outstanding          12,050         11,985

Dilutive employee stock options                 329            530
					    -------        -------
Total common and common equivalent shares    12,379         12,495
					    =======        =======
Net income                                  $ 1,976        $ 2,458
					    =======        =======
Net income per share                        $  0.16        $  0.20
					    =======        =======

Net income per share in the consolidated financial statements is presented under the primary basis as the effect of dilution under the fully diluted basis is not material.