Form 10-Q
period 1997-09-30
SUPERTEX INC
filed 1997-10-24
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C.  20549

FORM 10-Q

(MARK ONE)
(x)     Quarterly Report Pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 1934

	     For the quarterly period ended September 30, 1997

				 or

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

		       Yes  (X)        No  ( )

As of October 15, 1997, 12,086,164 shares of the Registrant's common stock were issued and outstanding.

		   Total number of pages:  11

SUPERTEX, INC.
QUARTERLY REPORT - FORM 10Q

Table of Contents                                               Page No.
-----------------                                               --------

		      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

	 Consolidated Statements of Income ....................     3

	 Consolidated Balance Sheets ..........................     4

	 Consolidated Statements of Cash Flows ................     5

	 Notes to Consolidated Financial Statements ...........     6

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations ..................     7

			PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ..     9

Item 6.  Exhibits, Financial Statement Schedule
	 and Reports on Form 8-K ..............................    10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

				SUPERTEX, INC.
		       CONSOLIDATED STATEMENTS OF INCOME
				 (unaudited)
		    (in thousands, except per share amounts)
						       Three-months Ended,                  Six-months Ended,
						       ------------------                   ----------------
							  September 30,                       September 30,
							  ------------                        ------------
						      1997            1996                1997            1996
						      ----            ----                ----            ----

Net sales                                           $ 13,613        $ 12,920            $ 25,925        $ 25,381
						    --------        --------
Cost and expenses:
 Cost of sales                                         7,468           6,584              14,147          12,894

 Research and development                              1,425           1,223               2,801           2,534

 Selling, general and administrative                   1,603           1,503               3,237           3,097
						    --------        --------            --------        --------
  Total costs and expenses                            10,496           9,310              20,185          18,525
						    --------        --------            --------        --------
Income from operations                                 3,117           3,610               5,740           6,856

 Interest income                                         373             352                 717             719

 Other income (expense), net                              (2)             13                  26              13
						    --------        --------            --------        --------
  Income before provision for income taxes             3,488           3,975               6,483           7,588

Provision for income taxes                             1,186           1,272               2,204           2,428
						    --------        --------            --------        --------
  Net income                                         $ 2,302         $ 2,703             $ 4,279         $ 5,160
						    ========        ========            ========        ========
Net income per share                                 $  0.19         $  0.22             $  0.35         $  0.41
						    ========        ========            ========        ========
Shares used in per share computation                  12,414          12,499              12,400          12,497
						    ========        ========            ========        ========

See accompanying Notes to Consolidated Financial Statements.

			    SUPERTEX, INC.
		     CONSOLIDATED BALANCE SHEETS
		  (in thousands, except share data)
					      Sept. 30, 1997   Mar. 31, 1997
					      --------------   -------------
							(unaudited)
ASSETS

Current Assets:
 Cash and cash equivalents                         $ 16,167        $ 19,166

 Short term investments                              10,532           4,497

 Trade accounts receivable,
  net of allowances of $595 and $525                 10,674           9,337

 Other receivables                                      197             154

 Inventories                                          9,578           9,249

 Deferred income taxes                                1,834           1,834

 Prepaid expenses                                       370             418
						   --------        --------
  Total current assets                               49,352          44,655

Property and equipment, net                          12,074          11,753
						   --------        --------
TOTAL ASSETS                                       $ 61,426        $ 56,408
						   ========        ========

LIABILITIES
Current liabilities:
 Trade accounts payable                            $  3,330        $  3,813

 Accrued salaries, wages and employee benefits        2,610           2,499

 Income taxes payable                                   884             166

 Other accrued liabilities                              382             366

 Deferred revenue on shipments to distributors        1,458           1,077
						   --------        --------
Total current liabilities                             8,664           7,921
						   --------        --------
SHAREHOLDERS' EQUITY

 Preferred stock, no par value --
   10,000,000 shares authorized, none outstanding        --              --

 Common stock, no par value -- 30,000,000
   shares authorized; issued and outstanding
   12,086,164 and 12,047,031 shares                  20,507          20,302

 Retained earnings                                   32,255          28,185
						   --------        --------
  Total shareholders' equity                         52,762          48,487
						   --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 61,426        $ 56,408
						   ========        ========

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
	       CONSOLIDATED STATEMENTS OF CASH FLOWS
		    (unaudited, in thousands)
						      Six Months Ended
						      ----------------
					      Sept. 30, 1997    Sept. 30, 1996
					      --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $  4,279          $  5,160
						   --------          --------
Non-cash adjustments to net income:
 Depreciation and amortization                        1,120               941

 Provision for doubtful accounts
   and sales returns                                    679               823

 Provision for excess and obsolete inventories          (30)              235

Changes in operating assets and liabilities:
 Accounts and other receivables                      (2,059)           (2,243)

 Inventories                                           (298)             (552)

 Prepaid expenses                                        48              (449)

 Trade accounts payable and accrued expenses           (357)            1,243

 Income taxes payable                                   719                13

 Deferred revenue on shipments to distributors          381               270
						   --------          --------                                                    -------           -------
Total adjustments                                       203               281
						   --------          --------                                                    -------           -------
Net cash provided by operating activities             4,482             5,441
						   --------          --------                                                    -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                 (1,443)           (2,746)

 Purchases of short term investments                (14,188)          (28,942)

 Proceeds from maturities of
   short term investments                             8,153            16,273
						   --------          --------                                                    -------           -------
Net cash used in investing activities                (7,478)          (15,415)
						   --------          --------                                                    -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock options exercised                                205               290

 Repurchase of stock                                   (208)                0
						   --------          --------                                                    -------           -------
Net cash provided by (used in) financing activities      (3)              290
						   --------          --------                                                    -------           -------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (2,999)           (9,684)

CASH AND CASH EQUIVALENTS:

 Beginning of period                                 19,166            16,108
						   --------          --------
 End of period                                     $ 16,167          $  6,424
						   ========          ========

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
------
In the opinion of management, the unaudited financial statements for the six months ended September 30, 1997, include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of financial condition and results of operations for those periods in accordance with generally accepted accounting principles.

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

Inventories consisted of (in thousands):
					      Sept. 30, 1997   March 31, 1997
					      --------------   --------------
							(unaudited)
Finished goods ..............................       $ 2,298          $ 1,656

Work-in-process .............................         6,132            5,993

Raw materials ...............................         1,148            1,600
						    -------          -------
						    $ 9,578          $ 9,249
						    =======          =======

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

Results of Operations

Net Sales: Net sales for the second quarter ended September 30, 1997 increased 5% to $13,613,000 from $12,920,000 of the same quarter last year. Six months net sales of $25,925,000 increased 2% from the same period last year of $25,381,000. Continued strength in our customers' markets contributed to this increase in sales. During the six months ended September 30, 1997, approximately 52% of Supertex's shipments were to international customers.

Gross Margin: Gross margin for the second quarter and six months ended September 30, 1997 were 45% compared with 49% for the same quarter and six months period of the prior year. The decrease in gross margin is a result of the change in product mix toward less mature products which caused the Company to incur higher engineering support costs. In order to meet its product demand, the Company is in the process of completing its wafer fabrication facility upgrades, and additional maintenance and support costs were incurred.

Research and Development: As a percentage of net sales, R&D expenses increased to 10.5% and 10.8% of net sales for the quarter and six months ending September 30, 1997, respectively. This compares with R&D expense of 9.5% and 10% of net sales for the quarter and six months period of last year. Dollar expenditures also increased to $1,425,000 for the three months ($2,801,000 for six months) ended September 30, 1997 versus $1,223,000 for three months ($2,534,000 for six months) corresponding periods of last year. The Company expects that research and development expenses will increase during the remainder of this fiscal year.

Selling, General and Administrative: Selling, general and administrative expenses for the second quarter and six months ended September 30, 1997 and for the corresponding periods of the prior fiscal period were 12% of net sales. Fixed costs remained fairly constant from year to year in this category, with sales commissions increases in line with increased sales.

Interest and Other Income: Interest and other income for the second quarter of the current year was $371,000, a 2% increase from $365,000 for the same period last year. For the six months ended September 30, 1997, interest and other income also increased 2% from the corresponding period of the prior year.

Provision for Income Taxes: The Company's effective tax rate for the six months ended September 30, 1997 was 34%, an increase from 32% for the same period of last fiscal year.

Liquidity and Capital Resources: On September 30, 1997, the Company had $26,699,000 in cash, cash equivalents and short term investments, compared with $23,633,000 on March 31, 1997. This increase is mostly due to positive cash flow from operating activities consisting principally of net income and an increase in liability accounts, and partially offset by an increase in receivables. Net cash used in investing activities as of second quarter of fiscal year 1998 is $7,478,000 which consisted mainly of purchases of short-term investments. Net cash used in the repurchase of stocks was $208,000 which was offset by proceeds from stock option exercises of $205,000.

The Company anticipates that available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements through the end of fiscal year 1998. The Company expects to spend approximately $6,827,000 for capacity expansion during fiscal year 1998.

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

Item 4. - Submission of Matters to a Vote of Security Holders

The Company's Annual Shareholders' Meeting was held on August 1,
1997 at 10:00 a.m., at which the following matters were acted upon:

					  Votes   Votes Withheld/    Broker
					  -----   ---------------    ------
      Matter Acted Upon     Votes For    Against    Abstentions     Non-Votes
      -----------------     ---------    -------    -----------     ---------

1.  Election of Directors

    Henry C. Pao            11,195,811      0          54,985           0

    Yunni Pao               11,195,261      0          55,535           0

    Benedict C. K. Choy     11,195,611      0          55,185           0

    Frank C. Pao            11,185,411      0          65,385           0

    Richard E. Siegel       11,190,311      0          60,485           0

2. Ratification of Coopers and Lybrand LLP as independent accountants for the Company for fiscal year ending March 31,1998

			    11,239,171    5,900         5,725           0

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

Date:  October 23, 1997

			      By:     /s/ Henry C. Pao
				      ---------------------------
				      Dr. Henry C. Pao, President
				      (Principal Executive and
				       Financial Officer)

Exhibit 11.1

				     Supertex, Inc.
	   Statement Regarding Computation of Net Income Per Share (unaudited)
			  (in thousands, except per share data)
					      Three Months Ended        Six Months Ended
						 September 30,            September 30,
					       1997        1996         1997        1996
					      ------      ------       ------      ------
PRIMARY:
Weighted Average Shares Outstanding           12,057      11,997       12,057      11,981

Common Stock Equivalents                         357         502          343         516
					     -------     -------      -------     -------
Total common and common equivalent shares     12,414      12,499       12,400      12,497
					     =======     =======      =======     =======
Net income                                   $ 2,302     $ 2,703      $ 4,279     $ 5,160
					     =======     =======      =======     =======
Net income per share                         $  0.19     $  0.22      $  0.35     $  0.41
					     =======     =======      =======     =======
FULLY DILUTED:

Weighted Average Shares Outstanding           12,057      11,997       12,057      11,981

Dilutive employee stock options                  424         523          376         526
					     -------     -------      -------     -------
Total common and common equivalent shares     12,481      12,520       12,433      12,507
					     =======     =======      =======     =======
Net income                                   $ 2,302     $ 2,703      $ 4,279     $ 5,160
					     =======     =======      =======     =======
Net income per share                         $  0.18     $  0.22      $  0.34     $  0.41
					     =======     =======      =======     =======

Net income per share in the consolidated financial statements is presented under the primary basis as the effect of dilution under the fully diluted basis is not material.