Form 10-Q
period 1997-12-31
SUPERTEX INC
filed 1998-01-26
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

(x)     Quarterly Report Pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 1934

	     For the quarterly period ended December 31, 1997

				 or

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

		       Yes  (X)        No  ( )

As of January 8, 1998, 12,091,314 shares of the Registrant's common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

				SUPERTEX, INC.
		       CONSOLIDATED STATEMENTS OF INCOME
				 (unaudited)
		    (in thousands, except per share amounts)
						       Three-months Ended,                  Nine-months Ended,
						       ------------------                   -----------------
							  December 31,                         December 31,
							  -----------                          -----------
						      1997            1996                 1997            1996
						      ----            ----                 ----            ----

Net sales                                           $ 13,857        $ 10,850             $ 39,782        $ 36,230
						    --------        --------             --------        --------
Cost and expenses:
 Cost of sales                                         7,496           6,197               21,644          19,090

 Research and development                              1,464           1,326                4,265           3,860

 Selling, general and administrative                   1,741           1,501                4,978           4,598
						    --------        --------             --------        --------
  Total costs and expenses                            10,701           9,024               30,887          27,548
						    --------        --------             --------        --------
Income from operations                                 3,156           1,826                8,895           8,682

 Interest income                                         454             348                1,171           1,067

 Other income (expense), net                             (22)             21                    5              35
						    --------        --------             --------        --------
  Income before provision for income taxes             3,588           2,195               10,071           9,784

Provision for income taxes                             1,220             703                3,424           3,131
						    --------        --------             --------        --------
  Net income                                        $  2,368        $  1,492             $  6,647        $  6,653
						    ========        ========             ========        ========
Net income per share
 Basic                                              $   0.20        $   0.12             $   0.55        $   0.55
						    ========        ========             ========        ========
 Diluted                                            $   0.19        $   0.12             $   0.54        $   0.53
						    ========        ========             ========        ========
Shares used in per share computation
 Basic:
  Weighted Average Shares Outstanding                 12,089          12,068               12,068          12,010
						    ========        ========             ========        ========
 Diluted:
  Weighted Average Shares Outstanding                 12,089          12,068               12,068          12,010
  Common Stock Equivalents                               338             530                  341             520
						    --------        --------             --------        --------
 Total common stock equivalent shares                 12,427          12,598               12,409          12,530
						    ========        ========             ========        ========

See accompanying Notes to Consolidated Financial Statements.

			    SUPERTEX, INC.
		     CONSOLIDATED BALANCE SHEETS
		  (in thousands, except share data)
					       Dec. 31, 1997   Mar. 31, 1997
					       -------------   -------------
							(unaudited)
ASSETS

Current Assets:
 Cash and cash equivalents                          $ 22,135        $ 19,166

 Short term investments                                7,631           4,497

 Trade accounts receivable,
  net of allowances of $450 and $525                   9,611           9,337

 Other receivables                                       230             154

 Inventories                                           9,573           9,249

 Deferred income taxes                                 1,834           1,834

 Prepaid expenses                                        335             418
						    --------        --------
  Total current assets                                51,349          44,655

Property and equipment, net                           12,607          11,753
						    --------        --------
TOTAL ASSETS                                        $ 63,956        $ 56,408
						    ========        ========

LIABILITIES
Current liabilities:
 Trade accounts payable                            $   3,285        $  3,813

 Accrued salaries, wages and employee benefits         2,811           2,499

 Income taxes payable                                  1,106             166

 Other accrued liabilities                               329             366

 Deferred revenue on shipments to distributors         1,377           1,077
						    --------        --------
Total current liabilities                              8,908           7,921
						    --------        --------
SHAREHOLDERS' EQUITY

 Preferred stock, no par value --
   10,000,000 shares authorized, none outstanding         --              --

 Common stock, no par value -- 30,000,000
   shares authorized; issued and outstanding
   12,087,814 and 12,047,031 shares                   20,635          20,302

 Retained earnings                                    34,413          28,185
						    --------        --------
Total shareholders' equity                            55,048          48,487
						    --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 63,956        $ 56,408
						    ========        ========

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
	       CONSOLIDATED STATEMENTS OF CASH FLOWS
		    (unaudited, in thousands)
						      Nine Months Ended

						Dec. 31, 1997   Dec. 31, 1996
						-------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $  6,647        $  6,653
						    --------        --------
Non-cash adjustments to net income:
 Depreciation and amortization                         1,804           1,559

 Provision for doubtful accounts
   and sales returns                                     916           1,370

 Provision for excess and obsolete inventories           (75)           (178)

  Changes in operating assets and liabilities:

   Accounts and other receivables                     (1,266)         (1,209)

   Inventories                                          (249)         (1,400)

   Prepaid expenses                                       83            (296)

   Trade accounts payable and accrued expenses          (253)            852

   Income taxes payable                                  940            (638)

   Deferred revenue on shipments to distributors         300             333
						    --------        --------
   Total adjustments                                   2,200             393
						    --------        --------
Net cash provided by operating activities              8,847           7,046
						    --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                  (2,658)         (4,052)

 Purchases of short term investments                 (21,287)        (43,969)

 Proceeds from maturities of
   short term investments                             18,153          29,232
						    --------        --------
Net cash used in investing activities                 (5,792)        (18,789)
						    --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock options exercised                                 333             739

 Repurchase of stock                                    (419)              0
						    --------        --------
Net cash provided by (used in) financing activities      (86)            739
						    --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   2,969         (11,004)

CASH AND CASH EQUIVALENTS:

 Beginning of period                                  19,166          16,108
						    --------        --------
 End of period                                      $ 22,135        $  5,104
						    ========        ========

See accompanying Notes to Consolidated Financial Statements.

			   SUPERTEX, INC.
	     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
------
In the opinion of management, the unaudited financial statements for the nine months ended December 31, 1997, include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of financial condition and results of operations for those periods in accordance with generally accepted accounting principles.

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

Inventories consisted of (in thousands):
					    December 31, 1997  March 31, 1997
					    -----------------  --------------
							(unaudited)

Finished goods ............................          $ 2,237         $ 1,656

Work-in-process ...........................            6,318           5,993

Raw materials .............................            1,018           1,600
						     -------         -------
						     $ 9,573         $ 9,249
						     =======         =======

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


Results of Operations

Net Sales: Net sales for the third quarter ended December 31, 1997 increased 28% to $13,857,000 from $10,850,000 of the same quarter last year. Nine months net sales of $39,782,000 increased 10% from the same period last year of $36,230,000. Continued strength in our customers' markets contributed to this increase in sales. During the nine months ended December 31, 1997, approximately 53% of Supertex's shipments were to international customers.

Gross Margin: Gross margin for the third quarter and nine months ended December 31, 1997 were both 46% compared with 43% for the same quarter and 47% for the nine months period of the prior year. The slight decrease in gross margin for the nine month period is a result of the change in product mix toward less mature products which caused the company to incur higher engineering support costs.

Research and Development: As percentage of net sales, third quarter R&D decreased slightly to 11% from 12% of the same quarter last year. For the nine month period, such expenses remained constant at 11% when compared to the same period of last year. However, dollar expenditures increased 10% to $1,464,000 for the three months ($4,265,000 for nine months) ended December 31, 1997 from $1,326,000 for three months ($3,860,000 for nine months) of last year primarily due to increase in payroll despite reduction in outside services.

Selling, General and Administrative: Selling, general and administrative expenses for the third quarter and nine months ended December 31, 1997 were both 13% of net sales, compared with 14% for the same quarter and 13% for the nine months period of the prior year. Fixed costs remained fairly constant from year to year in this category, with sales commission increasing in line with increased sales.

Interest and Other Income: Interest and other income for the third quarter of the current year was $432,000, a 17% increase from $369,000 for the same period last year. For the nine months ended December 31, 1997, interest and other income increased 7% from the corresponding period of the prior year. The increases in interest income for the quarter and nine month period are associated with the Company's higher cash balances. See Liquidity and Capital Resources below.

Provision for Income Taxes: The Company's effective tax rate for the nine months ended December 31, 1997 was 34%, an increase from 32% for the same period of last year.

Liquidity and Capital Resources: On December 31, 1997, the Company had $29,766,000 in cash, cash equivalents and short term investments, compared with $23,633,000 on March 31, 1997. This increase is mostly due to positive cash flow from operating activities consisting principally of net income and an increase in liability accounts, and partially offset by an increase in receivables and inventories. Net cash used in investing activities as of third quarter of fiscal year 1998 is $5,792,000 which consisted mainly of purchases of short-term investments and capital equipment purchases. Net cash used in the repurchase of common stock was $419,000 which was partially offset by proceeds from stock option exercises amounting to $333,000.

The Company anticipates that available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements through the end of fiscal year 1998. The Company was able to reduce the original budget for capacity expansion during fiscal year 1998 by better planning and unexpected availability of good surplus capital equipment at less than the original budgeted amount.

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

Date: January 26, 1998

			       By:     /s/ Henry C. Pao
				       ---------------------------
				       Dr. Henry C. Pao, President
				       (Principal Executive and
				       Financial Officer)

Exhibit 11.1

				    Supertex, Inc.
	       Statement Regarding Computation of Net Income Per Share
				     (unaudited)
			 (in thousands, except per share data)

					      Three Months Ended,       Nine Months Ended,
						 December 31,             Decenber 31,
					       1997        1996         1997        1996
					      ------      ------       ------      ------
BASIC:
Weighted Average Shares Outstanding           12,089      12,068       12,068      12,010
					     =======     =======      =======     =======
Net income                                   $ 2,368     $ 1,492      $ 6,647     $ 6,653
					     =======     =======      =======     =======
Net income per share                         $  0.20     $  0.12      $  0.55     $  0.55
					     =======     =======      =======     =======
DILUTED:

Weighted Average Shares Outstanding           12,089      12,068       12,068      12,010

Common Stock Equivalents                         338         530          341         520
					     -------     -------      -------     -------
Total common and common equivalent shares     12,427      12,598       12,409      12,530
					     =======     =======      =======     =======
Net income                                   $ 2,368     $ 1,492      $ 6,647     $ 6,653
					     =======     =======      =======     =======
Net income per share                         $  0.19     $  0.12      $  0.54     $  0.53
					     =======     =======      =======     =======