Form 10-K
period 1998-03-31
SUPERTEX INC
filed 1998-06-05
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C.  20549

				FORM 10-K
(MARK ONE)
(x) Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee Required)

	  For the Fiscal Year Ended March 31, 1998

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

			1235 Bordeaux Drive
		     Sunnyvale, California 94089
	       (Address of principal executive offices)

    Registrant's Telephone Number, Including Area Code:  (408)744-0100

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

			 Yes (X)         No( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 15, 1998, was $97,830,795 based on the closing transaction reported for such date. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant, have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's common stock as of May 15, 1998, was 12,100,314.

Documents Incorporated by Reference: Part III incorporates information by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on August 7, 1998 (the "Proxy Statement").

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Exhibit Index is on Page 27

Total number of pages is 30

			      (BLANK PAGE)

SUPERTEX, INC.
ANNUAL REPORT - FORM 10-K

Table of Contents                                                  Page No.
-----------------                                                  -------

				PART I

Item 1.   Business................................................... 4

Item 2.   Properties................................................. 8

Item 3.   Legal Proceedings.......................................... 8

Item 4.   Submission of Matters to a Vote of Security Holders........ 9

				PART II

Item 5.   Market for Registrant's Common Equity and Related
	  Shareholder Matters ....................................... 9

Item 6.   Selected Consolidated Financial Data....................... 9

Item 7.   Management's Discussion and Analysis of Financial
	  Condition and Results of Operations....................... 10

Item 8.   Financial Statements and Supplementary Data............... 13

Item 9.   Changes in and Disagreements with Accountants on
	  Accounting and Financial Disclosure....................... 13

				PART III

Item 10.   Directors and Executive Officers of the Registrant....... 13

Item 11.   Executive Compensation................................... 13

Item 12.   Security Ownership of Certain Beneficial Owners and
	   Management............................................... 13

Item 13.   Certain Relationships and Related Transactions........... 13

				PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on
	   Form 8-K................................................. 14

Signatures.......................................................... 15

				PART I

Item 1.  Business

Supertex, Inc. ("Supertex" or the "Company") is a technology-based producer of high voltage analog and mixed signal semiconductor components. It designs, develops, manufactures, and markets integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. With respect to its DMOS transistor products, the Company has maintained an established position in key products for telecommunication and automatic test equipment industries. Supertex has been an industry leader in high voltage integrated circuits (HVCMOS AND HVBiCMOS), which take advantage of the best features of CMOS, bipolar, and DMOS technologies and integrate them into the same chip. They are used by flat panel display, printer, medical ultrasound imaging, telephone, telecommunications and instrumentation industries.

The Company markets its products through direct sales personnel, independent sales representatives and distributors in the United
States and abroad, primarily to electronic equipment manufacturers.

The Company was incorporated in California in October 1975 and conducted an initial public offering of its Common Stock in December 1983. Its executive offices are located at 1235 Bordeaux Drive, Sunnyvale, California 94089, and its principal manufacturing facilities are located at 1225/1231 Bordeaux Drive, Sunnyvale, California 94089. Supertex also maintains
three direct field offices located in: (1) New York;     (2)
Illinois; and (3) United Kingdom. The telephone number of its headquarters is (408) 744-0100. The Company's mailing address is 1235 Bordeaux Drive, P.O.Box 3607, Sunnyvale, California 94088-3607.

Products

Supertex offers semiconductor products that interface between the low voltage computer logic signal world and the high voltage requirements of the real analog world. Most of its products are facilitated by the use of mixed signal technologies. It supplies standard and custom interface products primarily for the following three market groups:

(1) The Telecommunications Group consists of interface products used in telephone handsets, solid state relays, modems, fax, ISDN, networking, PABX, PCMCIA cards, as well as diagnostic, curbside, set-top and central office equipment. In addition they are used in military radio frequency and microwave communication applications.

(2) The Imaging Group consists of interface products for Flat Panel Displays and Non-impact Printers and Plotters. The flat panel display product family is sold to customers using Electro-Luminescent (EL), Plasma, Vacuum Fluorescent, Plasma-addressed LCD, Ferro-electric LCD, and Field Emission Display
     (FED) technologies. There is also a family of products for driving EL panels to backlight displays of handheld instruments, such as cellular phones, PDA's, pagers, HPC's, and meters. The printer product family is used in ink-jet and electrostatic types of printers and plotters which are mostly high end, with full color high resolution and high speed.

(3) The Medical Electronics Group consists of products primarily for ultrasound diagnostic imaging equipment as well as selected portable instrumentation applications.

Because Supertex has been a leading provider of products to these specific markets, it has been able to work very closely with key customers to define new products by determining future market needs. Such close collaboration has produced a wide range of leading edge new products for Supertex and allowed its customers to quickly develop new and more advanced products for their markets.

In the DMOS transistor product line, Supertex focuses on certain niches such as very low threshold and low leakage devices which are most suitable for telecommunication, automatic test equipment, and hand held applications where these features justify a premium. They also serve as predecessors to a fully integrated solution - the high voltage integrated circuits.

Research and Development

Supertex expended approximately $5,582,000, $5,306,000, and $5,647,000 on research and development activities during fiscal years 1998, 1997, and 1996, respectively. Research and development activities continue at the rate of over thirty new product projects per year.

Supertex believes that its position as a leading supplier in its targeted markets can only be maintained through continuous investments in research and development. Supertex focuses its efforts on designing new products with existing process technologies while also developing new process technologies to be used for future new products. The effective monitoring and control of the Company's research and development programs have actually resulted in better performance and greater technological achievements at lower costs.

Manufacturing

Manufacturing operations include wafer fabrication, limited assembly and packaging, product testing, and quality control. The Company's wafer fabrication facilities are continually being upgraded to keep pace with technological developments, to enhance environmental controls, and to improve technical capabilities. To support growth, the Company anticipates significant capital expenditures for equipment additions, facilities upgrades, and expansion of its manufacturing capability in the near future. In addition, through a licensing agreement, Texas Instruments has allocated a certain amount of its wafer capacity to Supertex to supplement the Company's production needs.

Supertex subcontracts most of its standard component packaging and limited testing to independent assemblers, principally in Thailand, Taiwan, Malaysia, and the Philippines. A specialized assembly area is also maintained at the Company's manufacturing facilities to package engineering prototypes, to ensure high priority deliveries, and to assemble high reliability circuits required in military and high reliability applications. After assembly, packaged units are shipped back to the Company's facility or to testing subcontractors for final product testing. Quality control is performed at the Company's headquarters before shipment to customers. Although the Company's off-shore assembly and test subcontractors have not experienced any serious work stoppage, the political situation in these countries could be volatile. Any prolonged work stoppage or other inability of the Company to assemble products would have a material adverse impact on the Company's operating results although the Company has qualified assemblers in different countries to reduce risk. Furthermore, economic risks, such as changes in tariff or freight rates or interruptions in air transportation, could adversely affect the Company's operating results.

The availability of blank silicon wafers has improved considerably in the past year from shortage to glut. Assembly packages and other raw materials used by the Company in the manufacturing of its products are obtainable from several suppliers. Some of such materials were in short supply in prior years, but recently the supply of these materials appears to be plentiful and subject to competitive pricing pressure. However, any future shortage of supply would have a material adverse effect on the operating results of the Company. As is typical in the semiconductor industry, the Company must allow for lead times in ordering certain materials and services and often commits to volume purchases to obtain favorable pricing concessions and resource allocations.

Environmental Laws

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

Sales

Supertex markets its standard and custom products in the United States and abroad through the Company's direct sales and marketing personnel in its headquarters, as well as through independent sales representatives and distributors supported by the Company's field sales managers out of the Company's sales offices in Illinois, New York, and the United Kingdom.

Export sales are made primarily through independent distributors to customers in Western Europe and the Far East, and represented 53%, 51%, and 44% of net sales in fiscal years 1998, 1997, and 1996, respectively. Exports to the Far East are largely to customers in Japan. Export sales are denominated only in U.S. dollars. Although export sales are subject to certain governmental commodity controls and restrictions for national security purposes, the Company has not had any material adverse effects on its business or financial results because of these limitations.

In fiscal 1998, one customer who is the Company's master distributor in Japan, Microtek, Inc., accounted for approximately 19% of net sales. In fiscal 1997, Microtek counted for 18% of net sales. In fiscal 1996, two customers, CP Clare Corporation and Microtek, Inc., accounted for 15% and 12% of net sales respectively. There is no long-term production agreement with these or any customers. Normal terms and conditions of sale apply, which include a 60-day notice of cancellation and charges for work in process for cancellations of less than 60 days from shipment. The Company maintains a good relationship with Microtek, Inc.

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

Direct sales to end-user customers are recognized upon shipment of products. Sales to distributors are made primarily under arrangements allowing limited price protection and the right of stock rotation on merchandise unsold by the distributors. Because of this uncertainty associated with pricing concessions and possible returns, the Company defers recognition of such sales and the related costs of sales until the merchandise is sold by distributors to their end-user customers.

Backlog

The Company's backlog at March 31, 1998, was approximately $15,339,000 compared with $15,168,000 and $17,942,000 at March
31, 1997 and 1996, respectively. Due to general industry slowdown and high inventory, customers are demanding much shorter lead times, resulting in a smaller backlog. In addition, some of the larger customers are now on programs where orders are booked and released weekly even though their blanket commitments are large. The Company only includes firm release of any order into its backlog. The Company expects that all of this backlog will be shipped in fiscal 1999. Customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. For those reasons, the Company believes that backlog is not meaningful in predicting the Company's actual net revenue for any future period.

Competition

Because of the Company's product niche orientation, market statistics are not generally available for many of its products. Competition in general among manufacturers of semiconductor components and discrete transistors is intense. Many of the Company's domestic and foreign competitors have greater facilities, financial, technical, and personnel resources, and more diverse product lines. Such factors as product prices, product performance, diversity of product lines, delivery capabilities, and the ability to adapt to rapid technological change and develop new and improved products are the principal methods of competition in the industry. The Company believes it is a leader in important segments of its product families where it has a technological and/or cost advantage and that it is generally competitive with respect to these factors.

Patents and Licenses

The Company holds numerous United States patents expiring from 1998 to 2009 and has applications for additional patents pending. Although the Company believes that its patents may have value, there can be no assurance that the Company's patents, or any additional patents that may be obtained in the future, will provide meaningful protection from competition. The Company believes that its success depends primarily on the experience, creative skills, technical expertise, and marketing ability of its personnel rather than on the ownership of patents. Patents may, however, be useful for cross-license purposes and have served the Company well in the past.

Supertex is not aware that any of its products infringe on patent or other proprietary rights of third parties but it cannot be certain that they do not do so. If infringement is alleged, there can be no assurance that the necessary licenses could be obtained, or if obtained, would be on terms or conditions that would not have a material adverse effect on the Company.

Employees

At March 31, 1998, the Company had 312 full time employees. Many of the Company's employees are highly skilled, and the Company's continued growth and success will depend in part on its ability to attract and retain such employees, who are generally in great demand. At times, the Company as well as other semiconductor manufacturers experience difficulty in hiring and retaining sufficient numbers of skilled personnel.

The Company believes that the compensation, benefits, and incentives offered to its employees are competitive with those generally offered throughout the semiconductor industry. There are no collective bargaining agreements between the Company and its employees, and there has been no work stoppage due to labor difficulties. The Company considers its employee relations to be good.

Executive Officers of the Company

Name                 Position with the Company           Age    Officer Since
----                 -------------------------           ---    -------------
Henry C. Pao         President, Principal Executive
		     and Financial Officer                60      1976

Richard E. Siegel    Executive Vice President             52      1982

Benedict C. K. Choy  Senior Vice President,
		     Technology Development and           52      1976
		     IC Products, and Secretary

Dennis E. Kramer     Vice   President, Materials          56      1996

William Numann       Vice President, DMOS Products        41      1997

Officers appointed by the Board of Directors serve at the discretion of the Board. There is no family relationship between any directors or executive officers of the Company except as stated below.

Henry C. Pao is a founder of Supertex and has served as President, Principal Financial and Executive Officer, and as a Director since the Company's formation in fiscal 1976. Previously, he worked at Fairchild Semiconductor, Raytheon, Sperry Rand and IBM. He has B.S., M.S., and Ph.D. degrees in Electrical Engineering from University of Illinois at Champaign-Urbana. Dr. Pao is the son of Mr. Yunni Pao and the brother of Frank Pao, also Directors of the Company.

Richard E. Siegel joined the Company in 1981 as National Sales Manager, was appointed Vice President of Sales and Marketing in April 1982, Senior Vice President in February 1988, and has served as Executive Vice President since November 1988. He has been a Director since 1988. Previously, he worked at Signetics Corporation, Fairchild Semiconductor, Ford Instrument and Grumman Aircraft Corporation. He has a B.S. degree in Mechanical Engineering from City College of New York, augmented with Electrical Engineering courses from Brooklyn Polytechnic Institute, New York.

Benedict C. K. Choy, a founder of the Company, joined Supertex in fiscal 1976 as Vice President, Device Technology and Process Development, and has served as Senior Vice President since February 1988. He has been a Director since 1986. Previously, he worked at Fairchild Semiconductor, National Semiconductor, and Raytheon. He has a B.S. degree in Electrical Engineering from University of California, Berkeley.

Dennis E. Kramer joined Supertex in September 1981 as Wafer Fab II Production Manager. Over his tenure, he has managed many facets of wafer fabrication process as well as all the back-end manufacturing operations. He was promoted to Vice President of Materials in 1996. Previously, he worked at Siemens and Signetics Corporation. He has a B.S. degree in Chemistry from University of California, Los Angeles and an MBA from Santa Clara University.

William Numann came on board in June 1997, as Vice-President of DMOS Products. Aside from his product line responsibilities, he is working with the Company's senior management team in developing a new strategic plan for the Company. Previously, he worked at Siliconix and Supertex, Inc. He has a B.S. degree in Electrical Engineering and an MBA, both from Rensseleaer Polytechnic Institute, New York.

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

No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.


			PART II

Item 5.  Market for Registrant's Common Equity and Related
	 Shareholder Matters

On May 15, 1998, the last reported sale price was $12.563 per share. There were approximately 2,320 shareholders of record of common stock on May 15, 1998. The Company has not paid cash dividends on its common stock in fiscal years 1998 and 1997, and its Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

The following table sets forth the range of high and low closing sale prices reported on The Nasdaq Stock Market under the symbol
SUPX for the periods indicated.

				Fiscal Years Ended March 31,
				----------------------------
			       1998                       1997
			       ----                       ----
		       High          Low           High          Low
		      ------       -------        ------       -------
First Quarter       $ 15 1/8      $  9 3/4      $ 20 1/8      $ 12 1/2

Second Quarter        17             11            19 3/4        14

Third Quarter         17 7/8         10 1/2        25 3/8        13 3/4

Fourth Quarter        11 3/4         9 7/8         16 1/4        11

Item 6.  Selected Consolidated Financial Data

The selected financial information and other data presented below should be read in conjunction with the "Consolidated
Financial Statements," "Notes to Consolidated Financial
Statements," and "Management's Discussion and Analysis of
Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

				     Fiscal Years Ended March 31,
				     ----------------------------
			     1998      1997     1996      1995      1994
			    ------    ------   ------    ------    ------
					     (in thousands)
Balance Sheet Data:
  Working capital ......   $ 44,868  $ 36,734 $ 32,197  $ 27,723  $ 23,240
  Total assets .........   $ 66,629  $ 56,408 $ 45,428  $ 37,310  $ 31,202
  Shareholders'equity ..   $ 57,217  $ 48,487 $ 38,663  $ 31,164  $ 25,776


				   Fiscal Years Ended March 31,
				   ----------------------------
			   1998     1997       1996      1995      1994
			  -------  -------    -------   -------   -------
			    (in thousands, except per share amounts)
Statement of Operations Data:

Net sales............... $ 52,706  $ 48,935  $ 42,802  $ 31,806  $ 26,108

Costs and expenses:
   Costs of sales.......   28,709    26,073    22,097    16,133    13,652

   Research and
   development..........    5,582     5,306     5,647     4,427     4,360

   Selling, general
   and administrative...    6,724     6,226     5,700     5,324     4,576
			   ------    ------     -----     -----     -----
Income from operations..   11,691    11,330     9,358     5,922     3,520

Other income:
   Interest income......    1,666     1,430     1,099       867       509

   Other income, net ...        2        63       255       129        83
			   ------     -----     -----      -----    -----
    Income before provision
    for income taxes....   13,359    12,823    10,712     6,918     4,112

Provision for
income taxes............    4,542     4,103     3,321     1,853     1,110
			   ------   -------    ------    ------    ------
    Net income..........  $ 8,817   $ 8,720   $ 7,391   $ 5,065   $ 3,002
			   ======    ======    ======    ======    ======

Net income per share:
   Basic................  $  0.73   $  0.73  $   0.62   $  0.43  $   0.25
			   ======    ======    ======    ======   =======
   Diluted..............  $  0.71   $  0.70  $   0.60   $  0.42  $   0.25
			   ======    ======    ======    ======   =======

Shares used in per share computation:
   Basic................   12,074    12,026    11,902    11,772    11,808
			   ======    ======    ======    ======    ======
   Diluted..............   12,380    12,509    12,296    12,003    11,842
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


The following table sets forth items from the Statements of Income as a percentage of net sales for the periods indicated:


			      Fiscal Years Ended March 31,
			      ----------------------------
				1998      1997      1996
				----      ----      ----
Net sales .................    100.0 %   100.0 %   100.0 %

  Costs of sales ..........     54.5      53.3      51.6

  Research and development..    10.6      10.8      13.2

  Selling, general
  and administrative .......    12.8      12.7      13.3

Income from operations .....    22.1      23.2      21.9

Other income
  Interest income ...........    3.2       2.9       2.6

  Other income,net ..........    0.0       0.1       0.6

    Income before provision
    for income taxes...........  25.3     26.2      25.1

Provision for income taxes......  8.6      8.4       7.8

     Net income  ..............  16.7 %   17.8 %   17.3 %


Results of Operations

NET SALES.  The Company had net sales of $52,706,000 in fiscal
1998, an increase of $3,771,000 or 7.7% from the previous fiscal year. Fiscal 1997 net sales improved from fiscal 1996 by $6,133,000 or 14.3%. The Company's sales growth has been generated principally by new product introductions in the Company's targeted markets of medical ultrasound imaging, telecommunications, and flat panel displays.

In fiscal 1998, approximately 53% of the Company's net sales were derived from customers outside the United States, primarily in Western Europe and the Far East (51% in fiscal 1997 and 44% in fiscal 1996). All of the Company's sales to international customers were denominated in U.S. currencies. There was no currency exchange exposure; however toward the end of the fiscal 1998 when the US dollar strengthened beyond expectation, many international customers requested and received some modest price concessions.

GROSS MARGIN. The Company's gross margin as a percentage of net sales was 45.5%, 46.7%, and 48.4% in fiscal 1998, 1997, and
1996, respectively. In fiscal 1998, production ramp up of many newer products, which have yet to benefit from production learning curve efficiencies, contributed to the lower gross margins. As the Company gains production experience in these newer products, gross margins are expected to improve.

RESEARCH AND DEVELOPMENT. Research and development expenses were 10.6%, 10.8%, and 13.2% of net sales in fiscal 1998, 1997, and
1996, respectively. The percentage decreases from year to year were due to sales volume increases and tighter cost controls, offset by increases in the number of projects in the last three years. The Company expects that the number of research and development projects is expected to increase during fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 12.8%, 12.7%, and 13.3% of net sales in fiscal 1998, 1997, and 1996, respectively. The percentage decrease for each year was due to sales volume increases, offset by actual dollar expense increases due to increases in payroll and its related benefits, sales commissions, and incentive compensation for certain sales personnel.

INTEREST INCOME. Interest income, which consists primarily of interest income from the Company's cash, cash equivalents and short-term investments, was $1,666,000 as compared with $1,430,000 in fiscal 1997 and $1,099,000 in fiscal 1996 due to the higher amount of funds available for investment.

PROVISION FOR INCOME TAXES. Income taxes for fiscal 1998, 1997, and 1996 were at 34.0%, 32.0%, and 31.0%, respectively, of income before provision for income taxes. The effective income tax rate is expected to remain at 34.0% in fiscal 1999.

Financial Condition

OVERVIEW.  Total assets grew to $66,629,000 at the end of fiscal
1998, up from $56,408,000 at the end of fiscal 1997. The increase is due to favorable operating results for the year.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary source of funds for fiscal 1998, 1997, and 1996 has been the net cash generated from operating activities of $11,264,000, $8,524,000, and $7,737,000, respectively. Net cash provided by operating activities in fiscal 1998 of $11,264,000 consisted principally of net income of $8,817,000 plus depreciation and amortization of $2,669,000, provision for doubtful accounts and sales returns $1,566,000 and an increase in accounts payable and accrued expenses and deferred revenue of $203,000 and $373,000, respectively, partially offset by increases in accounts receivable and inventories of $2,180,000 and $1,065,000, respectively.

Net cash used in investing activities in fiscal 1998 was $5,737,000 which consisted of an increase in short term investments of $2,460,000 and purchases of property and equipment of $3,277,000, which included the costs of upgrading the Company's fabrication facility during the fiscal year.

Net cash used in financing activities in fiscal 1998 was $137,000, which consisted of repurchases of the Company's common stock partially offset by proceeds from exercises of stock options.

As of March 31, 1998, the Company's working capital was $44,868,000, which included approximately $31,512,000 in cash, cash equivalents and short-term investments.

The Company anticipates that the available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements through the end of fiscal 1999. The Company expects to spend approximately $4,700,000 for capital acquisitions during fiscal year 1999.

YEAR 2000 COMPLIANCE RISKS. The Company is aware of the issues associated with the programming code in existing computer systems and software products as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, many companies' software, computer systems and other equipment may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for Year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1999, including and allowing adequate time for testing. This process includes getting confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the Year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be converted in a timely manner or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Additionally, the Company's net sales could be adversely affected if the Company's customers or potential customers reallocate spending from the Company's products to their efforts to resolve the Year 2000 issue. Finally, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Although preliminary estimates indicate that the Year 2000 issue will not have a material impact on the Company, there can be no assurance that the Year 2000 issue, due to the above factors or other unforeseen consequences, will not have a material adverse effect on the Company's business, financial condition and operating results.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and Financial Statement Schedule are listed in Item 14 of this report.


Supplementary Quarterly Financial Data:

					  Quarters Ended
					  --------------

	      Mar 31,  Dec 31,  Sep 30,  Jun 30,  Mar 31,  Dec 31,  Sep 30,  Jun 30,
	       1998     1997     1997     1997     1997     1996     1996     1996
	      -------  -------  -------  -------  -------  -------  -------  -------
(Unaudited)                     (in thousands, except per share amounts)
Statement of
Operations Data:

Net sales..... $12,923  $13,857  $13,613  $12,313  $12,705  $10,849  $12,920  $12,461

Costs of sales.. 7,065    7,496    7,468    6,680    6,983    6,196    6,584    6,310

Income from
operations...... 2,795    3,156    3,117    2,623    2,648    1,826    3,610    3,246

Income before
provision for
income taxes...  3,289    3,588    3,488    2,994    3,039    2,195    3,975    3,614

Net income ....$ 2,171  $ 2,368  $ 2,302   $1,976  $ 2,067  $ 1,492  $ 2,703  $ 2,458

Net income per share:

  Basic .......$  0.18  $  0.20  $  0.19   $ 0.16  $  0.17  $  0.12  $  0.23  $  0.23

  Diluted .....$  0.17  $  0.19  $  0.19   $ 0.16  $  0.17  $  0.12  $  0.22  $  0.22


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

Item 12.  Security Ownership of Certain Beneficial Owners and
	  Management

Information regarding the security ownership of certain beneficial owners and management is set forth under "Security
Ownership of Certain Beneficial Owners and Management" on Pages
5 through 7 of the Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is set forth under "Certain Transactions: Lease with Company Director" on Page 5 of the Proxy Statement, which information is incorporated herein by reference.

				PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:     Page No.
								   -------
1.   Report of Coopers & Lybrand L.L.P., Independent
     Accountants..............................................       16

2.   Consolidated Financial Statements:

	   Consolidated Balance Sheets at March 31, 1998 and 1997... 17 For the three years ended March 31, 1998, 1997, and 1996:
	       Consolidated Statements of Income..................   18
	       Consolidated Statements of Shareholders'Equity......  18
	       Consolidated Statements of Cash Flows...............  19
	   Notes to Consolidated Financial Statements..............  20

3.   Financial Statement Schedule.  The following Financial
     Statement Schedule of Supertex, Inc., is filed as part of this report should be read in conjunction with the Consolidated Financial Statements of Supertex.

	   Schedule for fiscal years ended March 31, 1998, 1997, and 1996:
	   II Valuation and Qualifying Accounts....................  26

All other schedules have been omitted since the required information is not present or it is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including notes thereto.

4.   Exhibits.  The exhibits listed in the accompanying
EXHIBIT INDEX are filed as part of this annual report.

     (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

			SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					SUPERTEX, INC.


Dated:  June 1, 1998                    /s/ Henry C. Pao
					------------------------
					Henry C. Pao, President,
					Principal Financial
					and Accounting Officer

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

Signature                Title                         Date

/s/ Henry C. Pao         President, Principal          June 1, 1998
----------------          Executive and Financial
(Henry C. Pao)            Officer and Director

/s/ Richard E. Siegel    Executive Vice President      June 1, 1998
---------------------     and Director
(Richard E. Siegel)

/s/ Benedict C. K. Choy  Senior Vice President         June 1, 1998
-----------------------   and Director
(Benedict C. K. Choy)

/s/ Yunni Pao           Director                       June 1, 1998
-------------
(Yunni Pao)

/s/ Frank C. Pao         Director                      June 1, 1998
----------------
(Frank C. Pao)

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Supertex, Inc. and subsidiary as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

			    /S/COOPERS & LYBRAND L.L.P.

San Jose, California
April 24, 1998


			    SUPERTEX, INC.
		     CONSOLIDATED BALANCE SHEETS
			    (in thousands)

								March 31,
							      --------------
							      1998      1997
							      ----      ----
ASSETS
Current Assets:
   Cash and cash equivalents............................   $ 24,556  $ 19,166
   Short term investments...............................      6,956     4,497
   Trade accounts receivable,
    net of allowances of $700 in 1998 and $525 in 1997...     9,784     9,337
   Other accounts receivable............................        322       154
   Inventories..........................................     10,263     9,249
   Deferred income taxes................................      2,181     1,834
   Prepaid expenses.....................................        218       418
							    -------   -------
      Total current assets..............................     54,280    44,655

Property, plant and equipment, net.....................      12,349    11,753
							    -------   -------
TOTAL ASSETS............................................   $ 66,629  $ 56,408
							   ========  ========

LIABILITIES
Current liabilities:
   Trade accounts payable...............................   $  3,436   $ 3,813
   Accrued salaries, wages and employee benefits........      3,086     2,499
   Income taxes payable.................................      1,080       166
   Other accrued liabilities............................        359       366
   Deferred revenue on shipments to distributors........      1,451     1,077
							     -------   -------
      Total current liabilities.........................      9,412     7,921
							     -------   -------
Commitments (Note 6)

SHAREHOLDERS' EQUITY

   Preferred stock, no par value -- 10,000 shares authorized,
    none outstanding.                                            --         --
   Common stock, no par value -- 30,000 shares authorized;
    issued and outstanding 12,097 shares  in 1998 and 12,047
    shares in 1997......................................     20,713    20,302
   Retained earnings....................................     36,504    28,185
							    -------   -------
      Total shareholders' equity........................     57,217    48,487
							    -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............   $ 66,629  $ 56,408
							   ========  ========

See accompanying Notes to Consolidated Financial Statements.


		      SUPERTEX, INC.
	      CONSOLIDATED STATEMENTS OF INCOME
	   (in thousands, except per share amounts)
						Year Ended March 31,
						--------------------
					   1998        1997        1996
					   ----        ----        ----
Net Sales ........................       $ 52,706    $ 48,935    $ 42,802
					  -------    --------     -------
Costs and expenses:
   Costs of sales......................    28,709      26,073      22,097
   Research and development............     5,582       5,306       5,647
   Selling, general and administrative.     6,724       6,226       5,700
					  -------    --------     -------
     Total costs and expenses.........     41,015      37,605      33,444
					  -------    --------     -------
Income from operations.................    11,691      11,330       9,358

Other income:
   Interest Income ....................     1,666       1,430       1,099
   Other income,net....................         2          63         255
					  -------    --------     -------
     Income before provision
     for income taxes..................    13,359      12,823      10,712

Provision for income taxes.............     4,542       4,103       3,321
					  -------    --------     -------
   Net income..........................  $  8,817    $  8,720    $  7,391
					 ========    ========    ========
Net income per share:
   Basic...............................  $   0.73    $   0.73    $   0.62
					 ========    ========    ========
   Diluted.............................  $   0.71    $   0.70    $   0.60
					 ========    ========    ========
Shares used in per share computation:
   Basic...............................    12,074      12,026      11,902
					 ========    ========    ========
   Diluted.............................    12,380      12,509      12,296
					 ========    ========    ========

See accompanying Notes to Consolidated Financial Statements.

			    SUPERTEX, INC.
	      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
			   (in thousands)

					       Common Stock
					       ------------      Retained   Shareholders'
					     Shares    Amount    Earnings   Equity
					     ------    ------    --------   -------------
Balance, March 31, 1995  ................... 11,893   $ 18,173  $ 12,991  $ 31,164
   Stock options exercised  ................     99        329       --        329
   Stock repurchased        ...............     (56)       (85)     (428)     (513)
   Tax benefit from exercise of stock options..  --        292       --        292
   Net income       ..........................   --         --     7,391     7,391
					      -------   -------   -------   -------
Balance, March 31,1996    ................... 11,936    18,709    19,954    38,663
   Stock options exercised ..................    156       760        --       760
   Stock repurchased     ....................    (45)      (72)     (489)     (561)
   Tax benefit from exercise of stock options..   --       902        --       902
   Unrealized holding gains and losses ......     --         3        --         3
   Net income    ............................     --        --     8,720     8,720
					      -------   -------   -------   -------
Balance, March 31,1997  ..................... 12,047    20,302    28,185    48,487
   Stock options exercised  ................      97       439        --       439
   Stock repurchased     ...................     (47)      (80)     (498)     (578)
   Tax benefit from exercise of stock options..   --        52        --        52
   Net income       ........................      --        --     8,817     8,817
					      ------    ------    ------   ------
Balance, March 31, 1998  ...................  12,097  $ 20,713  $ 36,504  $ 57,217
					      ======    ======    ======    ======

See accompanying Notes to Consolidated Financial Statements.

			 SUPERTEX, INC.
	    CONSOLIDATED STATEMENTS OF CASH FLOWS
			 (in thousands)
						   Year Ended March 31,
						   --------------------
						 1998      1997      1996
						------    ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income...............................     $  8,817   $  8,720  $  7,391
						-------   -------   -------
Non-cash adjustments to net income:

   Depreciation and amortization.........        2,669      2,163     1,571
   Provision for doubtful accounts
   and sales returns......................       1,573      2,054       857
   Provision for excess and obsolete
   inventories............................         277        256        99
   Loss on disposal of assets.............          11          2        24
   Deferred income taxes..................        (347)      (593)      214

Changes in operating assets and liabilities:

   Accounts receivable......................    (2,188)    (3,641)   (2,609)
   Inventories..............................    (1,291)    (2,251)     (716)
   Prepaid expenses..........................      200       (244)       (5)
   Trade accounts payable and accrued expenses.    203      1,284       756
   Income taxes payable........................    966        430       (84)
   Deferred revenue on shipments to distributors.  374        344       239
						-------   -------   -------
Total adjustments............................    2,447       (196)      346
						-------   -------   -------
Net cash provided by operating activities....   11,264      8,524     7,737
						-------   -------   -------


CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment............ (3,276)    (7,452)   (4,620)
Purchases of short term investments............(27,613)   (33,275)  (39,350)
Proceeds from maturities  of
short term investments........................  25,152     35,059    48,088
						-------   -------   -------
Net cash provided by (used in) investing
activities...........................           (5,737)    (5,668)    4,118
						-------   -------   -------


CASH FLOWS FROM FINANCING ACTIVITIES

Stock options exercised..............              375        763       329
Stock repurchased.....................            (512)      (561)     (513)
						-------   -------   -------
Net cash provided by (used in) financing
activities..........................              (137)       202      (184)
						-------   -------   -------


NET INCREASE IN CASH AND CASH EQUIVALENTS....    5,390      3,058    11,671

CASH AND CASH EQUIVALENTS:

   Beginning of year.........................   19,166     16,108     4,437
						-------   -------   -------
   End of year............................... $ 24,556   $ 19,166  $ 16,108
						-------   -------   -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Tax benefit from exercise of stock options        52        902       292

  Stock tendered for exercise of stock options      64         --        --

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

Certain Risks and Uncertainties. The Company's business is concentrated in the high voltage semiconductor components industry, which is rapidly changing, highly competitive and subject to competitive pricing pressures. The Company's operating results may experience substantial period-to-period fluctuations due to these factors, including the cyclical nature of the semiconductor industry, the changes in customer requirements, the timely introduction of new products, the Company's ability to implement new capabilities or technologies, its ability to manufacture efficiently, its reliance on subcontractors and vendors, and the general economic conditions.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Net Sales. The Company has no revenue-producing operations outside the United States. In fiscal 1998, one customer who is a master distributor accounted for approximately 19% of net sales. In fiscal 1997, the same distributor accounted for approximately 18% of net sales. In fiscal 1996, two customers accounted for 15% (the same distributor discussed in the preceding sentence) and 12% of net sales. Export sales, which are made primarily to Western Europe and the Far East, accounted for approximately 53%, 51%, and 44% of net sales in fiscal 1998, 1997 and 1996, respectively.

Fiscal Period. The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31. The Company's fiscal years in the accompanying financial statements have been shown ending on March 31. Fiscal years 1998, 1997, and 1996 all comprise 52 weeks.

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheets of cash, cash equivalents and short term investments approximate estimated fair value because of the short maturity of the financial instruments.

Short Term Investments.   Short term investments, which are
classified as held to maturity, consist principally of commercial papers that mature within one year and are stated at cost, which approximates fair market value. Unrealized holding gains and losses are reflected at a net amount in a separate component of the Statement of Shareholders' Equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

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

		     SUPERTEX, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Property, Plant, and Equipment. Property and equipment are stated at cost and generally depreciated using accelerated methods over estimated useful lives of five years. Building and building improvements are recorded at cost and are depreciated on a straight-line basis over the useful life of the building. Leasehold improvements are recorded at cost and are amortized on a straight-line basis over the lesser of the related lease term or the estimated useful life of the assets. The Company reviews for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized.

Revenue Recognition. Net sales are stated net of allowance. Revenue from direct sales to end-user customers are recognized upon shipment of product. Sales to distributors are made primarily under arrangements allowing limited price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, the Company defers recognition of such sales and the related costs of sales until the merchandise is sold by distributors to their end-user customers.

Net Income per Share. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share (EPS)," which specifies the computation, presentation, and disclosure requirements for earnings per share. The Company restated all prior-period earnings per share data presented after the effective date. Accordingly, the adoption of SFAS 128 did not have material impact to the Company's condition or results of operation.
Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the basic and diluted EPS calculations.

					    Fiscal Year Ended March 31,
					    --------------------------
					    1998      1997       1996
					    ----      ----       ----
BASIC:

Weighted average shares outstanding
for the period                             12,074     12,026     11,902
Net income                               $  8,817   $  8,720   $  7,391
					   -------   -------    -------
Net income per share                     $   0.73   $   0.73   $   0.62
					   -------   -------    -------

DILUTED:

  Weighted average shares outstanding
  for the period                           12,074     12,026     11,902
  Common stock equivalents                    306        483        394
					   -------   -------    -------
Total common and common equivalent shares  12,380     12,509     12,296
					   -------   -------    -------
Net income                                $ 8,817    $ 8,720   $  7,391
					   -------   -------    -------
Net income per share                      $  0.71    $  0.70   $   0.60
					   -------   -------    -------

Options to purchase the Company's common stock of 200,600 shares at $13.875 - $19.875, 32,700 shares at $17.50 - $19.875, and
97,500 shares at $10.00 - $12.375 in fiscal 1998, 1997, and 1996 respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common stock.

		   SUPERTEX, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Concentration of Credit Risk. The Company sells its semiconductor products in North America, Europe and the Pacific Rim to numerous customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances for potential credit losses are maintained and such losses historically have not been material. Substantially all of the Company's cash, cash equivalents and short term investments are held at four major financial institutions domiciled in the United States.

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

2.  INVENTORIES (in thousands):

					      March 31,
					  ----------------
					  1998        1997
					  ----        ----
Finished goods.....................    $ 2,919     $ 1,656

Work-in-process....................      6,200       5,993

Raw materials......................      1,144       1,600
				       -------     -------
				      $ 10,263     $ 9,249
					======       =====

3.  PROPERTY AND EQUIPMENT (in thousands):

					     March 31,
					 -----------------
					 1998         1997
					 ----         ----
Machinery and equipment..........     $ 21,597     $ 20,985

Leasehold improvements   ..............  2,175        1,626

Building  .............................  1,968        1,959

Furniture and fixtures ................     70           78
				       -------      -------
					25,810       24,648
Less accumulated depreciation &
amortization  ......................   (14,286)     (13,720)
				       -------      -------
					11,524       10,928

Land ...........................           825          825
				       -------      -------
				     $  12,349    $  11,753
					======       ======

4.  INCOME TAXES

The components of the provision for income taxes for fiscal
years ended March 31, 1998, 1997 and 1996 are as follows (in thousands):
						March 31,
					------------------------
					1998      1997      1996
					----      ----      ----
Federal - current  .............      $ 4,223   $ 4,128   $ 2,693

Federal - deferred .............         (333)     (540)      202
				      -------   -------   -------
					3,890     3,588     2,895


State - current .......................   666       568       414

State- deferred ......................    (14)      (53)       12
				      -------   -------   -------
					  652       515       426
				      -------   -------   -------
				      $ 4,542   $ 4,103   $ 3,321
					=====     =====     =====

		   SUPERTEX, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Substantially all of the Company's revenue is taxable in the United States. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

					     1998    1997    1996
					     ----    ----    ----
Statutory provision.......................... 35%    35%     34%

State tax, net of federal
benefits..................................     4%     4%      5%

Tax Credits .............................     (3%)   (3%)    (2%)

Benefit of foreign sales
corporation.............................      (3%)   (3%)    (2%)

Other.......................................   1%    (1%)    (4%)
					     -----  -----   -----
					      34%     32%     31%
					     =====  =====   =====

Income taxes of $4,226,000, $4,265,000, and $3,155,000 were paid during fiscal 1998, 1997, and 1996, respectively.

The components of the deferred tax assets are as follows (in thousands):
						 March 31,
						 ---------
					      1998       1997
					      ====       ====
Deferred tax assets:

   Accrued benefits........................  $ 362       $ 363
   Inventory allowances....................    342         225
   Accrued liabilities.....................    312         156
   State deferred taxes
   (net of federal benefits)..............     182         220
   Deferred revenue on shipments to
   distributors.......................         568         377
   Allowances for doubtful accounts
   and sales returns..............             (80)        184
   Other............................           495         309
					     -----       -----
     Total deferred tax assets............ $ 2,181     $ 1,834
					    ======      ======

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

5.  EMPLOYEE BENEFIT PLANS

Profit Sharing Plan -- The Company has a discretionary profit sharing plan for the benefit of eligible employees. Related expenses were $1,299,000, $1,259,000, and $1,040,000 in fiscal
1998, 1997, and 1996, respectively.

Savings and Retirement Plan -- The Supertex Savings and Retirement Plan allows for employee savings intended to qualify under the provisions of Section 401 of the Internal Revenue Code. Employees having at least three months of permanent service may make pretax contributions of 1% to 20% of qualified compensation, with the Company matching certain percentages of employee contributions, all of which are 100% vested. In fiscal years 1998, 1997, and 1996, the Company's matching contributions were $180,000, $160,000, and $221,000, respectively.

		   SUPERTEX, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

A total of 1,925,715 shares of the Company's common stock were reserved for issuance under the 1991 Plan. As of March 31, 1998, 269,280 options were exercisable at a weighted average exercise price of $6.16. As of March 31, 1997, 183,790 options were exercisable at a weighted average exercise price of $ 5.00.
 As of March 31, 1996, 123,530 options were exercisable at a weighted average exercise price of $3.97. Options granted under the Plan are granted at the fair market value of the Company's common stock on the date of grant and generally expire 7 years from the date of grant or at termination of service, whichever occurs first. The options generally are exercisable beginning one year from date of grant and generally vest over a five year period.

Activity under the Option Plan is as follows (in thousands,
except share and per share data):
                                                                                     Weighted
			   Available              Options Outstanding                Average
			     For         ----------------------------------------    Exercise
			    Grant        Shares     Price Per Share        Amount    Price
			   ---------     ------     ---------------        ------    --------
Balance, March 31, 1995      74,875     667,260   $ 1 15/16 -  $ 7 3/8     $ 2,601     $3.90

Granted                    (376,600)    376,600     7 1/4   -   12 5/8       3,495     $9.28

Exercised                               (98,510)    1 15/16 -    7 3/8        (329)    $3.34

Canceled                     83,000     (83,400)    2 3/8   -   11 3/8        (493)    $5.91

Authorized                1,000,000
			  ---------     -------                              -----
Balance, March 31, 1996     781,275     861,950     2 3/4  -    12 5/8       5,274     $6.12

Granted                    (364,300)    364,300    12      -     9 7/8       4,859    $13.34

Exercised                              (156,360)    2 3/4  -    11 3/4        (763)    $4.88

Canceled                     63,000     (63,000)    2 3/4  -    17 1/2        (684)   $10.86
			    -------   ---------                              -----
Balance, March 31, 1997     479,975   1,006,890     2 3/4  -    19 7/8       8,686     $8.63

Granted                    (378,300)    378,300    10 5/8  -    15 1/4       4,526    $11.96

Exercised                               (96,770)    2 3/4  -    16 1/2        (439)    $4.54

Canceled                    276,860    (276,860)    3      -    19 7/8      (3,604)   $13.02
			    -------    ---------                            -------
Balance, March 31, 1998     378,535   1,011,560   $ 2 3/4  -  $ 16 3/4      $ 9,169    $9.06
			    =======   =========                             =======

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
						 1998     1997
						 ----     ----
Net Income               As reported             $8,817  $8,720

			 Pro forma               $7,894  $8,002

Earnings per share       As reported             $ 0.73  $ 0.70

			 Pro forma               $ 0.65  $ 0.65


The weighted average fair value of options granted during fiscal 1998, 1997 and 1996 was $4.94 per share, $6.87 per share, and $4.46 per share, respectively. All options were granted at market price of the Company's common stock on the date of grant. The Company made option grants prior to fiscal 1996, the effective disclosure date of SFAS 123. Therefore, the proforma disclosures may not be representative of the effects on reported net income or earnings-per-share for future years.

The fair value of each option grant for the Option Plan is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions by year:



					 1998     1997
					-----    ------
Risk-free interest rate                 5.38%     5.53%

Expected term of option from vest date  0.53      0.54

Expected volatility                    50.30%    61.50%

Expected dividend yield                   --      --

The options outstanding and currently exercisable by exercise price under the Option Plan at March 31, 1998 are as follows:
			     Options Outstanding                           Options Exercisable
		    ------------------------------------------------   ---------------------------------
				 Weighted-Average
 Range of Exercise  Number       Remaining          Weighted-Average   Number           Weighted-Average
      Prices        Outstanding  Contractual Life   Exercise Price     Outstanding      Exercise Price
 -----------------  -----------  ----------------   ----------------   -----------      -----------------
$ 2.750 - $ 6.750     253,760        2.70           $ 3.95             164,560            $ 3.83

$ 7.250 - $10.625     480,400        5.26           $ 9.70              78,900            $ 9.10

$11.000 - $15.250     263,400        5.95           $12.44              24,220            $11.75

$15.500 - $16.750      14,000        5.82           $16.50               1,600            $16.31
		    ---------        ----           ------             -------            ------
$ 2.750 - $16.750   1,011,560        4.81           $ 9.06             269,280            $ 6.16

6.  COMMITMENTS

The Company leases its manufacturing facility under an operating lease that expires in 2001, from a corporation owned by one of the Company's directors. Under the lease, the Company is responsible for maintenance costs, including real property taxes, utilities and other costs. Future minimum lease payments at March 31, 1998 are as follows (in thousands):

			 Fiscal Year
		 -----------------------------
		 1999    2000    2001    Total
		 ----    ----    ----    -----
		$ 374   $ 374   $ 343   $ 1,091

Rental expenses, net of sublease, were approximately $315,000, $321,000, and $473,000 (net of sublease income of $49,000,
$105,000, and $86,000) in fiscal years 1998, 1997, and 1996, respectively.

SCHEDULE II

					  SUPERTEX, INC.
				  VALUATION AND QUALIFYING ACCOUNTS
					  (in thousands)
				   Balance at  Charged to               Balance at
				   Beginning   Costs and   Write-Off    End
				   of Period   Expenses    of Accounts  of Period
				   ---------   ----------  -----------  ----------
Year ended March 31, 1996

   Allowance for sales returns...... $ 352     $ 867       $ 785        $ 434
   Allowance for doubtful accounts..   135      (10)         --           125
   Inventory allowances.............   614       99          154          559

Year ended March 31, 1997

   Allowance for sales returns....... $ 434    $ 2,020     $ 2,077       $ 377
   Allowance for doubtful accounts...   125         34          11         148
   Inventory allowances..............   559        256         171         644

Year ended March 31, 1998

   Allowance for sales returns...... $  377    $ 1,333     $ 1,167       $ 543
   Allowance for doubtful accounts..    148        240         231         157
   Inventory allowances............     644        277          47         874


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

10.22***   Agreement with Texas Instruments Inc. dated May 31,1991.1

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