Form 10-Q
period 1998-06-30
SUPERTEX INC
filed 1998-07-28
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C.  20549

FORM 10-Q

(MARK ONE)
(x)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

	  For the quarterly period ended June 30, 1998

			    or

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

		     Yes (X)         No ( )

As of July 14, 1998, 12,101,688 shares of the Registrant's common stock were issued and outstanding.

		   Total number of pages:  10

                       			      SUPERTEX, INC.
			                      QUARTERLY REPORT - FORM 10Q

                   Table of Contents                     Page No.
                   -----------------                    --------
		      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
	 Consolidated Statements of Income.....................    3
	 Consolidated Balance Sheets...........................    4
	 Consolidated Statements of Cash Flows.................    5
	 Notes to Consolidated Financial Statements............    6
Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations...................    7

		      PART II- OTHER INFORMATION

Item 6.  Exhibits, Financial Statement Schedule
	 and Reports on Form 8-K ..............................    8

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

			    SUPERTEX, INC.
		  CONSOLIDATED STATEMENTS OF INCOME
			     (unaudited)
	       (in thousands, except per share amounts)
                                         												Three-months Ended,
												                                        	------------------
													                                              June 30,
													                                             --------
													                                            1998        1997
													                                            ----        ----
Net sales                                              $ 13,001   $ 12,313
                                           													-------    -------
Cost and expenses:

  Cost of sales                                           6,907      6,680

  Research and development                                1,501      1,376

  Selling, general and administrative                     1,692      1,634
                                           													-------    -------
      Total costs and expenses                           10,100      9,690
													                                           -------    -------
Income from operations                                    2,901      2,623

  Interest income                                           470        343

  Other income(expense), net                               (29)         28
                                           													-------    -------
   Income before provision for income taxes               3,342      2,994

Provision for income taxes                                1,135      1,018
                                           													-------    -------
   Net income                                          $  2,207   $  1,976
												                                           	-------    -------
Net income per share:

  Basic                                                 $  0.18    $  0.16
                                           													=======    =======
  Diluted                                               $  0.18    $  0.16
												                                           	=======    =======
Shares used in per share computation:

  Basic                                                  12,098     12,050
		                                            										=======    =======
  Diluted                                                12,322     12,379
												                                           	=======    =======

See accompanying Notes to Consolidated Financial Statements.

			       SUPERTEX, INC.
			 CONSOLIDATED BALANCE SHEETS
				(unaudited)
                                 							      Jun. 30, 1998   Mar. 31, 1998
 									                                    -------------   -------------
											                                         (in thousands)
ASSETS

Current assets:
  Cash and cash equivalents                        $ 22,498        $ 24,556

  Short term investments                             12,356           6,956

  Trade accounts receivable,
   net of allowances of $706 and $700                 8,798           9,784

  Other receivables                                     199             322

  Inventories                                        10,591          10,263

  Deferred income taxes                               2,181           2,181

  Prepaid expenses                                      205             218
                                     											    -------         -------
   Total current assets                              56,828          54,280

Property, plant and equipment, net                   12,309          12,349
                                      										    -------         -------
TOTAL ASSETS                                       $ 69,137        $ 66,629
											                                        ========        ========

LIABILITIES
Current liabilities:
 Trade accounts payable                            $  2,922        $  3,436

 Accrued salaries, wages and employee benefits        2,974           3,086

 Income taxes payable                                 2,134           1,080

 Other accrued liabilities                              314             359

 Deferred revenue on shipments to distributors        1,286           1,451
                                      										    -------         -------
Total current liabilities                             9,630           9,412
											                                         -------         -------
SHAREHOLDERS' EQUITY

 Preferred stock, no par value --
   10,000 shares authorized, none outstanding            --              --

 Common stock, no par value -- 30,000
   shares authorized; issued and outstanding
   12,102 and 12,097 shares                          20,800          20,713

 Retained earnings                                   38,707          36,504
                                     											     ------          ------
Total shareholders' equity                           59,507          57,217
											                                          ------          ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 69,137        $ 66,629
											                                         =======         =======

See accompanying Notes to Consolidated Financial Statements.

					    SUPERTEX, INC.
			      CONSOLIDATED STATEMENTS OF CASH FLOWS
				   (unaudited, in thousands)
				                                      							    Three Months Ended,
											                                          ------------------
									                                      Jun. 30, 1998    Jun. 30, 1997
                               									       -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $  2,207         $  1,976
                                     											 --------         --------
Non-cash adjustments to net income:

  Depreciation and amortization                       772              527

  Provision for doubtful accounts
    and sales returns                                 254              459

  Provision for excess and obsolete inventories     (161)             (71)

  Changes in operating assets and liabilities:

    Accounts and other receivables                    855          (1,068)

    Inventories                                     (167)            (139)

    Prepaid expenses                                   13             (40)

    Trade accounts payable and accrued expenses     (671)            (210)

    Income taxes payable                            1,054              928

    Deferred revenue on shipments to distributors   (165)              172
                                     											    -----            -----
Total adjustments                                   1,784              558
											                                         -----            -----
Net cash provided by operating activities           3,991            2,534
											                                         -----            -----
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property, plant and equipment        (732)          (1,026)

  Purchases of short term investments            (11,400)          (4,147)

  Proceeds from maturities of
    short term investments                          6,000            4,000
  Other                                                58                0
                                     											  -------          -------
Net cash used in investing activities             (6,074)          (1,173)
                                   											    -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES

  Stock options exercised                              25               19
                                       									  -------          -------
Net cash provided by financing activities              25               19
											                                       -------          -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               (2,058)            1,380

CASH AND CASH EQUIVALENTS:
   Beginning of period                             24,556           19,166
                                     											 --------         --------
   End of period                                 $ 22,498         $ 20,546
											                                      ========         ========

See accompanying Notes to Consolidated Financial Statements.

					   SUPERTEX, INC.
		      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
------
In the opinion of management, the unaudited financial statements for the three months ended June 30, 1998 and 1997 include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of financial condition and results of operations for those periods in accordance with generally accepted accounting principles.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements of Supertex, Inc. for the fiscal year ended March 31, 1998, which were included in the Annual Report on Form 10-K (File Number 0-12718).

Interim results are not necessarily indicative of results for the full fiscal year.


Note 2
------

Inventories consisted of (in thousands):
                               									June 30, 1998   March 31, 1998
								                               	-------------   --------------
											                                      (unaudited)

Finished goods.........................       $ 3,836          $ 2,919
Work-in-process........................         5,797            6,200
Raw materials..........................           958            1,144
                               									      -------          -------
						                                   				$ 10,591         $ 10,263
										                                    =======          =======
Note 3
------
Net Income per Share.  Basic EPS is computed as net income
divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock
options, warrants, and other convertible securities.  The
following is a reconciliation of the numerator (net income)
and the denominator (number of shares) used in the basic and diluted EPS calculations.

                          							  For Three-months Ended,
									                                 June 30,
							                           1998              1997
							                           ----              ----
BASIC:
Weighted average shares
  outstanding for the period    12,098            12,050
Net income                     $ 2,207           $ 1,976
					                         --------          --------
Net income per share           $  0.18           $  0.16
                     						   ========          ========

DILUTED:
Weighted average shares
  outstanding for the period    12,098            12,050
Common stock equivalents           224               329
                         							------            ------
Total common and common
  equivalent shares             12,322            12,379
						                         	------            ------
Net income                     $ 2,207           $ 1,976
						                         -------           -------
Net income per share           $  0.18           $  0.16
					                          =======           =======

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Certain Factors. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Actual future results could differ materially from those discussed here and elsewhere in this report. Factors that could affect future results include general economic conditions, both in the United States and foreign markets, economic conditions specific to the semiconductor industry, the Company's ability to introduce new products, its ability to enhance existing products, its ability to meet the continually changing requirements of its customers, its ability to manufacture efficiently, its ability to control costs, and its ability to maintain and enhance relationships with its assembly and test subcontractors and independent distributors and sales representatives.

Results of Operations

Net Sales. Net sales for the quarter ended June 30, 1998 were $13,001,000, a 6% increase from $12,313,000 of the same quarter last year. The Company's sales growth has been generated principally by new product introductions in the Company's targeted markets of medical ultrasound imaging, telecommunications, and flat panel displays.

In this quarter, approximately 56% of the Company's net sales were derived from customers outside the United States. All of the company's sales to international customers were denominated in U.S. currencies. There was no currency exchange exposure, however as the US dollar continues to be strong against other currencies, many international customers requested and received modest price concessions.

Gross Profit. The Company's gross profit for the quarter was $6,094,000, compared with $5,633,000 in the same quarter of last year. As a percent of net sales, gross margin for the quarter was 47%, a 1% increase from 46% when compared with the same quarter last fiscal year, primarily due to cost control measures taken.

Research and Development. Research and development expenses increased 9% to $1,501,000 for the quarter ended June 30, 1998 as compared with $1,376,000 for the same quarter of last year. As a percent of sales, research and development expenditures increased slightly to 12% compared to 11% for the same quarter last year. The increase was related to new product development and the Company expects that new product development expenses will increase during this fiscal year.

Selling, General and Administrative. Expenses for selling, general and administrative were flat at $1,692,000, or 13% of net sales, compared with $1,634,000, also 13%, in the same quarter of last fiscal year. The dollar increase in this category was due to a slight increase in payroll expenses as a result of headcount increase in the sales department.

Interest and Other Income. Interest and other income for this period were $441,000 compared with $371,000 last year. Higher amount of funds available for investments contributed to this increase in interest and other income.

Provision for Income Taxes. The Company's effective tax rate for the three months ended June 30, 1998 remained at 34% compared to the same period last year.

Overview. Total assets grew to $69,137,000 as of June 30, 1998, up from $66,629,000 from quarter ending March 31, 1998. The increase is due to favorable operating results for the quarter.

Liquidity and Capital Resources. On June 30, 1998, the Company had $34,854,000 in cash, cash equivalents, and short term investments, compared with $31,512,000 on March 31, 1998.
This
increase is mostly due to positive cash flow from operating activities of $3,991,000 consisting principally of net income of $2,207,000 plus depreciation of $772,000, provision for doubtful accounts and sales returns of $254,000, decrease in receivables and prepaid expenses of $868,000 and an increase in liability accounts of $218,000, and partially offset by an increase in inventories of $167,000 and an increase in the provision for obsolescence of $161,000.

Net cash used in investing activities in the first quarter of 1998 was $6,074,000 which consisted primarily of purchases of short term investments and purchases of equipment.

Net cash provided by financing activities was $25,000 which consists of proceeds from exercises of stock options.

The Company anticipates that available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements through the end of fiscal year
1999.

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

Date: July 27, 1998


				  By:     /s/ Henry C. Pao
					  ---------------------------
					  Dr. Henry C. Pao, President
					  (Principal Executive and
					   Financial Officer)