Form 10-Q
period 1998-09-30
SUPERTEX INC
filed 1998-10-29
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C.  20549

FORM 10-Q

(MARK ONE)
(x)     Quarterly Report Pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1998

				 or

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

		       Yes  (X)        No  ( )

As of October 19, 1998, 12,0050,988 shares of the Registrant's common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

				SUPERTEX, INC.
		       CONSOLIDATED STATEMENTS OF INCOME
				 (unaudited)
		    (in thousands, except per share amounts)
                                                       Three-months Ended,          Six-months Ended,
                                                       ------------------           ----------------
                                                          September 30,               September 30,
                                                          ------------                ------------
                                                      1998         1997             1998         1997
                                                      ----         ----             ----         ----

Net sales                                           $ 12,650     $ 13,613         $ 25,651     $ 25,925
                                                    --------     --------         --------     --------
Cost and expenses:
 Cost of sales                                         6,508        7,468           13,415       14,147

 Research and development                              1,478        1,425            2,979        2,801

 Selling, general and administrative                   1,785        1,603            3,477        3,237
                                                    --------     --------         --------     --------
  Total costs and expenses                             9,771       10,496           19,871       20,185
                                                    --------     --------         --------     --------
Income from operations                                 2,879        3,117            5,780        5,740

 Interest income                                         483          373              953          717

 Other income (expense), net                             (13)          (2)             (42)          26
                                                    --------     --------         --------     --------
  Income before provision for income taxes             3,349        3,488            6,691        6,483

Provision for income taxes                             1,139        1,186            2,274        2,204
                                                    --------     --------         --------     --------
  Net income                                         $ 2,210      $ 2,302          $ 4,417      $ 4,279
                                                    ========     ========         ========     ========
Net income per share:
  Basic                                              $  0.18      $  0.19          $  0.37      $  0.35
                                                    ========     ========         ========     ========
  Diluted                                            $  0.18      $  0.19          $  0.36      $  0.35
                                                    ========     ========         ========     ========
Shares used in per share computation
  Basic                                               12,066       12,064           12,082       12,057
                                                    ========     ========         ========     ========
  Diluted                                             12,258       12,421           12,290       12,400
                                                    ========     ========         ========     ========

See accompanying Notes to Consolidated Financial Statements.

			    SUPERTEX, INC.
		     CONSOLIDATED BALANCE SHEETS
                              (unaudited)
                                              Sept. 30, 1998   Mar. 31, 1998
					      --------------   -------------
                                                      (in thousands)
ASSETS

Current Assets:
 Cash and cash equivalents                         $ 15,827        $ 24,556

 Short term investments                              20,989           6,956

 Trade accounts receivable,
  net of allowances of $847 and $700                  8,104           9,784

 Other receivables                                      334             322

 Inventories                                         10,367          10,263

 Deferred income taxes                                2,181           2,181

 Prepaid expenses                                       204             218
						   --------        --------
    Total current assets                             58,006          54,280

Property and equipment, net                          11,692          12,349
						   --------        --------
    TOTAL ASSETS                                   $ 69,698        $ 66,629
						   ========        ========

LIABILITIES
Current liabilities:
 Trade accounts payable and accrued liabilities    $  5,947        $  6,881

 Income taxes payable                                 1,351           1,080

 Deferred revenue on shipments to distributors        1,145           1,451
						   --------        --------
    Total current liabilities                         8,443           9,412
						   --------        --------
SHAREHOLDERS' EQUITY

 Preferred stock, no par value --
   10,000 shares authorized, none outstanding            --              --

 Common stock, no par value -- 30,000 shares
   authorized; issued and outstanding
   12,050 and 12,097 shares                          20,689          20,710

 Accumulated other comprehensive income                 106               3

 Retained earnings                                   40,460          36,504
						   --------        --------
  Total shareholders' equity                         61,255          57,217
						   --------        --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 69,698        $ 66,629
						   ========        ========

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
	       CONSOLIDATED STATEMENTS OF CASH FLOWS
		    (unaudited, in thousands)
						      Six Months Ended
						      ----------------
                                              Sept. 30, 1998    Sept. 30, 1997
					      --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $  4,417          $  4,279
						   --------          --------
Non-cash adjustments to net income:
 Depreciation and amortization                        1,668             1,120

 Provision for doubtful accounts
   and sales returns                                    895               679

 Provision for excess and obsolete inventories         (161)              (30)

Changes in operating assets and liabilities:
    Accounts and other receivables                      773            (2,059)

    Inventories                                          57              (298)

    Prepaid expenses                                     14                48

    Trade accounts payable and accrued expenses        (934)             (357)

    Income taxes payable                                271               719

    Deferred revenue on shipments to distributors      (306)              381
						   --------          --------                                                    -------           -------
Total adjustments                                     2,277               203
						   --------          --------                                                    -------           -------
Net cash provided by operating activities             6,694             4,482
						   --------          --------                                                    -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                 (1,011)           (1,443)

 Purchases of short term investments                (21,409)          (14,188)

 Proceeds from maturities of
    short term investments                            7,478             8,153
						   --------          --------                                                    -------           -------
Net cash used in investing activities               (14,942)           (7,478)
						   --------          --------                                                    -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock options exercised                                 82               205

 Repurchase of stock                                   (563)             (208)
						   --------          --------                                                    -------           -------
Net cash used in financing activities                  (481)               (3)
						   --------          --------                                                    -------           -------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (8,729)           (2,999)

CASH AND CASH EQUIVALENTS:

 Beginning of period                                 24,556            19,166
						   --------          --------
 End of period                                     $ 15,827          $ 16,167
						   ========          ========

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
------
In the opinion of management, the unaudited financial statements for the six months ended September 30, 1998 and 1997, include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of financial condition and results of operations for those periods in accordance with generally accepted accounting principles.

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

Note 2
------

Inventories consisted of (in thousands):
                                              Sept. 30, 1998   March 31, 1998
					      --------------   --------------
							(unaudited)
Finished goods ..............................       $ 3,509          $ 2,919

Work-in-process .............................         6,130            6,200

Raw materials ...............................           728            1,144
						    -------          -------
                                                    $10,367          $10,263
                                                    =======          =======
Note 3
------

Net Income per Share Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the basic and diluted EPS calculations.


                             For Three-months Ended,       For Six-months Ended,
                                    September 30,               September 30,
                                  1998         1997           1998         1997
                                  ----         ----           ----         ----
BASIC:
Weighted average shares
  outstanding for the period    12,066       12,064         12,082       12,057
Net income                     $ 2,210      $ 2,302        $ 4,417      $ 4,279
                              --------     --------       --------     --------
Net income per share           $  0.18      $  0.19        $  0.37      $  0.35
                              ========     ========       ========     ========

DILUTED:
Weighted average shares
  outstanding for the period    12,066       12,064         12,082       12,057
Common stock equivalents           192          357            208          343
                                ------       ------         ------       ------
Total common and common
  equivalent shares             12,258       12,421         12,290       12,400
                                ------       ------         ------       ------
Net income                     $ 2,210      $ 2,302        $ 4,417      $ 4,279
                               -------      -------         ------       ------
Net income per share           $  0.18      $  0.19        $  0.36      $  0.35
                               =======      =======        =======      =======

Note 4
------

Comprehensive Income The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective April 1, 1998. The statement requires the disclosure of comprehensive income and its components on the Statement of Income or in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles are excluded from net income. For the quarter ended September 30, 1998 and 1997, comprehensive income approximated net income.


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


Results of Operations

Net Sales: Net sales for the quarter ended September 30, 1998 were $12,650,000, a 7% decrease from $13,613,000 of the same quarter last year. The sales decline was primarily due to price concessions given to our foreign customers for large exchange rate differentials and also due to slower sales in our digital integrated circuit family. For the six months ended September 30, 1998, net sales declined slightly by 1% to $25,651,000 from $25,925,000 when compared with the same period of the prior year.

In this quarter as well as the six months period, approximately 56% of the Company's net sales were derived from customers outside the United States. All of the company's sales to international customers were denominated in U.S. currencies.

Gross Margin: As a percent of sales, the Company's gross margin for the quarter and the six month periods ended September 30, 1998 increased to 49% and 48% respectively, compared with the 45% gross margin for the same quarter and six month periods of last fiscal year, primarily due to cost control measures taken.

Research and Development: Research and development expenses increased to 12% of net sales for the quarter and six months ending September 30, 1998. This compares with R&D expenses of 11% of net sales for the same quarter and six month periods of last year. Dollar expenditures increased slightly to $1,478,000 and $2,979,000 for the quarter and six months ended September 30, 1998 respectively, as compared with $1,425,000 and $2,801,000 for the same periods of the last fiscal year. The increase was related to new product development and the Company expects that new product development expenses will continue to increase during this fiscal year.

Selling, General and Administrative: Expenses for selling, general and administrative were higher at $1,785,000, or 14% of net sales as compared with $1,603,000, or 12%, in the same quarter of last fiscal year. For the six months ended September 30, 1998, selling, general and administrative expenses were at 14% of net sales compared to 13% for the same period last year. The percentage increase in this category was due to an increase in bad debts expense.


Interest Income: Interest income for this quarter were $483,000 compared with $373,000 last year. Six months interest income was $953,000, a 33% increase from $717,000 of the same period of last fiscal year. Higher amount of funds available for investments contributed to this increase.

Provision for Income Taxes: The Company's effective tax rate for the three- and six- months ended June 30, 1998 remained at 34%, same as last fiscal year.

Overview: Total assets grew to $69,698,000 as of September 30, 1998, up from $66,629,000 from quarter ending March 31, 1998. The increase is due to favorable operating results for the quarter.

Liquidity and Capital Resources On September 30, 1998, the Company had $36,816,000 in cash, cash equivalents, and short term investments, compared with $31,512,000 on March 31, 1998. This increase is mostly due to positive cash flow from operating activities of $6,694,000 consisting principally of net income of $4,417,000. Net cash used in investing activities as of the second quarter of fiscal year 1999 was $14,942,000 compared to $7,478,000 for the same period last year. Net cash used in short-term investment activities totaled $13,931,000, and $1,011,000 was used in the purchase of equipment. Net cash used in financing activities was $481,000. Repurchase of stocks accounted for $563,000, which was offset by proceeds from stock option exercises of $82. The Company anticipates that available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements through the end of fiscal year 1999.

Year 2000 Compliance Risks: The Company is aware of the issues associated with the programming code in existing computer systems and software products as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, many companies' software, computer systems and other equipment may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for year 2000 compliance. It has initiated its Year 2000 compliance program and has completed the process of identifying the programs and systems that could be affected by the Year 2000 issue. The Company has also developed an implementation plan to address the potential exposures related to the impact of the millennium. This plan includes modification or conversion of certain existing systems with new systems in order to comply with such "Year 2000" requirements. It is expected that the evaluation, remediation, and testing of all necessary modifications for compliance will be completed by December 31, 1999. The financial impact of making the required systems changes cannot be known precisely at this time while the total cost of Year 2000 systems assessments and modifications will be funded through cash flows from operations. Based upon its evaluation to date, the Company believes that the Year 2000 issue will not have a material impact on the operations of the Company. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue will have a material adverse effect on the Company's operations, business, financial condition and operating results.

The Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. If significant numbers of these third parties experience failures in their systems or equipment due to Year 2000 non-compliance, it could materially adversely affect the Company's ability to process transactions, manufacture products, or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has initiated formal communications with all its primary vendors and service providers to determine if plans are being developed or are already in place to address processing of transactions in the year 2000. Meanwhile, the Company's net sales could be materially adversely affected if the Company's customers or potential customers reallocate spending from the Company's products to their efforts to resolve the Year 2000 issue.

PART II  -  OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders

The Company's Annual Shareholders' Meeting was held on August 7, 1998 at 10:00 a.m., at which the following matters were acted upon:

					  Votes   Votes Withheld/    Broker
					  -----   ---------------    ------
      Matter Acted Upon     Votes For    Against    Abstentions     Non-Votes
      -----------------     ---------    -------    -----------     ---------

1.  Election of Directors

    Henry C. Pao            10,824,023      0          53,632           0

    Yunni Pao               10,823,023      0          54,632           0

    Benedict C. K. Choy     10,824,023      0          53,632           0

    Frank C. Pao            10,823,023      0          54,632           0

    Richard E. Siegel       10,823,023      0          54,632           0

2. Ratification of PricewaterhouseCoopers LLP as independent accountants for the Company for fiscal year ending March 31,1999.

                            10,855,294    8,015        14,346           0

Item 6. - Exhibits and Reports on Form 8-K

 (a)  Exhibits

  27.1    Financial Data Schedule

 (b)  Reports on Form 8-K.

  None.

			    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			  SUPERTEX, INC.
			   (Registrant)

Date:  October 29, 1998

			      By:     /s/ Henry C. Pao
				      ---------------------------
				      Dr. Henry C. Pao, President
				      (Principal Executive and
				       Financial Officer)