Form 10-Q
period 1998-12-31
SUPERTEX INC
filed 1999-02-12
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C.  20549

FORM 10-Q

(MARK ONE)
(x)     Quarterly Report Pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 1934

	     For the quarterly period ended December 31, 1998

				 or

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

		       Yes  (X)        No  ( )

As of February 2, 1999, 12,079,539 shares of the Registrant's common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

				SUPERTEX, INC.
		       CONSOLIDATED STATEMENTS OF INCOME
				 (unaudited)
		    (in thousands, except per share amounts)
						       Three-months Ended,          Nine-months Ended,
							  December 31,                December 31,
							  ------------                ------------
						      1998         1997             1998         1997
						      ----         ----             ----         ----

Net sales                                           $ 12,017     $ 13,857         $ 37,668     $ 39,782
						    --------     --------         --------     --------
Cost and expenses:
 Cost of sales                                         6,565        7,496           19,980       21,644

 Research and development                              1,483        1,464            4,462        4,265

 Selling, general and administrative                   1,522        1,741            4,999        4,978
						    --------     --------         --------     --------
  Total costs and expenses                             9,570       10,701           29,441       30,887
						    --------     --------         --------     --------
Income from operations                                 2,447        3,156            8,227        8,895

 Interest income                                         625          454            1,578        1,171

 Other income (expense), net                             (26)         (22)             (69)           5
						    --------     --------         --------     --------
  Income before provision for income taxes             3,046        3,588            9,737      10,071

Provision for income taxes                               842        1,220            3,116        3,424
						    --------     --------         --------     --------
  Net income                                         $ 2,204      $ 2,368          $ 6,621      $ 6,647
						    ========     ========         ========     ========
Net income per share:

  Basic                                              $  0.18      $  0.20          $  0.55      $  0.55
						    ========     ========         ========     ========
  Diluted                                            $  0.18      $  0.19          $  0.54      $  0.54
						    ========     ========         ========     ========
Shares used in per share computation

  Basic                                               12,055       12,089           12,073       12,068
						    ========     ========         ========     ========
  Diluted                                             12,233       12,427           12,271       12,407
						    ========     ========         ========     ========

See accompanying Notes to Consolidated Financial Statements.

			    SUPERTEX, INC.
		     CONSOLIDATED BALANCE SHEETS
			      (unaudited)
					      Dec. 31, 1998    Mar. 31, 1998
					      -------------    -------------
						      (in thousands)
ASSETS

Current Assets:
 Cash and cash equivalents                         $ 17,993        $ 24,556

 Short term investments                              20,886           6,956

 Trade accounts receivable,
  net of allowances of $847 and $700                  9,213           9,784

 Other receivables                                      404             322

 Inventories                                          9,929          10,263

 Deferred income taxes                                2,181           2,181

 Prepaid expenses                                       206             218
						   --------        --------
    Total current assets                             60,812          54,280

Property and equipment, net                          11,113          12,349
						   --------        --------
    TOTAL ASSETS                                   $ 71,925        $ 66,629
						   ========        ========

LIABILITIES
Current liabilities:
 Trade accounts payable and accrued liabilities    $  6,535        $  6,881

 Income taxes payable                                   790           1,080

 Deferred revenue on shipments to distributors        1,012           1,451
						   --------        --------
    Total current liabilities                         8,337           9,412
						   --------        --------
SHAREHOLDERS' EQUITY

 Preferred stock, no par value --
   10,000 shares authorized, none outstanding            --              --

 Common stock, no par value -- 30,000 shares
   authorized; issued and outstanding
   12,064 and 12,097 shares                          20,923          20,713


 Retained earnings                                   42,665          36,504
						   --------        --------
  Total shareholders' equity                         63,588          57,217
						   --------        --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 71,925        $ 66,629
						   ========        ========

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
	       CONSOLIDATED STATEMENTS OF CASH FLOWS
		    (unaudited, in thousands)
						      Nine Months Ended
						      -----------------
					      Dec. 31, 1998     Dec. 31, 1997
					      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $  6,621          $  6,647
						   --------          --------
Non-cash adjustments to net income:
 Depreciation and amortization                        2,609             1,804

 Provision for doubtful accounts
   and sales returns                                  1,652               916

 Provision for excess and obsolete inventories          (33)              (75)

Changes in operating assets and liabilities:
    Accounts and other receivables                   (1,163)           (1,266)

    Inventories                                         367              (249)

    Prepaid expenses                                     12                83

    Trade accounts payable and accrued expenses        (346)             (253)

    Income taxes payable                               (290)              940

    Deferred revenue on shipments to distributors      (439)              300
						    --------          --------
Total adjustments                                     2,369             2,200
						    --------          --------
Net cash provided by operating activities             8,990             8,847
						    --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                 (1,373)           (2,658)

 Purchases of short term investments                (41,096)          (21,287)

 Proceeds from maturities of
    short term investments                           27,344            18,153
						    --------          --------
Net cash used in investing activities               (15,303)           (5,792)
						    --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock options exercised                                136               333

 Repurchase of stock                                   (563)             (419)
						     -------           -------
Net cash used in financing activities                  (249)              (86)
						     -------           -------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (6,562)            2,969

CASH AND CASH EQUIVALENTS:

 Beginning of period                                 24,556            19,166
						   --------          --------
 End of period                                     $ 17,993          $ 22,135
						   ========          ========

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
------
In the opinion of management, the unaudited financial statements for the nine months ended December 31, 1998 and 1997, include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of financial condition and results of operations for those periods in accordance with generally accepted accounting principles.

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

Note 2
------

Inventories consisted of (in thousands):
					      Dec. 31, 1998    March 31, 1998
					      -------------   --------------
							(unaudited)
Finished goods ..............................       $ 2,930          $ 2,919

Work-in-process .............................         6,488            6,200

Raw materials ...............................           511            1,144
						    -------          -------
						    $ 9,929          $10,263
						    =======          =======
Note 3
------

Net Income per Share: Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the basic and diluted EPS calculations.


			     For Three-months Ended,      For Nine-months Ended,
				    December 31,               December 31,
				  1998         1997           1998         1997
				  ----         ----           ----         ----
BASIC:
Weighted average shares
  outstanding for the period    12,055       12,089         12,073       12,068
Net income                     $ 2,204      $ 2,368        $ 6,621      $ 6,647
			      --------     --------       --------     --------
Net income per share           $  0.18      $  0.20        $  0.55      $  0.55
			      ========     ========       ========     ========

DILUTED:
Weighted average shares
  outstanding for the period    12,055       12,089         12,073       12,068
Common stock equivalents           178          338            198          341
				------       ------         ------       ------
Total common and common
  equivalent shares             12,233       12,427         12,271       12,409
				------       ------         ------       ------
Net income                     $ 2,204      $ 2,368        $ 6,621      $ 6,647
			       -------      -------         ------       ------
Net income per share           $  0.18      $  0.19        $  0.54      $  0.54
			       =======      =======        =======      =======

Note 4
------

On February 1, 1999, Supertex, Inc. completed the acquisition of all the assets of the six inch sub-micron wafer fabrication (fab) facility located in San Jose, CA from Orbit Semiconductor, Inc. a wholly owned subsidiary of Dii Group. Per the Asset Purchase Agreement dated January 16, 1999, the purchase price, including the assumption of operating lease liabilities, is approximately $11.2 million. In connection with the acquisition, the Company is assuming certain contract obligations and work-in-process inventory.
Orbit will assist Supertex to accelerate its process transfer to the six-inch fab. The associated cost with this transfer will be expensed over the present quarter and next fiscal quarter.


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

Results of Operations

Net Sales: Net sales for the quarter ended December 31, 1998 were $12,017,000, a 13% decrease from $13,857,000 of the same quarter last year due to continuing weakness in demand and price pressure. For the nine months ended December 31, 1998, net sales declined by 5% to $37,668,000 from $39,782,000 when compared with the same period of the prior year.

In this quarter as well as the nine months period, approximately 55% of the Company's net sales were derived from customers outside the United States.
All of the Company's sales to international customers were denominated in U.S. currencies.

Gross Margin: As a percent of sales, the Company's gross margin for the quarter and the nine months period ending December 31, 1998 was 45% and 47% respectively, compared with 46% gross margin for the same quarter and nine months period of last fiscal year.

Research and Development: As a percent of net sales, third quarter R&D expenses increased to 12% of net sales for the quarter and nine months ending December 31, 1998. This compares with R&D expenses of 11% of net sales for the quarter and nine months period of last year. Dollar expenditures increased slightly to $1,483,000 and $4,462,000 for the quarter and nine months ended December 31, 1998 respectively, as compared with $1,464,000 and $4,265,000 for the same periods of the last fiscal year.

Selling, General and Administrative: Expenses for selling, general and administrative remained constant at 13% of net sales for the quarter and nine months ending December 31, 1998 and 1997.

Interest Income: Interest income for this quarter was $625,000 compared with $454,000 for the comparable quarter of last year. Nine months interest income was $1,578,000, a 35% increase from $1,171,000 of the same period of last fiscal year. Higher amount of funds available for investments contributed to this increase.

Provision for Income Taxes: The Company's effective tax rate for the three- and nine- months ended December 31, 1998 decreased to 28% and 32% respectively, compared with the effective tax rate of 34% of net sales for the same quarter and nine month periods of last fiscal year.

Overview: Total assets grew to $71,925,000 as of December 31, 1998, up from $66,629,000 from quarter ending March 31, 1998. The increase is due to favorable operating results for the quarter.

Liquidity and Capital Resources: On December 31, 1998, the Company had $38,879,000 in cash, cash equivalents, and short term investments, compared with $31,512,000 on March 31, 1998. This increase is mostly due to positive cash flow from operating activities of $8,988,000 consisting principally of net income of $6,621,000.

Net cash used in investing activities as of the second quarter of fiscal year 1999 was $15,302,000 compared to $5,792,000 for the same period last year. Net cash used in short-term investment activities totaled $41,096,000, and $1,372,000 was used in the purchase of equipment.

Net cash used in financing activities was $249,000. Repurchase of stocks accounted for $563,000, which was offset by proceeds from stock option exercises of $136,000 and proceeds from other activities of $178,000.

The Company anticipates that available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements through the end of fiscal year 1999.

Year 2000 Issues.

Background: The Company is aware of the issues associated with the programming code in existing computer systems and software products as the millennium (year 2000) approaches. The "Year 2000" or "Y2K" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, many companies' software, computer systems and other equipment may need to be upgraded or replaced in order to comply with such "Y2K" requirements.

Assessment:   The Y2K problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company has been reviewing its internal computer program and systems to ensure that they will be Y2K compliant in a timely manner. It is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for Y2K compliance. The Company's Y2K readiness program is divided into five major sections, namely; Enterprise Resource Planning (ERP) Systems, PC Systems and Applications, Shop Floor Control System, the Facilities Systems, and Third Party Suppliers and Customers.
The inventory and priority assessment phases of each section of the program have been completed. The testing phases of the program are being performed by the Company. It is anticipated that all reprogramming efforts will be completed by September 30, 1999. For other sections, a six month safety net is built into our Y2K readiness program to allow for any unplanned or unscheduled occurrence that may need to be remedied prior to the millennium. As part of the Y2K readiness program, the Company has purchased and is implementing a Shop Floor Control System called MESA software from Camstar Systems, Inc. This will replace the existing work in process tracking system. Implementation of MESA is on schedule and is expected to be completed by mid-1999. Remaining business software programs and computer systems are expected to be Y2K compliant through the Y2K readiness program including those supplied by vendors or they will be retired. It is important to note that Supertex, Inc. products are not date sentitive.

Suppliers and Customers: As part of the Y2K readiness program, the Company has identified primary vendors, service providers and customers that are believed to be critical to business operations. Steps are being undertaken to reasonably ascertain their stage of Y2K readiness through questionnaires, interviews and other available means. The process of evaluating these third party business partners began on July 1, 1998 and is scheduled for completion by mid-1999, with follow up reviews scheduled through the remainder of 1999. However, the Company has limited or no control over the actions of these third parties. Thus, while the Company does not anticipate any significant Y2K problems with these systems, there can be no assurance that these third party entities will resolve any or all Y2K problems before the occurrence of a material disruption to the Company or any of its customers. Any failure of these third parties to resolve Y2K problems in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

Costs: It is currently estimated that the aggregate cost of the Company's year 2000 project is approximately $1,200,000 including the cost of implementing the new Shop Floor Control System, MESA, estimated to be approximately $700,000, substantially all of which would be capitlized. Other non-Y2K information technology projects have not been materially delayed or impacted by tge Company's Y2K initiatives.

Contingency Plans: The Company is currently developing contingency plans intended to mitigate possible disruption in business operations that may result from the Y2K issue. The Company's objective is to complete its initial contingency planning by June 30, 1999. Contingency plans may include increasing inventory levels of raw materials, securing alternate sources of supply and distribution, accelerated replacement of affected equipment or software, increased work hours for Company personnel, additional staffing, manual workarounds and other appropriate measures.

Risks:  The Company's Y2K readiness program is an ongoing process and the risk assessments and estimates of costs and completion dates for the various components of the Y2K readiness program described above are forward
looking statements and are subject to change.   Factors that may cause
changes include among others the continued availability and cost of programming and testing resources, ability to identify and remediate all Y2K problems, the timely implementation of Y2K ready systems, the timely conversion by third parties of their equipment and proprietary software, and unanticipated problems identified in the ongoing compliance review. Although preliminary estimates indicate that the Y2K issue will not have a material impact on the Company, there can be no assurance that the Y2K issue, due to the above factors or other unforeseen consequences, will not have a material adverse effect on the Company's business, financial condition and operating results.



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

Date:  February 12, 1999

			      By:     /s/ Henry C. Pao
				      ---------------------------
				      Dr. Henry C. Pao, President
				      (Principal Executive and
				       Financial Officer)