Form 10-K
period 1999-03-31
SUPERTEX INC
filed 1999-06-17
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-K
(MARK ONE)
(x)	Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee Required) For the Fiscal Year Ended March 31, 1999
or
(  )	Transition Report Pursuant to Section 13 or 15(d) of the Securities
and Exchange Act of 1934  For the transition period from _______ to ________

                        Commission File No. 0-12718

                                SUPERTEX, INC.

            (Exact name of Registrant as specified in its Charter)

California                                                         94-2328535
(State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


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

                        Yes (X)                     No( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 2, 1999, was $79,769,000 based on the closing price reported for such date. Shares of common stock held by officers, directors and other persons who may be deemed "affiliates" of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares outstanding of the Registrant's common stock as of June 2, 1999, were 12,066,228.

Documents Incorporated by Reference: Part III incorporates by reference portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on August 6, 1999 (the "Proxy Statement").

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Exhibit Index is on Page 30
Total number of pages is 32

                                (BLANK PAGE)

SUPERTEX, INC.
ANNUAL REPORT - FORM 10K

Table of Contents

                                                                     Page No.

                                    PART I

Item 1.      Business...................................................   4
Item 2.      Properties.................................................   8
Item 3.      Legal Proceedings..........................................   8
Item 4.      Submission of Matters to a Vote of Security Holders........   8


                                    PART II

Item 5.      Market for Registrant's Common Equity and Related Shareholder
             Matters....................................................   8
Item 6.      Selected Consolidated Financial Data.......................   9
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................  10
Item 7A.     Quantitative and Qualitative Disclosure about Market Risk..  13
Item 8.      Financial Statements and Supplementary Data................  13
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  13


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.........  13
Item 11.     Executive Compensation.....................................  14
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management.................................................  14
Item 13.     Certain Relationships and Related Transactions.............  14


                                    PART IV

Item 14.     Exhibits, Financial Statement Schedule and Reports on Form
             8-K........................................................  14


Signatures..............................................................  15

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

The Company was incorporated in California in October 1975 and conducted an initial public offering of its Common Stock in December 1983. Its executive offices are located at 1235 Bordeaux Drive, Sunnyvale, California 94089, and its principal manufacturing facilities are located at 1225/1231 Bordeaux Drive, Sunnyvale, California 94089 and at 71 Vista Montana, San Jose, California 95134. Supertex also maintains three direct field offices located in: (1) New York; (2) Texas; and (3) The United Kingdom. The telephone number of its headquarters is (408) 744-0100. The Company's mailing address is 1235
Bordeaux Drive, P.O.Box 3607, Sunnyvale, California 94088-3607.

Products

Supertex offers semiconductor products that interface between the low voltage computer logic signal world and the high voltage requirements of the real analog world. Most of our products use mixed signal technologies. We supply standard and custom interface products primarily for the following three market groups:

    The Telecommunications Group consists of interface products used in telephone handsets, solid state relays, modems, fax, ISDN, networking, PABX, PCMCIA cards, as well as diagnostic, curbside, set-top and central office equipment. In addition, they are used in military radio frequency and microwave communication applications.

    The Imaging Group consists of interface products for Flat Panel Displays and Non-impact Printers and Plotters. The flat panel display product family is sold to customers using Electro-Luminescent (EL), Plasma, Vacuum Fluorescent, Plasma- addressed LCD, Ferro-electric LCD, and Field Emission Display (FED) technologies. There is also a family of products for driving EL panels to back-lit displays on handheld instruments, such as cellular phones, PDAs, pagers, HPCs, and meters. The printer product family is used in ink-jet and electrostatic types of printers and plotters, which are mostly high end products, with full color capability, high resolution and high speed output.

    The Medical Electronics Group consists of products primarily for ultrasound diagnostic imaging equipment as well as selected portable instrumentation applications.

Supertex has been a leading provider of products to these specific markets, therefore we have been able to work very closely with key customers to define new products by determining future market needs. Such close collaboration has produced a wide range of leading edge new products for Supertex and has allowed our customers to quickly develop new and more advanced products for their markets.

In the DMOS transistor product line, Supertex focuses on certain niches such as very low threshold and low leakage devices which are most suitable for telecommunication, automatic test equipment, and hand held applications where these features justify a premium. The DMOS transistor products also serve as predecessors to a fully integrated solution - high voltage integrated circuits.

Research and Development

Supertex expended approximately $7,195,000, $5,582,000, and $5,306,000 on research and development activities during fiscal years 1999, 1998, and 1997, respectively. Research and development activities continue at the rate of over thirty new product projects per year.

We believe that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in research and development. We focus our efforts on designing new products with existing process technologies while also developing new process technologies to be used for future new products. The effective monitoring and control of our research and development programs have resulted in better performance and greater technological achievements at lower costs.

Manufacturing

Manufacturing operations include wafer fabrication, limited assembly and packaging, product testing, and quality control.

We subcontract most of our standard component packaging and limited testing to independent assemblers, principally in Thailand, Taiwan, Malaysia, and the Philippines. A specialized assembly area is also maintained at our manufacturing facilities to package engineering prototypes, to ensure high priority deliveries, and to assemble high reliability circuits required in military and high reliability applications. After assembly, packaged units are shipped back to our facility or to testing subcontractors for final product testing. Quality control is performed at our headquarters before shipment to customers. Although our off-shore assembly and test subcontractors have not experienced any serious work stoppages, the political situation in these countries could be volatile. Any prolonged work stoppage or other inability to assemble products would have a material adverse impact on our operating results although we have qualified assemblers in different countries to reduce risk. Furthermore, economic risks, such as changes in tariff or freight rates or interruptions in air transportation, could adversely affect our operating results.

We believe that we are well-positioned to fulfill our manufacturing goals and obligations. In October 1998 we acquired a nearby manufacturing facility from Orbit Semiconductor, a subsidiary of the DII Group. The manufacturing facility was being run at one-third of its capacity, and was being sold at a relative discount due to poor semiconductor market conditions. The facility recently had been upgraded to manufacture submicron wafer semiconductors, and provides manufacturing capacity complementary to our then existing facilities. We believe that this strategic acquisition of Orbit Semiconductor's fabrication facility will strengthen our position in the semiconductor manufacturing industry. In addition, we have a licensing agreement with Texas Instruments, which has allocated a certain amount of its wafer production capacity to assist us in meeting our manufacturing needs.

The availability of blank silicon wafers has improved considerably in the past years. Assembly packages and other raw materials we use in the manufacturing of our products are obtainable from several suppliers. Some of such materials were in short supply in prior years, but recently the supply of these materials appears to be plentiful and subject to competitive pricing pressure. However, any future shortage of supply would have a material adverse effect on our operating results. As is typical in the semiconductor industry, we must allow for lead times in ordering certain materials and services and often commit to volume purchases to obtain favorable pricing concessions and resource allocations.


Environmental Laws

Government regulations impose various environmental controls on the waste treatment and discharge of certain chemicals and gases after their use in
semiconductor processing.   We believe that our activities comply with present
environmental regulations. However, increasing attention has been focused on the environmental impact of semiconductor manufacturing operations. While we have not experienced any material adverse effects on our business or financial results from our compliance with environmental regulations and installation of pollution control equipment, there can be no assurance that changes in such regulations will not necessitate our acquisition of costly equipment or other requirements in the future. We work closely with pollution experts from federal, state, and local agencies, especially from the cities of Sunnyvale and San Jose, California, to ensure that we are in compliance with present requirements.


Sales

We market our standard and custom products in the United States and abroad through our direct sales and marketing personnel in our headquarters, as well as through independent sales representatives and distributors supported by our field sales managers out of our sales offices in Illinois, New York, and the United Kingdom.

Export sales are made primarily through independent distributors to customers in Western Europe and the Far East, and represented 51%, 53%, and 51% of net sales in fiscal years 1999, 1998, and 1997, respectively. Exports to the Far East are largely to customers in Japan. Export sales are denominated only in U.S. dollars. Although export sales are subject to certain governmental commodity controls and restrictions for national security purposes, we have not had any material adverse effects on our business or financial results because of these limitations.

In fiscal 1999, Microtek, who is our primary distributor in Japan, accounted for approximately 16% of net sales. Sales to Microtek made up 19% and 18% of net sales for fiscal 1998 and 1997, respectively. We have no long-term production agreement with Microtek. Normal terms and conditions of sale apply, which include a 60-day notice of cancellation and charges for work in process for cancellations of less than 60 days from shipment. While we maintain a good relationship with Microtek, Inc, a breakdown in that relationship could materially and adversely affect our business and financial results.

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. While we endeavor to minimize the required inventory on hand and consider technological obsolescence when estimating amounts required such estimates are subject to change.

Revenue from direct sales to end-user customers is recognized upon shipment of products. Sales to distributors are made primarily under arrangements allowing limited price protection and the right of stock rotation on merchandise unsold by the distributors. Because of this uncertainty associated with pricing concessions and possible returns, we defer recognition of such sales and the related costs of sales until the merchandise is sold by distributors to their end-user customers. Material miscalculation in amounts reported could materially and adversely affect our business and financial results.

Backlog

Our backlog at March 31, 1999 was approximately $17,139,000, compared with $15,339,000 and $15,168,000 at March 31, 1998 and 1997, respectively. This increase, despite customers still demanding short lead times, is primarily attributable to our newly acquired foundry. We expect that all of the current backlog will be shipped in fiscal 2000. Customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. For those reasons, we believe that backlog is not meaningful in predicting our actual net revenue for any future period.

Competition

Because of our market niche, market statistics are not generally available for many of our products. Competition in general among manufacturers of semiconductor components and discrete transistors is intense. Many of our domestic and foreign competitors have larger and stronger facilities, financial, technical, and personnel resources, and more diverse product lines. Such factors as product prices, product performance, diversity of product lines, delivery capabilities, and the ability to adapt to rapid technological change and develop new and improved products are the principal methods of competition in the industry. We believe we are a leader in important segments of our product families where we have a technological and/or cost advantage and that we are generally competitive with respect to these factors.

Patents and Licenses

We hold numerous United States patents which will expire between 1999 and 2016 and we have applications for additional patents pending. Although we believe that our patents may have value, there can be no assurance that our patents or any additional patents that may be obtained in the future will provide meaningful protection from competition. We believe that our success depends primarily on the experience, creative skills, technical expertise, and marketing ability of our personnel rather than on the ownership of patents. Patents may, however, be useful for cross-license purposes and have served the Company well in the past.

Supertex is not aware that any of its products infringe on patent or other proprietary rights of third parties but it cannot be certain that they do not do so. If infringement is alleged, there can be no assurance that the necessary licenses could be obtained, or if obtained, would be on terms or conditions that would not have a material adverse effect on the Company.

Employees

At March 31, 1999, we had 396 full time employees of which 118 employees were retained by the Company as a result of the acquisition of the six-inch submicron wafer manufacturing facility. Many of our employees are highly skilled, and our continued growth and success will depend in part on our ability to attract and retain such employees. At times, we as well as other semiconductor manufacturers experience difficulty in hiring and retaining sufficient numbers of skilled personnel.

We believe that the compensation, benefits, and incentives offered to our employees are competitive with those generally offered throughout the semiconductor industry. There are no collective bargaining agreements between us and our employees, and there has been no work stoppage due to labor difficulties. The Company considers its employee relations to be good.

Executive Officers of the Company

Name                     Position with the Company        Age   Officer Since
------------------------------------------------------------------------------
Henry C. Pao             President, Principal Executive   61    1976
                         and Financial Officer

Richard E. Siegel        Executive Vice President         53    1982

Benedict C. K. Choy      Senior Vice President,           53    1976
                         Technology Development and
                         IC Products, and Secretary

Dennis E. Kramer         Vice President, Materials        57    1996

William Numann           Vice President, DMOS Products    42    1997


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

Benedict C. K. Choy, a founder of the Company, joined Supertex in fiscal 1976 as Vice President, Device Technology and Process Development, and has served as Senior Vice President since February 1988. He has been a Director since 1986. Previously, he worked at Fairchild Semiconductor, National Semiconductor, and Raytheon. He has a B.S. degree in electrical engineering from the University of California, Berkeley.

Dennis E. Kramer joined Supertex in September 1981 as Wafer Fab II Production Manager. Over his tenure, he has managed many facets of the wafer fabrication process as well as all the back-end manufacturing operations. He was promoted to Vice President of Materials in 1996. Previously, he worked at Siemens and Signetics Corporation. He has a B.S. degree in Chemistry from University of California, Los Angeles and an MBA from Santa Clara University.

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

Item 2.  Properties

The Company leases facilities covering approximately 38,000 square feet at 1225/1231 Bordeaux Drive, Sunnyvale, California. Operations at these facilities include wafer fabrication, process engineering, assembly, and quality control functions. These facilities are leased from a corporation owned by a director of the Company. (See Note 7 of "Notes to Consolidated Financial Statements.")

The Company also leases facilities at 71 Vista Montana, San Jose, California covering approximately 61,700 square feet where the Company's six-inch wafer fabrication and process engineering functions are located.

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

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.


                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

On June 2, 1999, the last reported sale price was $9.875 per share. There were approximately 3,180 shareholders of record of common stock on June 2, 1999. We have not paid cash dividends on our common stock in fiscal years 1998 and 1997, and the Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.


The following table sets forth the range of high and low closing sale prices reported on The Nasdaq Stock Market under the symbol SUPX for the periods indicated.


                                   Fiscal Years Ended March 31,
                                -----------------------------------
                                1999                           1998
                          ----------------             -----------------
                          High         Low             High          Low
                        ---------------------        ----------------------
First Quarter        $  13 1/8      $  8 3/4         $ 15 1/8     $   9 3/4
Second Quarter          12 1/8         9 1/8           17            11
Third Quarter           11 1/2         9 1/16          17 7/8        10 1/2
Fourth Quarter          13             9 3/4           11 3/4         9 7/8


Item 6.  Selected Consolidated Financial Data

The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.


                                        Fiscal Years Ended March 31,
                                        ----------------------------
                                1999      1998      1997      1996      1995
                                ----      ----      ----      ----      ----
                                                (in thousands)
Balance Sheet Data:
    Working capital........  $  42,809 $  44,868 $  36,734 $  32,197 $  27,723
    Total assets    .......  $  74,589 $  66,629 $  56,408 $  45,428 $  37,310
    Shareholders' equity  .  $  62,680 $  57,217 $  48,487 $  38,663 $  31,164



                                        Fiscal Years Ended March 31,
                                        ----------------------------
                                     1999    1998    1997    1996    1995
                                     ----    ----    ----    ----    ----
                                   (in thousands, except per share amounts)

Statement of Operations Data:

Net sales......................  $ 50,721 $ 52,706 $ 48,935 $ 42,802 $ 31,806
Costs and expenses:
    Costs of sales.............    28,867   28,709   26,073   22,097   16,133
    Research and development...     7,195    5,582    5,306    5,647    4,427
    Selling, general and
    administrative.............     6,860    6,724    6,226    5,700    5,324
    Write-off of in process
    technology.................     2,506     --        --       --       --
                                 -------- -------- -------- -------- --------
Income from operations.........     5,293   11,691   11,330    9,358    5,922
Other income:
    Interest income............     1,981    1,666    1,430    1,099      867
    Other income, net..........     (130)        2       63      255      129
                                 -------- -------- -------- -------- --------

Income before provision for
income taxes...................     7,144   13,359   12,823   10,712    6,918
Provision for income taxes.....     1,810    4,542    4,103    3,321    1,853
                                 -------- -------- -------- -------- --------
        Net income.............  $  5,334 $  8,817 $  8,720 $  7,391 $  5,065
                                 ======== ======== ======== ======== ========
Net income per share:
        Basic..................  $   0.44 $   0.73 $   0.73 $   0.62 $   0.43
                                 ======== ======== ======== ======== ========
        Diluted................  $   0.44 $   0.71 $   0.70 $   0.60 $   0.42
                                 ======== ======== ======== ======== ========
Shares used in per share
computation:
        Basic..................    12,077   12,074   12,026   11,902   11,772
                                 ======== ======== ======== ======== ========
        Diluted................    12,225   12,380   12,509   12,296   12,003
                                 ======== ======== ======== ======== ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors

Certain Factors This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Actual future results could differ materially from those discussed here and elsewhere in this report. Factors that could affect future results include general economic conditions, both in the United States and foreign markets, economic conditions specific to the semiconductor industry, risks associated with customer concentration, the successful integration of the newly acquired wafer fabrication facility and other risks associated with the acquisition, the Company's ability to introduce new products, its ability to enhance existing products, its ability to meet the continually changing requirements of its customers, its ability to manufacture efficiently, its ability to control costs, and its ability to maintain and enhance relationships with its assembly and test subcontractors and independent distributors and sales representatives.


The following discussion should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Selected Consolidated Financial Data" included elsewhere in this Form 10-K.


The following table sets forth items from the Statements of Income as a percentage of net sales for the periods indicated:

                                           Fiscal Years Ended March 31,
                                           ----------------------------
                                              1999     1998     1997
                                              ----     ----     ----
Net sales.................................   100.0%   100.0%   100.0%
   Costs of sales  .......................    56.9     54.5     53.3
   Research and development...............    14.2     10.6     10.8
   Selling, general and administrative....    13.6     12.8     12.7
   Write off of in process technology.....     4.9      --       --
Income from operations....................    10.4     22.1     23.2
Other income
   Interest income........................     3.9      3.2      2.9
   Other income (expense), net............    (0.2)     0.0      0.1
        Income before provision for
        income taxes......................    14.1     25.3     26.2
Provision for income taxes................     3.6      8.6      8.4
        Net income........................    10.5%    16.7%    17.8%


Results of Operations

Net Sales The Company had net sales of $50,721,000 in fiscal 1999, a decrease of $1,985,000 or 3.8% from the previous fiscal year. Fiscal 1998 net sales improved from fiscal 1997 by $3,771,000 or 7.7%. The decline in the current fiscal year's net sales reflects weakness in demand and price pressure during the first three fiscal quarters primarily as a result of the Asian economic crisis.

In fiscal 1999, approximately 51% of the Company's net sales were derived from customers outside the United States, primarily in Western Europe and the Far East (53% in fiscal 1998 and 51% in fiscal 1997). All of the Company's sales to international customers were denominated in U.S. currencies. There was no currency exchange exposure; however, during the first three quarters of fiscal 1999 when the US dollar strengthened beyond expectation, many international customers requested and received some modest price concessions.

Gross Margin The Company's gross margin as a percentage of net sales was 43.1%, 45.5%, and 46.7% in fiscal 1999, 1998, and 1997, respectively. The decline in gross margin in fiscal 1999 is the result of the decline in net sales as discussed above and increased manufacturing depreciation expense partly due to the acquisition of the six-inch submicron wafer fabrication facility.

Research and Development Research and development expenses were 14.2%, 10.6%, and 10.8% of net sales in fiscal 1999, 1998, and 1997, respectively. The increase in research and development expenses for fiscal 1999 is attributable primarily to the Process Development Agreement ("PDA") that the Company has with Orbit Semiconductor which will allow faster process transfer from the Company's four inch fabrication processes to the Company's newly acquired six inch submicron wafer fabrication facility. The PDA extends up to the first
quarter for fiscal 2000.   The Company expects the number of research and
development projects to increase during fiscal 2000.

Selling, General and Administrative Selling, general and administrative expenses were 13.6%, 12.8%, and 12.7% of net sales in fiscal 1999, 1998, and 1997, respectively. In fiscal 1999, the selling, general and administrative expenses remained relatively the same as the previous year but the decline in net sales amount caused the percentage to increase less than 1%. The Company expects that dollar expenditures in selling, general and administrative expenses will increase in fiscal 2000 as a result of the acquisition of the new six-inch wafer fabrication facility, although the percentage to net sales may not increase.

Write-off of In-process Technology The Company incurred a non-cash, non-tax deductible charge to operations of $2.5 million for the write-off of in-process technology related to the acquisition of assets from Orbit Technology in February 1999, because the technological feasibility of the in-process technology acquired had not been established and there was no alternative future use.

Interest Income Interest income, which consists primarily of interest income from the Company's cash, cash equivalents and short-term investments, was $1,981,000 as compared with $1,666,000 in fiscal 1998 and $1,430,000 in fiscal
1997 due to the larger amount of funds available for investment.

Other Income (Expense) Other Income (expense) of $130,000 for fiscal 1999 consists primarily of royalties received from Texas Instruments net of tax, sublease income net of sublease expenses, and gain on disposal of retired equipment. The decline in this category for the fiscal year 1999 when compared to fiscal 1998 and 1997 was primarily due to additional sublease expenses incurred during the fiscal year, mainly depreciation in nature, as a result of a new sublease contract.

Provision for Income Taxes Income taxes for fiscal 1999, 1998, and 1997 were at 25.3%, 34.0%, and 32.0%, respectively, of income before provision for income taxes. The lower tax provision for fiscal 1999 was due to higher tax credits and additional expenses from the acquisition of the six-inch facility. The effective income tax rate is expected to return to over 30.0% in fiscal 2000.

Financial Condition

Overview Total assets grew to $74,589,000 at the end of fiscal 1999, up from $66,629,000 at the end of fiscal 1998. The increase is due to favorable operating results for the year and the acquisition of the six-inch submicron wafer fabrication facility from Orbit Semiconductor during the fourth quarter of fiscal 1999.

Liquidity and Capital Resources The Company's primary source of funds for fiscal 1999, 1998, and 1997 has been the net cash generated from operating activities of $10,277,000, $11,264,000, and $8,524,000, respectively. Net cash provided by operating activities in fiscal 1999 of $10,277,000 consisted principally of net income of $5,334,000, plus depreciation and amortization of $4,136,000, write-off of in-process technology of $2,506,000, provision for doubtful accounts and sales returns of $2,417,000, and an increase in accounts payable and accrued expenses of $3,830,000, partially offset by increases in accounts receivable and inventories of $3,828,000 and $1,169,000, respectively.

Net cash used in investing activities in fiscal 1999 was $6,366,000 which consisted of an increase in short term investments of $5,943,000 offset by purchases of property and equipment of $7,586,000, and intangible assets of $4,723,000 both of which includes the purchase of certain assets from Orbit Semiconductor.

Net cash used in financing activities in fiscal 1999 was $277,000, which consisted of repurchases of the Company's common stock in the amount of $559,000 partially offset by proceeds from exercises of stock options of $282,000.

As of March 31, 1999, the Company's working capital was $42,809,000, which included approximately $29,556,000 in cash, cash equivalents and short-term investments.

The Company anticipates that the available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements through the end of fiscal 2000. The Company expects to spend approximately $3,000,000 for capital acquisitions during fiscal year 2000.

Year 2000 Issues.

Background. The Company is aware of the issues associated with the programming code in existing computer systems and software products as the millennium (year 2000) approaches. The "Year 2000" or "Y2K" problem is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or could cause them to fail. As a result, many companies' software, computer systems and other equipment may need to be reprogrammed or replaced in order to comply with such "Y2K" requirements.

Assessment.   The Y2K problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company has been reviewing its internal computer programs and systems to ensure that they will be Y2K compliant in a timely manner. It is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for Y2K compliance. The Company's Y2K readiness program is divided into five major sections, namely; Enterprise Resource Planning (ERP) Systems, PC Systems and Applications, Shop Floor Control System, the Facilities Systems, and Third Party Suppliers and Customers. The inventory and priority assessment phases of each section of the programs have been completed. The testing phases of the program are being performed by the Company. It is anticipated that all reprogramming efforts will be completed by September 30, 1999. For the other sections, a six month safety net has been built into our Y2K readiness program to allow for any possible unplanned or unscheduled occurrence that may need to be remedied prior to the millennium. As a part of the Y2K readiness program, the Company has purchased and is implementing a Shop Floor Control System called MESA software from Camstar Systems, Inc. This will replace the existing work in process tracking system. Implementation of MESA is on schedule and is expected to be completed by mid-1999. Remaining business software programs and computer systems are expected to be Y2K compliant through the Y2K readiness program including those supplied by vendors or they will be retired. It is important to note that Supertex, Inc. products are not date sensitive.

Suppliers and Customers. As part of the Y2K readiness program, the Company has identified primary vendors, service providers and customers that are believed to be critical to its business operations. Steps are being undertaken to reasonably ascertain their stage of Y2K readiness through questionnaires, interviews and other available means. The process of evaluating these third party business partners began on July 1, 1998 and is scheduled for completion by mid-1999, with follow-up reviews scheduled through the remainder of 1999. However, the Company has limited or no control over the actions of these third parties. Thus, while the Company does not anticipate any significant Y2K problems, there can be no assurance that these third party entities will resolve any or all Y2K problems before the occurrence of a material disruption to the Company or any of its customers. Any failure of these third parties to resolve their Y2K problems in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

Costs. It is currently estimated that the aggregate cost of the Company's Y2K project is approximately $1,200,000 including the cost of implementing the new Shop Floor Control System, MESA, estimated to be approximately $700,000, substantially all of which would be capitalized. Other non-Y2K information technology projects have not been materially delayed or impacted by the Company's Y2K initiatives.

Contingency Plans. The Company is currently developing contingency plans intended to mitigate possible disruption in business operations that may result from the Y2K issue. The Company's objective is to complete its initial contingency planning by June 30, 1999. Contingency plans may include increasing inventory levels of raw materials, securing alternate sources of supply and distribution, accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel, additional staffing, manual workarounds and other appropriate measures.

Risks. The Company's Y2K readiness program is an ongoing process and the risk assessments and estimates of costs and completion dates for the various components of the Y2K readiness program described above are forward looking
statements and are subject to change.   Factors that may cause changes include
among others the continued availability and cost of programming and testing resources, ability to identify and remediate all Y2K problems, the timely implementation of Y2K ready systems, the timely conversion by third parties of their equipment and proprietary software, and unanticipated problems identified in the ongoing compliance review. Although preliminary estimates indicate that the Y2K issue will not have a material impact on the Company, there can be no assurance that the Y2K issues, due to the above factors or other unforeseen consequences, will not have a material adverse effect on the Company's business, financial condition and operating results.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities. The Company has no holdings of derivative or commodity instruments. The fair value of the Company's investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. The Company anticipates interest on cash balances for 1999 to be approximately $1,500,000 at an estimated average interest rate of 5%.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and Financial Statement Schedule are listed in Item 14 of this report.


Supplementary Quarterly Financial Data:


                                                       Quarters Ended
                                                       --------------
                                Mar 31,  Dec 31, Sep 30, Jun 30, Mar 31, Dec 31, Sep 30, Jun 30,
                                1999     1998    1998    1998    1998    1997    1997    1997
                                -------  ------- ------- ------- ------- ------- ------- -------
(Unaudited)                                 (in thousands, except per share amounts)

Statement of Operations Data:

Net sales ..................   $13,053  $12,017 $12,650 $13,001 $12,923 $13,857 $13,613 $12,313
Costs of sales .............     8,887    6,565   6,508   6,907   7,065   7,496   7,468   6,680
Income (loss) from operations   (2,934)   2,447   2,879   2,901   2,795   3,156   3,117   2,623
Income (loss) before
provision for income taxes...   (2,593)   3,046   3,349   3,342   3,289   3,588   3,488   2,994

Net income (loss)............  $(1,287) $ 2,204 $ 2,210 $ 2,207 $ 2,171 $ 2,368 $ 2,302 $ 1,976
Net income (loss) per share:
        Basic ...............  $ (0.11) $  0.18 $  0.18 $  0.18 $  0.18 $  0.20 $  0.19 $  0.16
        Diluted .............  $ (0.11) $  0.18 $  0.18 $  0.18 $  0.17 $  0.19 $  0.19 $  0.16


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

                                PART IV

Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:
                                                                   Page No.
1.   Report of PricewaterhouseCoopers L.L.P., Independent
     Accountants......................................................... 16
2.   Consolidated Financial Statements:
         Consolidated Balance Sheets at March 31, 1999 and 1998.......... 17
         For the three years ended March 31, 1999, 1998, and 1997:
              Consolidated Statements of Income and Comprehensive Income. 18
              Consolidated Statements of Shareholders' Equity............ 19
              Consolidated Statements of Cash Flows...................... 20
         Notes to Consolidated Financial Statements...................... 21
3. Financial Statement Schedule. The following Financial Statement Schedule of Supertex, Inc., is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Supertex.
         Schedule for fiscal years ended March 31, 1999, 1998, and 1997:
         II      Valuation and Qualifying Accounts....................... 29

All other schedules have been omitted since the required information is not present or it is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including notes thereto.

4. Exhibits. The exhibits listed in the accompanying EXHIBIT INDEX are filed as part of this annual report.

                                Supertex, Inc.
                Exhibits pursuant to item 601 of regulation S-K

Exhibit                                 Description
Number

2.1 Agreement for purchase and sale of assets, dated January 16, 1999 by and between Supertex, Inc. and Orbit Semiconductor.*

-------------------
* Incorporated herein by reference to the Company's Current Report on Form 8-K dated January 19, 1999 filed with the Commission on February 12, 1999 in which this exhibit bears the same number.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      SUPERTEX, INC.


Dated:  June 16, 1999                                 /s/ Henry C. Pao
                                                      ----------------
                                                      Henry C. Pao, President,
                                                      Principal Financial and
                                                      Accounting Officer


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

Signature               Title                                   Date

/s/ Henry C. Pao	President, Principal Executive and	June 16, 1999
----------------        Financial Officer and Director
(Henry C. Pao)



/s/ Richard E. Siegel	Executive Vice President and Director	June 16, 1999
---------------------
(Richard E. Siegel)



/s/ Benedict C. K. Choy	Senior Vice President and Director	June 16, 1999
-----------------------
(Benedict C. K. Choy)



/s/ Yunni Pao           Director                                June 16, 1999
-------------
(Yunni Pao)



/s/ Frank C. Pao        Director                                June 16, 1999
----------------
(Frank C. Pao)

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors and
Shareholders of Supertex, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the consolidated financial position of Supertex, Inc. and its subsidiary at March 31, 1999 and March 31, 1998, and the results of their consolidated operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed on the index appearing under Item 14(a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/PRICEWATERHOUSECOOPERS LLP
San Jose, California
April 23, 1999

                                SUPERTEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                        March 31,
                                                        ---------
                                                    1999          1998
                                                    ----          ----
ASSETS
Current Assets:
        Cash and cash equivalents.............    $ 28,190      $ 24,556
        Short term investments................       1,366         6,956
        Trade accounts receivable, net of
        allowances of $1,020 in 1999 and $700
        in 1998...............................      10,860         9,784
        Other accounts receivable.............         657           322
        Inventories...........................      11,330        10,263
        Deferred income taxes.................       1,862         2,181
        Prepaid expenses......................         453           218
                                                  --------      --------
                Total current assets..........      54,718        54,280
Property, plant and equipment, net............      15,946        12,349
Intangible assets, net .......................       2,072            --
Deferred income taxes.........................       1,853            --
                                                  --------      --------
TOTAL ASSETS .................................    $ 74,589      $ 66,629
                                                  ========      ========

LIABILITIES
Current Liabilities:
        Trade accounts payable................    $  6,835      $  3,436
        Accrued salaries, wages and employee
        benefits..............................       3,162         3,086
        Income taxes payable..................          --         1,080
        Other accrued liabilities.............         714           359
        Deferred revenue on shipments to
        distributors..........................       1,198         1,451
                                                  --------      --------
                Total current liabilities.....      11,909         9,412
                                                  --------      --------

Commitments (Note 7)

SHAREHOLDERS' EQUITY
	Preferred stock, no par value --
        10,000 shares authorized, none
        outstanding...........................          --            --
	Common stock, no par value -- 30,000
        shares authorized; issued and
        outstanding 12,099 shares in 1999
        and 12,097 shares in 1998.............      20,895        20,713
	Accumulated other comprehensive
        income................................         356            --
        Retained earnings.....................      41,429        36,504
                                                  --------      --------
                Total shareholders' equity....      62,680        57,217
                                                  --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....    $ 74,589      $ 66,629
                                                  ========      ========


See accompanying Notes to Consolidated Financial Statements.

                                SUPERTEX, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share amounts)


                                                Year Ended March 31,
                                                --------------------
                                               1999       1998      1997
                                               ----       ----      ----

Net sales...............................   $  50,721 $  52,706 $  48,935
                                           --------- --------- ---------
Costs and expenses:
    Costs of sales......................      28,867    28,709    26,073
    Research and development............       7,195     5,582     5,306
    Selling, general and administrative.       6,860     6,724     6,226
    Write-off of in process technology..       2,506        --        --
                                           --------- --------- ---------
        Total costs and expenses........      45,428    41,015    37,605
                                           --------- --------- ---------
Income from operations..................       5,293    11,691    11,330
Other income:
    Interest income.....................       1,981     1,666     1,430
    Other income(expense), net..........        (130)        2        63
                                           --------- --------- ---------
        Income before provision for
        income taxes....................       7,144    13,359    12,823
Provision for income taxes..............       1,810     4,542     4,103
                                           --------- --------- ---------
        Net income......................       5,334     8,817     8,720
Other comprehensive income:
    Change in unrealized gain ..........         356        --        --
                                           --------- --------- ---------
        Comprehensive income............    $  5,690 $   8,817 $   8,720
                                           ========= ========= =========
Net income per share:
    Basic...............................    $   0.44 $    0.73 $    0.73
                                           ========= ========= =========
    Diluted.............................    $   0.44 $    0.71 $    0.70
                                           ========= ========= =========
Shares used in per share computation:
    Basic...............................      12,077    12,074    12,026
                                           ========= ========= =========
    Diluted.............................      12,225    12,380    12,509
                                           ========= ========= =========

See accompanying Notes to Consolidated Financial Statements.


                                                  SUPERTEX, INC.
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  (in thousands)

                                                    Accumulated
                                   Common Stock       Other
                                   ------------    Comprehensive Retained Shareholders'
                                  Shares    Amount    Income     Earnings    Equity
                                  ------    ------ ------------- -------- -------------
Balance, March 31, 1996 ........  11,936   $18,709  $    --      $19,954    $ 38,663
    Stock options exercised ....     156       760       --           --         760
    Stock repurchased       ....     (45)      (72)      --         (489)       (561)
    Tax benefit from exercise of
    stock options...............      --       905       --           --         905
    Net income..................      --        --       --        8,720       8,720
                                  -----------------------------------------------------
Balance, March 31, 1997 ........  12,047    20,302       --       28,185      48,487
    Stock options exercised ....      97       439       --           --         439
    Stock repurchased       ....     (47)      (80)      --         (498)       (578)
    Tax benefit from exercise of
    stock options...............      --        52       --           --          52
    Net income      ............      --        --       --        8,817       8,817
                                  -----------------------------------------------------
Balance, March 31, 1998 ........  12,097    20,713       --       36,504      57,217
    Stock options exercised ....      63       286       --           --         286
    Stock repurchased       ....     (61)     (104)      --         (459)       (563)
    Tax benefit from exercise of
    stock options...............      --        --       --           50          50
    Change in unrealized holding
    gains and losses............      --        --      356           --         356
    Net income      ............      --        --       --        5,334       5,334
                                  -----------------------------------------------------
Balance, March 31, 1999 ........  12,099   $20,895  $   356    $  41,429   $  62,680
                                  ======   =======  =======    =========   =========

See accompanying Notes to Consolidated Financial Statements.

                                    SUPERTEX, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)

                                                               Year Ended March 31,
                                                               --------------------
                                                              1999      1998      1997
                                                              ----      ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................   $  5,334  $  8,817  $  8,720
                                                           --------  --------  --------
Non-cash adjustments to net income:
   Depreciation and amortization........................      4,135     2,669     2,163
   Write-off of in-process technology...................      2,506        --        --
   Provision for doubtful accounts and sales returns....      2,417     1,573     2,054
   Provision for excess and obsolete inventories........      1,300       277       256
   Loss on disposal of assets...........................         --        11         2
   Deferred income taxes................................     (1,533)     (347)     (593)
Changes in operating assets and liabilities:
   Accounts receivable..................................     (3,828)   (2,188)   (3,641)
   Inventories..........................................     (2,367)   (1,291)   (2,251)
   Prepaid expenses.....................................       (235)      200      (244)
   Trade accounts payable and accrued expenses..........      3,830       203      1284
   Income taxes payable.................................     (1,029)      966       430
   Deferred revenue on shipments to distributors........       (253)      374       344
                                                           --------  --------  --------
Total adjustments.......................................      4,943     2,447      (196)
                                                           --------  --------  --------
Net cash provided by operating activities...............     10,277    11,264     8,524
                                                           --------  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets...........................     (4,723)       --        --
Purchases of property and equipment.....................     (7,586)   (3,276)   (7,452)
Purchases of short term investments.....................    (41,175)  (27,613)  (33,275)
Proceeds from maturities  of short term investments.....     47,118    25,152    35,059
                                                           --------  --------  --------
Net cash used in investing activities...................     (6,366)   (5,737)   (5,668)
                                                           --------  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised.................................        282       375       763
Stock repurchased.......................................       (559)     (512)     (561)
                                                           --------  --------  --------
Net cash provided by (used in) financing activities.....       (277)     (137)      202
                                                           --------  --------  --------

NET INCREASE IN CASH AND CASH EQUIVALENTS...............      3,634     5,390     3,058


CASH AND CASH EQUIVALENTS:
   Beginning of year....................................     24,556    19,166    16,108
                                                           --------  --------  --------
   End of year..........................................  $  28,190    24,556 $  19,166
                                                           --------  --------  --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Tax benefit from exercise of stock options............         50        52       902
  Stock tendered for exercise of stock options..........         --        64        --

See accompanying Notes to Consolidated Financial Statements.

                                SUPERTEX, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business The Company designs, manufactures and markets custom and standard semiconductor products.

Principles of Consolidation The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Fiscal Period The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31. The Company's fiscal years in the accompanying financial statements have been shown ending on March 31. Fiscal years 1999, 1998, and 1997 all comprise 52 weeks.

Use of Estimates in Preparation of the Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Risks and Uncertainties The Company's business is concentrated in the high voltage semiconductor components industry, which is rapidly changing, highly competitive and subject to competitive pricing pressures. The Company's operating results may experience substantial period-to-period fluctuations due to these factors, including the cyclical nature of the semiconductor industry, the changes in customer requirements, the timely introduction of new products, the Company's ability to implement new capabilities or technologies, its ability to manufacture efficiently, its reliance on subcontractors and vendors, and the general economic conditions.

Cash and Cash Equivalents The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Short Term Investments   Short term investments, which are classified as
available-for-sale, consist principally of commercial papers that mature within one year and are stated at cost, which approximates fair market value. Unrealized holding gains and losses are reflected at a net amount in a separate component of the Statement of Shareholders' Equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

Inventories Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. The Company's inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence when estimating amounts required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term.

Property, Plant and Equipment Property and equipment are stated at cost and generally depreciated using accelerated methods over estimated useful lives of five years. Building and building improvements are recorded at cost and are depreciated on a straight-line basis over the useful life of the building. Leasehold improvements are recorded at cost and are amortized on a straight-line basis over the lesser of the related lease term or the estimated useful life of the assets. The Company reviews for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized.

                                SUPERTEX, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Intangible Assets Other intangible assets arose as part of the Asset Purchase Agreement with Orbit Semiconductor. Other intangible assets consist of purchased technology and assembled workforce, which are being amortized on a straight-line basis over their estimated useful lives of two years and five years, respectively.

The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset's net book value over its remaining life can be recovered through projected undiscounted future cash flows. Intangible assets consist of the following at March 31, 1999 (in thousands):

	Purchased Technology 		$1,735
        Assembled Workforce                482
                                        ------
                                         2,217
        Less accumulated amortization     (145)
                                        ------
                                        $2,072
                                        ======

Revenue Recognition Net sales are stated net of allowance. Revenue from direct sales to end-user customers is recognized upon shipment of product. Sales to distributors are made primarily under arrangements allowing limited price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, the Company defers recognition of such sales and the related costs of sales until the merchandise is sold by distributors to their end-user customers.

Net Income per Share. Basic earnings per share ("EPS") is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the basic and diluted EPS calculations.

                                                    Fiscal Year Ended
                                                         March 31,

                                                1999       1998      1997
                                                ----       ----      ----
BASIC:
Weighted average shares outstanding
for the period                                12,077     12,074    12,026
Net income                                   $ 5,334   $  8,817  $  8,720
                                             -------   --------  --------
Net income per share                         $  0.44   $   0.73  $   0.73
                                             -------   --------  --------

DILUTED:
  Weighted average shares outstanding
  for the period                              12,077     12,074    12,026
  Common stock equivalents                       148        306       483
                                             -------   --------  --------
Total common and common equivalent shares     12,225     12,380    12,509
                                             -------   --------  --------
Net income                                   $ 5,334    $ 8,817   $ 8,720
                                             -------   --------  --------
Net income per share                         $  0.44    $  0.71   $  0.70
                                             -------   --------  --------



Options to purchase the Company's common stock of 515,446 shares at prices between $8.875 - $16.75, 200,600 shares at prices between $13.875 - $19.875, and 32,700 shares at prices between $17.50 - $19.875 in fiscal 1999, 1998, and 1997, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common stock.

Concentration of Credit Risk The Company sells its semiconductor products in North America, Europe and the Pacific Rim to numerous customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances for potential credit losses are maintained and such losses historically have not been material. Substantially all of the Company's cash, cash equivalents and short term investments are held at four major financial institutions domiciled in the United States.

                                SUPERTEX, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Income Taxes The Company utilizes the liability method to account for income taxes where deferred tax assets or liabilities are determined based on the temporary differences between the bases used for financial versus tax reporting of assets and liabilities, using tax laws and rates in effect for the year in which the differences are expected to affect taxable income. The realizability of deferred tax assets is based on expectations about future taxable income.

Fair Value of Financial Instruments Carrying amounts of certain of the Company's financial instruments including cash, cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities.

Comprehensive Income   The Company has adopted the provisions of Statement of
Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The statement requires the disclosure of comprehensive income and its components in a full set of general purpose financial statements or on the statement of operations. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income.

Recent Accounting Pronouncements In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Earlier application is allowed as of the beginning of any quarter beginning after issuance. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial position or results of operations.

2.	INVENTORIES  (in thousands):

                                            March 31,
                                         1999            1998
                                         ----            ----
Finished goods...............      $    3,534      $    2,919
Work-in-process..............           7,099           6,200
Raw materials................             697           1,144
                                   ----------      ----------
                                   $   11,330      $   10,263
                                   ==========      ==========



3.	PROPERTY AND EQUIPMENT  (in thousands):

                                             March 31,
                                         1999            1998
                                         ----            ----
Machinery and equipment ......      $  28,936       $  21,597
Leasehold improvements  ......          2,374           2,175
Building......................          1,968           1,968
Furniture and fixtures  ......            118              70
                                   ----------      ----------
                                       33,396          25,810
Less accumulated depreciation
& amortization................        (18,275)        (14,286)
                                   ----------      ----------
                                       15,121          11,524
Land..........................            825             825
                                   ----------      ----------
                                    $  15,946       $  12,349
                                   ==========      ==========

                                SUPERTEX, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4. ACQUISITION OF FACILITY (in thousands):

In February 1999, the Company acquired certain assets related to the six-inch fabrication facility of Orbit Semiconductor for a total cash purchase price of approximately $10,000,000 including direct costs incurred. The allocation of the purchase price was based on estimated fair values of the assets on February 1, 1999 (in thousands):

Property and equipment            $ 5,277
Purchased technology                1,735
Assembled workforce                   482
In-process technology               2,506
                                  -------
                                  $10,000
                                  =======

The amounts allocated to purchased technology and assembled workforce were determined through known valuation techniques in the high technology industry. The value assigned to in-process technology was determined by identifying development projects for which technological feasibility had not been established and estimating the expected cash flows from the projects once commercially feasible. These cash flows were discounted back to their present value and a percentage of completion discount was applied to the calculation. The technological feasibility of the in-process technology had not been established and had no alternative future use. Accordingly, the entire
$2.5 million has been charged to operations in the fourth quarter of fiscal
1999.

5.  INCOME TAXES

The components of the provision for income taxes for fiscal years ended March 31, 1999, 1998 and 1997 are as follows (in thousands):

                                            March 31,
                                        1999     1998     1997
                                        ----     ----     ----
Federal - current   ...........      $ 3,226  $ 4,223  $ 4,128
Federal - deferred  ...........       (1,304)    (333)    (540)
                                     -------- -------- --------
                                       1,922    3,890    3,588
                                     -------- -------- --------
State - current ...............          117      666      568
State- deferred ...............         (229)     (14)     (53)
                                     -------- -------- --------
                                        (112)     652      515
                                     -------- -------- --------
                                     $ 1,810  $ 4,542  $ 4,103
                                     ======== ======== ========

Substantially all of the Company's revenue is taxable in the United States. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:


                                        1999    1998    1997
                                        ----    ----    ----
Statutory provision...................   34%     35%     35%
State tax, net of federal benefits....    5%      4%      4%
Tax credits...........................   (6%)    (3%)    (3%)
Benefit of foreign sales corporations.   (4%)    (3%)    (3%)
Other.................................   (4%)     1%     (1%)
                                        ----    ----    ----
                                         25%     34%     32%
                                        ====    ====    ====

Income taxes of $4,891,000, $4,226,000, and $4,265,000 were paid during fiscal 1999, 1998, and 1997, respectively.

                                SUPERTEX, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The components of the deferred tax assets are as follows (in thousands):

                                                          March 31,
                                                        1999     1998
Deferred tax assets:                                    ----     ----
        Depreciation and Amortization .........      $ 1,853  $    --
        Accrued benefits.......................          337      362
        Inventory allowances...................          561      342
        Accrued liabilities....................          433      312
        State deferred taxes
        (net of federal benefits)..............           31      182
        Deferred revenue on shipments to
        distributors...........................          457      568
	Allowances for doubtful accounts and sales
        returns................................          (66)     (80)
        Other..................................          109      495
                                                     -------  -------
                Total deferred tax assets........    $ 3,715  $ 2,181
                                                     =======  =======

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

6.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan -- The Company has a discretionary profit sharing plan for the benefit of eligible employees. Related expenses were $914,000, $1,299,000, and $1,259,000 in fiscal 1999, 1998, and 1997, respectively.

Savings and Retirement Plan -- The Supertex Savings and Retirement Plan allows for employee savings intended to qualify under the provisions of
Section 401 of the Internal Revenue Code. Employees having at least three months of permanent service may make pretax contributions of 1% to 20% of qualified compensation, with the Company matching certain percentages of employee contributions, all of which are 100% vested. In fiscal years 1999, 1998, and 1997, the Company's matching contributions were $189,000, $180,000, and $160,000, respectively.

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

A total of 1,925,715 shares of the Company's common stock were reserved for issuance under the 1991 Plan. Options granted under the Plan are granted at the fair market value of the Company's common stock on the date of grant and generally expire 7 years from the date of grant or at termination of service, whichever occurs first. The options generally are exercisable beginning one year from date of grant and generally vest over a five-year period.

                                SUPERTEX, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Activity under the Option Plan is as follows (in thousands, except share and per share data):


                                                                                        Weighted
                               Available                     Options Outstanding        Average
                                  for                        -------------------        Exercise
                                 Grant       Shares      Price Per Share      Amount     Price
                               ---------   -----------  ----------------     -------    --------
Balance, March 31, 1996         781,275       861,950   $ 2 3/4 - 12 5/4     $ 5,274     $ 6.12

        Granted                (364,300)      364,300     9 7/8 - 12           4,859     $13.34

        Exercised                            (156,360)    2 3/4 - 11 3/4        (760)    $ 4.88

        Canceled                 63,000       (63,000)    2 3/4 - 17 1/2        (687)    $10.86
                               ---------   -----------                       -------
Balance, March 31, 1997         479,975     1,006,890     2 3/4 - 19 7/8       8,686     $ 8.63

        Granted                (378,300)      378,300    10 5/8 - 15 1/4       4,526     $11.96

        Exercised                             (96,770)    2 3/4 - 16 1/2        (439)    $ 4.54

        Canceled                276,860      (276,860)    3     - 19 7/8      (3,604)    $13.02
                               ---------   -----------                       -------
Balance, March 31, 1998         378,535     1,011,560     2 3/4 - 16 3/4       9,169     $ 9.06

        Granted                (430,500)      430,500     9 5/8 - 11           4,656     $10.82

        Exercised                             (63,000)    2 3/4 - 10 1/8        (286)    $ 4.55

        Canceled                 93,700       (93,700)    2 7/8 - 16 3/4      (1,177)    $12.57
                               ---------   -----------                       -------
Balance, March 31, 1999          41,735     1,285,360   $ 2 3/4 -$16 3/4     $12,361     $ 9.06
                               =========   ===========                       =======


Stock Compensation -- The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the 1991 Stock Option Plan. Had compensation cost for the Option Plan been determined based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, the Company's net income and net income per share for the years ended March 31, 1999 and 1998 would have been reduced to the pro forma amounts indicated below (in thousands except per share data):


                                          1999           1998        1997
                                          ----           ----        ----
Net Income          As reported         $5,334         $8,817      $8,720

                    Pro forma           $4,261         $7,894      $8,002


Dillutive Earnings  As reported         $ 0.44         $ 0.73      $ 0.70
per share
                    Pro forma             0.36         $ 0.65      $ 0.65


The weighted average fair value of options granted during fiscal 1999, 1998 and 1997 was $5.89 per share, $4.94 per share, and $6.87 per share, respectively. All options were granted at market price of the Company's common stock on the date of grant. The Company made option grants prior to fiscal 1996, the effective disclosure date of SFAS 123. Therefore, the pro forma disclosures may not be representative of the effects on reported net income or earnings-per-share for future years.

The fair value of each option grant for the Option Plan is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions by year:

                                          1999          1998        1997
                                          ----          ----        ----
Risk-free interest rate                   5.00%         5.38%       5.53%

Expected term of option from vest date    0.61          0.53        0.54

Expected volatility                      61.00%        50.30%      61.50%

Expected dividend yield                     --            --          --

                                SUPERTEX, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The options outstanding and currently exercisable by exercise price under the Option Plan at March 31, 1999 are as follows:

                                Options Outstanding                 Options Exercisable
                     ----------------------------------------------------------------------------------
                                   Weighted-Average
Range of Exercise      Number         Remaining        Weighted-Average     Number     Weighted-Average
     Prices          Outstanding   Contractual Life    Exercise Price    Outstanding   Exercise Price
-------------------------------------------------------------------------------------------------------
 $2.750 - $9.375       395,760          2.55               $ 6.29            287,900        $ 5.78
 $9.500 - $10.750      497,300          6.43               $10.62             36,680        $10.40
$11.000 - $12.000      349,300          5.83               $11.44             41,840        $11.73
$12.375 - $16.750       43,000          5.16               $13.77             16,080        $13.28
-----------------    ---------          ----               ------            -------        ------
 $2.750 - $16.750    1,285,360          5.03               $ 9.62            382,500        $ 7.19



7.	COMMITMENTS

Facilities Operating Leases

The Company leases its four-inch manufacturing facility under an operating lease that expires in 2001, from a corporation owned by one of the Company's directors. Under the lease, the Company is responsible for maintenance costs, including real property taxes, utilities and other costs. As part of the acquisition of the Orbit's six inch wafer fabrication operation, the Company is also leasing under an operating lease that expires on April 30, 2004 with two (2) options to extend the term of the Lease, each for a period of five (5) years. Monthly rent during the entire term is $67,977.80 without adjustment. The Company is responsible for maintenance costs, including real property taxes, utilities, insurance and other costs. Future minimum lease payments at March 31, 1999 are as follows (in thousands):

	                        Fiscal Year
                   2000    2001    2002    2003    2004     Total
                ------- -------   -----   -----   -----   -------
                $ 1,204 $ 1,171   $ 816   $ 816   $ 816   $ 4,823

Rental expenses, net of sublease, were approximately $462,000, $ 315,000, and $321,000 (net of sublease income of $49,000, $49,000, and $105,000) in fiscal years 1999, 1998, and 1997, respectively. Of the total rental expenses paid, $375,000, $362,000 and $352,000 were paid to the Company's director in fiscal 1999, 1998 and 1997, respectively.

Operating Equipment Lease

Following the acquisition of the six inch wafer fabrication facility, the Company assumed an existing equipment operating lease from Orbit Semiconductor. This operating lease consists of four different lease schedules representing four groups of equipment. Operating lease expenses were approximately $129,000 in fiscal year 1999. Aggregate future minimum lease payments at March 31, 1999 are as follows ( in thousands):

	                        Fiscal Year
                        2000    2001    2002     Total
                     ------- -------  ------   -------
                     $ 1,262 $ 1,091   $ 650   $ 3,003

                                SUPERTEX, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.  SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS131) effective March 31, 1999. SFAS 131 establishes standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. Comparative information has been provided for prior years. The Company operates in one business segment.

The Company's principal markets are in the United States, Europe and Asia. Following is a summary of the geographic information related to revenues and information related to significant customers for the years ended March 31, 1999, 1998 and 1997:

      (in thousands)                 1999        1998       1997
                                     ----        ----       ----
      Revenues
        United States              $24,608     $24,595    $23,770
        Europe                      11,379      10,732      8,038
        Asia                        12,215      13,338     13,730
        Other                        2,519       4,041      3,397
                                   -------     -------    -------
          Total Revenue            $52,540     $54,608    $51,506
                                   =======     =======    =======

International sales are entirely comprised of export sales.


Significant Customers

One distributor accounted for approximately 16%, 19%, and 18% of net sales in fiscal 1999, 1998, and 1997, respectively.

The Company's assets are located in the United States. The Company does not segregate information related to operating income generated by its export sales.

                                                                   SCHEDULE II


                                SUPERTEX, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                         Balance at   Charged to               Balance at
                                         Beginning    Costs and   Write-Off    End
                                         of Period    Expenses    of Accounts  of Period

Year ended March 31, 1997
        Allowance for sales returns........ $  434    $ 2,020     $ 2,077      $  377
        Allowance for doubtful accounts....    125         34          11         148
        Inventory allowances...............    559        256         171         644

Year ended March 31, 1998
        Allowance for sales returns........ $  377    $ 1,333     $ 1,167      $  543
        Allowance for doubtful accounts....    148        240         231         157
        Inventory allowances...............    644        277          47         874

Year ended March 31, 1999
        Allowance for sales returns........ $  543    $ 1,932     $ 2,102      $  373
        Allowance for doubtful accounts....    157        485          (5)        647
        Inventory allowances...............    874      1,300         727       1,447


                                SUPERTEX, INC.
                                EXHIBIT INDEX

(The Registrant will furnish to any shareholders who so request a copy of this Annual Report on Form 10-K and any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing such information.)

Exhibit     Exhibit Description

2.1* Agreement for purchases and sale of assets by and between Supertex, Inc. and Orbit Semiconductor dated January 16, 1999.

3.1**       Restated Articles of Incorporation of Registrant filed May 21,
            1980.

3.2**       Certificate of Amendment of Articles of Incorporation filed April
            16, 1981.

3.3** Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

3.4*****    Bylaws of Registrant, as amended.

10.2** Lease for 1225 and 1231 Bordeaux Drive, Sunnyvale, California, dated January 25, 1991, between Fortuna Realty Company, as Lessor, and Registrant, as Lessee.

10.2a Lease for 71 Vista Montana, San Jose, California, dated December 7, 1988, between Sobrato Development Companies #871, a California Limited Partnership, as Lessor, and Paradigm Technology, Inc., a California Corporation, as Lessee.

10.2b Lease Assignment agreement for 71 Vista Montana, San Jose, California, dated February 1, 1999 among Orbit Semiconductor, as seller, Sobrato Development Companies #871, as landlord, and Supertex, Inc., as buyer.

10.2c Master Lease Agreement #06714-00300 dated September 15, 1995 between NationsBanc Leasing Corporation, as Lessor, and Orbit Semiconductors, Inc., as lessee.

10.2d Transfer and Assumption Agreement for leased equipment located at 71 Vista Montana, San Jose, California dated January 22, 1999 by and among Orbit Semiconductor, Inc., as Transferor, Supertex, Inc., as Transferee, and NationsBanc Leasing Corporation, as Lessor.

10.6** 1981 Stock Option Plan, as amended, with form of stock option agreement.

10.6a*****  1991 Stock Option Plan, as amended, with form of stock option agreement.

10.7**      Profit Sharing Plan.

10.21*** Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

10.22****   Agreement with Texas Instruments Inc. dated May 31, 1991.(1)

23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1        Power of Attorney.

27.1        Financial Data Schedule.

* Incorporated by reference to the exhibit of the same number filed with current report on form 8-K dated January 19, 1999.

** Incorporated by reference to exhibit of same number of Registrant's
   Registration Statement on Form S-1 (File No. 2-86898), which became effective December 6, 1983.

*** Incorporated by reference to exhibit filed with Quarterly Report on Form 10-Q for period ended October 1, 1988.

**** Incorporated by reference to exhibit filed with Annual Report on Form 10-K for year ended March 31, 1991.

***** Incorporated by reference to exhibit included in Registrant's
      Registration Statement on Form S-8 (File No. 33-43691) which became effective September 1, 1995.

(1) Confidential treatment of portions of this exhibit was granted by order dated August 12, 1991.