Form 10-Q
period 1999-06-30
SUPERTEX INC
filed 1999-07-30
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C.  20549

FORM 10-Q

(MARK ONE)
(x)     Quarterly Report Pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 1934

	     For the quarterly period ended June 30, 1999

				 or

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

		       Yes  (X)        No  ( )

As of July 15, 1999, 12,092,568 shares of the Registrant's common stock were issued and outstanding.

		   Total number of pages:  12

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

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations ..................     8

			PART II - OTHER INFORMATION

Item 6.  Exhibits, Financial Statement Schedule
	 and Reports on Form 8-K ..............................     11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

				SUPERTEX, INC.
		       CONSOLIDATED STATEMENTS OF INCOME
				 (unaudited)
		    (in thousands, except per share amounts)
						       Three-months Ended,
							    June 30,
							   ----------
						      1999         1998
						      ----         ----

Net sales                                           $ 16,297     $ 13,001
						    --------     --------
Cost and expenses:
 Cost of sales                                        10,741        6,907

 Research and development                              2,835        1,501

 Selling, general and administrative                   1,492        1,692
						    --------     --------
  Total costs and expenses                            15,068       10,100
						    --------     --------
Income from operations                                 1,229        2,901

 Interest income                                         415          470

 Other income (expense), net                             (48)         (29)
						    --------     --------
  Income before provision for income taxes             1,596        3,342

Provision for income taxes                               527        1,135
						    --------     --------
  Net income                                         $ 1,069      $ 2,207
						    ========     ========
Net income per share:

  Basic                                              $  0.09      $  0.18
						    ========     ========
  Diluted                                            $  0.09      $  0.18
						    ========     ========
Shares used in per share computation

  Basic                                               12,082       12,098
						    ========     ========
  Diluted                                             12,212       12,322
						    ========     ========

See accompanying Notes to Consolidated Financial Statements.

			    SUPERTEX, INC.
		     CONSOLIDATED BALANCE SHEETS
			      (unaudited)
					      Jun. 30, 1999    Mar. 31, 1999
					      -------------    -------------
						      (in thousands)
ASSETS

Current Assets:
 Cash and cash equivalents                         $ 20,436        $ 28,190

 Short term investments                              10,050           1,366

 Trade accounts receivable,
  net of allowances of $1,012 and $1,020             12,440          10,860

 Other accounts receivable                              714             657

 Inventories                                         12,731          11,330

 Deferred income taxes                                1,862           1,862

 Prepaid expenses                                       286             453
						   --------        --------
    Total current assets                             58,519          54,718

Property and equipment, net                          15,119          15,946

Long-term receivables					 41              --

Intangibles assets, net				      1,815           2,072

Deferred Income Taxes                                 1,853	      1,853
				                   --------        --------

    TOTAL ASSETS                                   $ 77,347        $ 74,589
						   ========        ========

LIABILITIES
Current liabilities:
 Trade accounts payable				   $  7,986        $  6,835

 Accrued salaries, wages and employee benefits        3,882 	      3,162

 Income taxes payable                                   519              --

 Other accrued liabilities                              416             714

 Deferred revenue on shipments to distributors        1,065           1,198
						   --------        --------
    Total current liabilities                        13,868          11,909
						   --------        --------
SHAREHOLDERS' EQUITY

 Preferred stock, no par value --
   10,000 shares authorized, none outstanding            --              --

 Common stock, no par value -- 30,000 shares
   authorized; issued and outstanding
   12,077 and 12,099 shares in 1998                  20,949          20,895

 Accumulated other comprehensive income                 358             356

 Retained earnings                                   42,172          41,429
						   --------        --------
  Total shareholders' equity                         63,479          62,680
						   --------        --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 77,347        $ 74,589
						   ========        ========

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
	       CONSOLIDATED STATEMENTS OF CASH FLOWS
		    (unaudited, in thousands)
						      Three Months Ended
						      -----------------
					      June 30, 1999     June 30, 1999
					      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $  1,069          $  2,207
						   --------          --------
Non-cash adjustments to net income:

    Depreciation and amortization                     1,461               772

    Provision for doubtful accounts
     and sales returns                                  350               254

    Provision for excess and obsolete inventories       297              (161)

Changes in operating assets and liabilities:

    Trade and other receivables                      (2,028)              855

    Inventories                                      (1,698)             (167)

    Prepaid expenses                                    167                13

    Trade accounts payable and accrued expenses       1,573              (671)

    Income taxes payable                                519             1,054

    Deferred revenue on shipments to distributors      (133)             (165)

        					    --------          --------
Total adjustments                                       508             1,784
						    --------          --------
Net cash provided by operating activities             1,577             3,991
						    --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                    (377)             (732)

Purchases of short term investments                  (8,682)          (11,400)

Proceeds from maturities of
   short term investments                                --             6,000

Other                                                    --                58
						    --------          --------

Net cash used in investing activities                (9,059)           (6,074)
						    --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock options exercised                                132                25

 Repurchase of stock                                   (404)               --
						     -------           -------
Net cash used in financing activities                  (272)               25
						     -------           -------
NET DECREASE IN CASH AND
CASH EQUIVALENTS                                     (7,754)           (2,058)

CASH AND CASH EQUIVALENTS:

 Beginning of period                                 28,190            24,556
						   --------          --------
 End of period                                     $ 20,436          $ 22,498
						   ========          ========

See accompanying Notes to Consolidated Financial Statements.

			  SUPERTEX, INC.
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
------
In the opinion of management, the unaudited financial statements for the three months ended June 30, 1999 and 1998 include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of financial condition and results of operations for those periods in accordance with generally accepted accounting principles.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements of Supertex, Inc. for the fiscal year ended March 31, 1999, which were included in the Annual Report on Form 10-K (File Number 0-12718).

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2
------


Inventories consisted of (in thousands):
					      Dec. 31, 1998    March 31, 1998
					      -------------   --------------
							(unaudited)
Finished goods ..............................       $ 3,650          $ 3,534

Work-in-process .............................         7,813            7,099

Raw materials ...............................         1,268              697
						    -------          -------
						    $12,371          $11,330
						    =======          =======

Note 3
------

Net Income per Share: Basic earnings per share ("EPS") is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the basic and diluted EPS calculations.


			     For Three-months Ended,
			     -----------------------
				       June 30,
		                       --------
				  1999         1998
				  ----         ----
BASIC:
Weighted average shares
  outstanding for the period    12,082       12,098
Net income                     $ 1,069      $ 2,207
			      --------     --------
Net income per share           $  0.09      $  0.18
			      ========     ========

DILUTED:
Weighted average shares
  outstanding for the period    12,082       12,098
Common stock equivalents           130          224
				------       ------
Total common and common
  equivalent shares             12,212       12,322
				------       ------
Net income                     $ 1,069      $ 2,207
			       -------      -------
Net income per share           $  0.09      $  0.18
			       =======      =======


		  SUPERTEX, INC.
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4
------

Comprehensive Income: The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The statement requires the disclosure of comprehensive income and its components in a full set of general purpose financial statements or on the statement of operations. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that are excluded from net income in accordance with generally accepted accounting principles. There are no material differences between comprehensive income and the net income.


Note 5
------

Recent Accounting Pronouncements: In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position and that the corresponding gains or losses be reported either in the statement of operation or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Earlier application is allowed as of the beginning of any quarter beginning after issuance. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial position or results of operations.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Certain Factors: This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Actual future results could differ materially from those discussed here and elsewhere in this report. Factors that could affect future results include general economic conditions, both in the United States and foreign markets, economic conditions specific to the semiconductor industry, risks associated with customer concentration, the successful integration of the newly acquired wafer fabrication facility and other risks associated with this acquisition, the Company's timely introduction of new products, its ability to enhance existing products, its ability to implement new capacities or technologies, its ability to meet the continually changing requirements of its customers, its ability to manufacture efficiently, its ability to control costs, and its ability to maintain and enhance relationships with its assembly and test subcontractors and independent distributors and sales representatives.

Concentration of Credit Risk: The Company sells its semiconductor products in North America, Europe and the Pacific Rim to numerous customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances for potential credit losses are maintained and such losses historically have not been material. Substantially all of the Company's cash, cash equivalents and short term investments are held at four major financial institutions domiciled in the United States.

Results of Operations

Net Sales: Net sales for the quarter ended June 30, 1999 were $16,297,000, a 25% increase from $13,001,000 of the same quarter last year. This sales increase was primarily due to our recently acquired foundry business through the fab acquisition.

In this quarter, approximately 35% of the Company's net sales were derived from customers outside the United States. All of the Company's sales to international customers were denominated in U.S. currencies. There was no currency exchange exposure, however as the U.S. dollar continues to be strong against other currencies, many international customers requested and received modest price concessions.

Gross Profit: The Company's gross profit for the quarter was $5,556,000, compared with $6,094,000 in the same quarter last year. As a percent of net sales, gross margin for the quarter was 34%, a 13% decrease from when compared with the same quarter last fiscal year. The gross profit was adversely affected by the extra overhead absorption of the two fabs, including the double declining depreciation of the physical assets of the new fab.

Research and Development: Research and development expenses increased 89% to $2,835,000 for the quarter ended June 30, 1999 as compared with $1,501,000 for the same quarter of last year. As a percent of sales, research and development expenditures increase to 17% compared to 12% for the same quarter last year. The increase was primarily due to a non-recurring payment of $1,350,000 to Orbit Semiconductor, Inc. under a process development agreement. This is the final payment to Orbit for assisting Supertex in accelerating the process transfer to the recently acquired six-inch fab from Supertex's existing four-inch fab which is scheduled to close by the end of this fiscal year.

Selling, General and Administrative: Expenses for selling, general and administrative were lower at $1,492,000, or 9% of net sales for the quarter ending June 30, 1999 as compared with $1,692,000, 13%, in the same quarter of last fiscal year. The dollar decrease in this category was primarily due to a decrease in bad debt expenses.

Interest and Other Income (Expense): Interest and other income (expense) for this period were $367,000 compared with $441,000 last year. There were less funds available for investment due to the cash used in the acquisition of the new fab facility.

Provision for Income Taxes: The Company's effective tax rate for the three months ended June 30, 1999 was at 33% compared to 34% of the same period last year.

Overview: Total assets grew to $77,347,000 as of June 30, 1999 up from $74,589,000 from quarter ending March 31, 1999. The increase is due to a favorable operating results for the quarter.

Liquidity and Capital Resources: On June 30, 1999, the Company had $30,486,000 in cash, cash equivalents, and short term investments, compared with $29,556,000 on March 31, 1999. This increase is mostly due to positive cash flow from operating activities of $1,577,000 consisting principally of net income of $1,069,000.

Net cash used in investing activities in the first quarter of 1999 was $9,059,000 which consisted primarily of purchases of short term investments.

Net cash used in financing activities was $272,000 which consists primarily of funds used for stock repurchase of $404,000 offset by proceeds from exercises of stock options.

The Company anticipates that available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements through the end of fiscal year 2000.

Year 2000 Issues.

Background: The Company is aware of the issues associated with the programming code in existing computer systems and software products as the millennium (year 2000) approaches. The "Year 2000" or "Y2K" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause them to fail. As a result, many companies' software, computer systems and other equipment may need to be reprogrammed or replaced in order to comply with such "Y2K" requirements.

Assessment:   The Y2K problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company has been reviewing its internal computer program and systems to ensure that they will be Y2K compliant in a timely manner. It is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for Y2K compliance. The Company's Y2K readiness program is divided into five major sections, namely; Enterprise Resource Planning (ERP) Systems, PC Systems and Applications, Shop Floor Control System, the Facilities Systems, and Third Party Suppliers and Customers.
The inventory and priority assessment phases of each section of the program have been completed. The testing phases of the program are being performed by the Company. It is anticipated that all reprogramming efforts will be completed by September 30, 1999. For other sections, a safety net has been built into our Y2K readiness program to allow for any possible unplanned or unscheduled occurrence that may need to be remedied prior to the millennium. As part of the Y2K readiness program, the Company has purchased and is implementing a Shop Floor Control System ("MESA") software, from Camstar Systems, Inc. This will replace the existing work in process tracking system. Implementation of MESA is on schedule and is expected to be completed by the second fiscal quarter of this year. Remaining business software programs and computer systems are expected to be Y2K compliant through the Y2K readiness program including those supplied by vendors. Any business software programs and computer systems that are not Y2K compliant will be retired before the millennium.
It is important to note that Supertex, Inc. products are not date sensitive.

Suppliers and Customers: As part of the Y2K readiness program, the Company has identified primary vendors, service providers and customers that are believed to be critical to business operations. Steps are being undertaken to reasonably ascertain their stage of Y2K readiness through questionnaires, interviews and other available means. The process of evaluating these third party business partners began on July 1, 1998 and was completed in June, 1999. Follow-up reviews are scheduled throughout the remainder of 1999. However, the Company has limited or no control over the actions of these third parties. Thus, while the Company does not anticipate any significant Y2K problems relating to these parties, there can be no assurance that these third party entities will resolve any or all Y2K problems before the occurrence of a material disruption to the Company or any of its customers. Any failure of these third parties to resolve their Y2K problems in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

Costs: It is currently estimated that the aggregate cost of the Company's Y2K project is approximately $1,200,000 including the cost of implementing MESA, estimated to be approximately $700,000, substantially all of which would be capitalized. Other non-Y2K information technology projects have not been materially delayed or impacted by the Company's Y2K initiatives.

Contingency Plans: The Company is currently developing contingency plans intended to mitigate possible disruption in business operations that may result from the Y2K issue. The Company's initial contingency plan was completed on June 30, 1999. Contingency plans may include increasing inventory levels of raw materials, securing alternate sources of supply and distribution, accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel, additional staffing, manual workarounds and other appropriate measures.

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

Date:  July 28, 1999

			      By:     /s/ Henry C. Pao
				      ---------------------------
				      Dr. Henry C. Pao, President
				      (Principal Executive and
				       Financial Officer)