Form 10-Q
period 1999-09-30
SUPERTEX INC
filed 1999-10-25
CIK 730000

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


FORM 10-Q


(MARK ONE)
(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1999

                                    or

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

                           Yes (X)         No ( )

As of October 13, 1999, 12,138,468 shares of the Registrant's common stock were issued and outstanding.


                         Total number of pages:  12

                               SUPERTEX, INC.
			QUARTERLY REPORT - FORM 10Q


Table of Contents                                                    Page No.
-----------------                                                    --------

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
          Consolidated Statements of Income............................  3
          Consolidated Balance Sheets..................................  4
          Consolidated Statements of Cash Flows........................  5
          Notes to Consolidated Financial Statements...................  6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................  8


                          PART II- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders........... 11
Item 6.  Exhibits, Financial Statement Schedule and Reports
         on Form 8-K................................................... 11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                SUPERTEX, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)
                    (in thousands, except per share amounts)
                                       Three-months Ended,  Six-months Ended,
                                          September 30,        September 30,
                                          -------------        -------------
                                         1999      1998       1999      1998
                                         ----      ----       ----      ----

Net sales                              $16,737   $12,650    $33,034   $25,651
                                       -------   -------    -------   -------
Cost and expenses:

  Cost of sales                         10,725     6,508     21,466    13,415
  Research and development               1,724     1,478      4,560     2,979
  Selling, general and administrative    1,609     1,785      3,101     3,477
                                       -------   -------    -------   -------
   Total costs and expenses             14,058     9,771     29,127    19,871
                                       -------   -------    -------   -------
Income from operations                   2,679     2,879      3,907     5,780
  Interest income                          360       483        775       953
  Other income (expense), net              (76)      (13)      (124)      (42)
                                       -------   -------    -------   -------
   Income before provision               2,963     3,349      4,558     6,691
   for income taxes
Provision for income taxes                 978     1,139      1,504     2,274
                                       -------   -------    -------   -------
    Net income                         $ 1,985   $ 2,210    $ 3,054   $ 4,417
                                       =======   =======    =======   =======
Net income per share:
    Basic                              $  0.16   $  0.18    $  0.25   $  0.37
                                       =======   =======    =======   =======
    Diluted                            $  0.16   $  0.18    $  0.25   $  0.36
                                       =======   =======    =======   =======
Shares used in per share computation:

   Basic                                12,109    12,066     12,096    12,082
                                       =======   =======    =======   =======
   Diluted                              12,474    12,258     12,343    12,290
                                       =======   =======    =======   =======

See accompanying Notes to Unaudited Consolidated Financial Statements

                                SUPERTEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                              Sep. 30, 1999   Mar. 31, 1999
                                              -------------   -------------

ASSETS

Current assets:
 Cash and cash equivalents                      $ 10,018        $ 28,190
 Short term investments                           21,463           1,366
 Trade accounts receivable,
  net of allowances of $1,051 and $1,020          13,150          10,860
 Other accounts receivable                           702             657
 Inventories                                      13,161          11,330
 Deferred income taxes                             1,862           1,862
 Prepaid expenses                                    604             453
                                                --------        --------
  Total current assets                            60,960          54,718

Property, plant and equipment, net                14,451          15,946
Intangibles assets, net                            1,574           2,072
Deferred Income Taxes                              1,853           1,853
                                                --------        --------
   TOTAL ASSETS                                 $ 78,838        $ 74,589
                                                ========        ========


LIABILITIES
Current liabilities:
 Trade accounts payable                         $  6,563        $  6,835
 Accrued salaries, wages and employee benefits     3,765           3,162
 Income taxes payable                              1,190              --
 Other accrued liabilities                           327             714
 Deferred revenue on shipments to distributors     1,044           1,198
                                                --------        --------
  Total current liabilities                       12,889          11,909
                                                --------        --------

SHAREHOLDERS' EQUITY
 Preferred stock, no par value
  --10,000 shares authorized, none outstanding        --              --
 Common stock, no par value--30,000 shares
  authorized; issued and outstanding:
  12,136 shares and 12,099 shares                 21,337          20,895
 Accumulated other comprehensive income              455             356
 Retained earnings                                44,157          41,429
                                                --------        --------
  Total shareholders' equity                      65,949          62,680
                                                --------        --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 78,838        $ 74,589
                                                ========        ========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                                SUPERTEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                       Six Months Ended,
                                                       -----------------
                                                  Sep 30, 1999   Sep 30, 1998
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  3,054       $  4,417
                                                      --------       --------
Non-cash adjustments to net income:
  Depreciation and amortization                          2,931          1,668
  Provision for doubtful accounts and sales returns      1,242            895
  Provision for excess and obsolete inventories            526           (161)
Changes in operating assets and liabilities:
  Accounts and other receivables                        (3,578)           773
  Inventories                                           (2,357)            57
  Prepaid expenses                                        (151)            14
  Trade accounts payable and accrued expenses              (56)          (934)
  Income taxes payable                                   1,191            271
  Deferred revenue on shipments to distributors           (154)          (306)
                                                      --------       --------
Total adjustments                                         (406)         2,277
                                                      --------       --------
Net cash provided by operating activities                2,648          6,694
                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment                (938)        (1,011)
Purchases of short term investments                    (28,743)       (21,409)
Proceeds from maturities of short term investments       8,745          7,478
                                                      --------       --------
Net cash flow used in investing activities             (20,936)       (14,942)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES

Stock options exercised                                    523             82
Stock repurchased                                         (407)          (563)
                                                      --------       --------
Net cash provided by (used in) financing activities        116           (481)
                                                      --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (18,172)        (8,729)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                   28,190         24,556
                                                      --------       --------
  End of period                                       $ 10,018       $ 15,827
                                                      ========       ========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                                SUPERTEX, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1
------
In the opinion of management, the unaudited financial statements for the three and six months ended September 30, 1999 and 1998 include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of financial condition and results of operations for those periods in accordance with generally accepted accounting principles.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures (specifically, the footnotes) required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements of Supertex, Inc. for the fiscal year ended March 31, 1999, which were included in the Annual Report on Form 10-K (File Number 0-12718).

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2
------

Inventories consist of (in thousands):
                                         September 30, 1999    March 31, 1999
                                         ------------------    --------------

Finished goods..............................   $ 1,016            $ 3,534
Work-in-process.............................     9,196              7,099
Raw materials...............................     2,949                697
                                               -------            -------
                                               $13,161            $11,330
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


                               Three-months Ended     Six-months Ended
                               ------------------     ----------------
                                  September 30,          September 30,
                                  -------------          -------------
                                  1999     1998          1999     1998
                                  ----     ----          ----     ----
BASIC:

Net income                     $ 1,985  $ 2,210       $ 3,054  $ 4,417
                               =======  =======       =======  =======
Weighted average shares
  outstanding for the period    12,109   12,066        12,096   12,082
                               =======  =======       =======  =======

Net income per share           $  0.16  $  0.18       $  0.25     0.37
                               =======  =======       =======  =======

DILUTED:

Net income                     $ 1,985  $ 2,210       $ 3,054  $ 4,417
                               =======  =======       =======  =======
Weighted average shares
  outstanding for the period    12,109   12,066        12,096   12,082
Dilutive effect of stock
  options                          365      192           247      208
                               -------  -------       -------  -------
Total                           12,474   12,258        12,343   12,290
                               =======  =======       =======  =======

Net income per share           $  0.16  $  0.18       $  0.25  $  0.36
                               =======  =======       =======  =======


Note 4
------
Comprehensive Income: The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, ("SFAS No.130"), "Reporting Comprehensive Income". SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity.

The following are the components of comprehensive income (in thousands):

                                 Three-months Ended     Six-months Ended
                                    September 30,         September 30,
                                 ------------------     ----------------
                                   1999      1998        1999      1998
                                   ----      ----        ----      ----

Net income                        $1,985    $2,210      $3,054    $4,417
Unrealized gain on short term         97        45          99       103
  investment                      ------    ------      ------    ------
Comprehensive income              $2,082    $2,255      $3,153    $4,520
                                  ======    ======      ======    ======



The components of accumulated other comprehensive income are as follows
(in thousands):

                                  September 30, 1999    March 31, 1999
                                  ------------------    --------------

Unrealized gain on short term
  investment                            $455                $356



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

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors: This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Actual future results could differ materially from those discussed here and elsewhere in this report. Factors that could affect future results include general economic conditions, both in the United States and foreign markets, economic conditions specific to the semiconductor industry, risks associated with customer concentration, the successful integration of our two wafer fabs and other risks related to the product transfers from the old to the new fab, the Company's timely introduction of new products, its ability to enhance existing products, its ability to implement new capacities or technologies, its ability to meet the continually changing requirements of its customers, its ability to manufacture efficiently, its ability to control costs, and its ability to maintain and enhance relationships with its assembly and test subcontractors and independent distributors and sales representatives.

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

Results of Operations

Net Sales: Net sales for the quarter ended September 30, 1999 were $16,737,000, a 32% increase compared to $12,650,000 of the same quarter last year. For the six months ended September 30, 1999, net sales were $33,034,000 compared to $25,651,000 for the same period of the prior year, a 29% increase. The increases in sales for the quarter and year-to-date period are primarily due to the addition of the foundry business through the acquisition of the submicron fab on February 1, 1999 and the sales increases in our telecommunication sector.

Approximately 33% of the Company's net sales for this quarter and 34% for the six months were derived from customers outside the United States. All of the company's sales to international customers were denominated in U.S. currencies, therefore, there was no currency exchange exposure. However, if the US dollar continues to be strong against other currencies, international customers may request and receive modest price concessions, as they did in the past.

Gross Profit: As a percent of sales, the Company's gross margin for the three and six month periods ended September 30, 1999 was 36% and 35% respectively, compared with 49% and 48% for the same periods of the last fiscal year. The gross profit was adversely affected by the extra overhead absorption of the two fabs, the old four-inch fab and the six-inch fab acquired in February, 1999, including the accelerated depreciation of the physical assets of the new six-inch fab.

Research and Development: Research and development expenses increased 17% to $1,724,000 for the quarter ended September 30, 1999 as compared with $1,478,000 for the same quarter of last year. The increase in research and development expenditures in the second quarter is primarily due to the development of new mask sets for the transfer of products to the new fab. For the six months ended September 30, 1999, research and development increased 53% to $4,560,000 compared to $2,979,000 for the same period of last year. This increase is primarily due to the development of new mask sets and to a non-recurring payment of $1,350,000 to Orbit Semiconductor, Inc. under a process development agreement for assisting Supertex in accelerating the process transfer to the new fab.

Selling, General and Administrative: Expenses for selling, general and administrative were lower at $1,609,000 or 10% of net sales for the quarter ended September 30, 1999 as compared with $1,785,000, or 14% of net sales in the same quarter of last fiscal year. For six months ended
September 30, 1999, selling, general and administrative expenses were at 9% of net sales compared to 14% for the same period last year. The decrease in this category was due to a decrease in commissions as a result of lower commissionable sales and a decrease in bad debt expenses.

Interest and Other Income, Net: Interest and other income, net for the three and six month periods ended September 30, 1999 was $284,000 and $651,000, respectively. For the three and six month periods ended September 30, 1998, interest was $470,000 and $911,000, respectively. Other income for all periods is primarily from interest income on short-term investments. Reduced funds available for investment after the acquisition of the new fab caused the reduction in interest income.

Provision for Income Taxes: The Company's effective tax rate for the three- and six- months ending September 30, 1999 was at 33% compared to 34% for the same periods of last fiscal year.

Overview: Total assets grew to $78,838,000 as of September 30, 1999, up from $74,589,000 from quarter ending March 31, 1999. The increase is due to a favorable operating results for the first half of the fiscal year.

Liquidity and Capital Resources: On September 30, 1999, the Company had $31,481,000 in cash, cash equivalents, and short term investments, compared with $29,556,000 on March 31, 1999. This increase is mostly due to positive cash flow from operating activities of $2,648,000 consisting principally of net income of $3,054,000. Net cash used in investing activities as of the second quarter of fiscal year 2000 was $20,936,000 compared to $14,942,000 for the same period last year. Net cash used in short-term investment activities totaled $19,998,000 and $938,000 was used in the purchase of equipment. Net cash used in financing activities was $116,000. Repurchase of stocks accounted for $407,000, which was offset by proceeds from stock option exercises of $523,000. The Company anticipates that available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements through the end of the fiscal year 2000.



Year 2000 Issues.

Assessment:   The Year 2000 ("Y2K") problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company has been reviewing its internal computer programs and systems to ensure that they will be Y2K compliant in a timely manner. It is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for Y2K compliance. The Company's Y2K readiness program is divided into five major sections, namely; Enterprise Resource Planning ("ERP") Systems, PC Systems and Applications, Shop Floor Control System, the
Facilities Systems, and Third Party Suppliers and Customers. For the ERP Systems, the inventory and priority assessment phases have been completed. Testing and reprogramming phases are 90% completed and are expected to be completed during the earlier part of the next fiscal quarter. For the PC Systems and Applications, they have been assessed and tested, and are Y2K compliant. As a part of the Y2K readiness program, the Company purchased and implemented a Shop Floor Control System called MESA software from Camstar Systems, Inc. This system replaced the existing work in process tracking system. MESA systems implementation was completed during this quarter as scheduled. We will continue to monitor and adjust, as required, all major systems throughout the remainder of this year and into 2000. A safety period was built into our Y2K readiness program to prepare for possible unplanned and unscheduled occurrences that may need to be remedied prior to the 2000. During this period, we anticipate minimal Y2K activities allowing for the Company's management information services to work on any unforeseen issues that may arise. Remaining business software programs and computer systems are expected to be Y2K compliant through the Y2K readiness program including those supplied by vendors or they will be retired. It is important to note that Supertex, Inc. products are not date sensitive.

Suppliers and Customers: As part of the Y2K readiness program, the Company has identified primary vendors, service providers and customers that are believed to be critical to its business operations. Steps are being undertaken to ascertain their stage of Y2K readiness through questionnaires, interviews and other available means. The process of evaluating these third party business partners began on July 1, 1998 and was completed in June 1999, with follow-up reviews scheduled through the remainder of 1999. However, the Company has limited or no control over the actions of these third parties. Thus, while the Company does not anticipate any significant Y2K problems, there can be no assurance that these third party entities will resolve any or all Y2K problems before the occurrence of a material disruption to the Company or any of its customers. Any failure of these third parties to resolve their Y2K problems in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Contingency Plans: The Company is currently developing contingency plans intended to mitigate possible disruption in business operations that may result from the Y2K issue. The Company's objective is to complete its initial contingency planning by October 31, 1999. Contingency plans may include increasing inventory levels of raw materials, securing alternate sources of supply and distribution, accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel, additional staffing, manual workarounds and other appropriate measures.

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

Item 4. - Submission of Matters to a Vote of Security Holders

The Company's Annual Shareholders' Meeting was held on August 6, 1999 at 10:00 a.m., at which the following matters were acted upon:

                                          Votes    Votes Withheld/    Broker
Matter Acted Upon          Votes For     Against     Abstentions     Non-Votes
-----------------          ---------     -------   ---------------   ---------
1. Election of Directors
    Henry C. Pao          10,221,392           0       571,300               0
    Yunni Pao             10,216,042           0       576,650               0
    Benedict C.K. Choy    10,220,892           0       571,800               0
    Frank C. Pao          10,216,142           0       576,550               0
    Richard E. Siegel     10,215,892           0       576,800               0

2. Ratification of PricewaterhouseCoopers LLP as independent accountants for the Company for fiscal year ending April 1, 2000.
                          10,781,654       3,750         7,288               0

3. Reservation of an additional 900,000 shares for issuance under the Company's 1991 Stock Option Plan and the adoption of an annual option grant limit.
                           6,751,117   1,328,803        26,313       2,686,459


Item 6. - Exhibits and Reports on Form 8-K

          (a)   Exhibits

                27.1    Financial Data Schedule



                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUPERTEX, INC.
                               (Registrant)

Date: October 22, 1999


                             By:    /s/ Henry C. Pao
                                    --------------------------
                                    Henry C. Pao, Ph.D.
                                    President
                                   (Principal Executive and Financial Officer)