Form 10-Q
period 1999-12-31
SUPERTEX INC
filed 2000-02-08
CIK 730000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                                FORM 10-Q


(MARK ONE)
(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

            For the quarterly period ended December 31, 1999

or

(  )	Transition Report Pursuant to Section 13 or 15(d) of the Securities
and Exchange Act of 1934 (No Fee Required)

                      Commission File No. 0-12718


                             SUPERTEX, INC.
          (Exact name of Registrant as specified in its Charter)

California                                                          94-2328535
(State or other jurisdiction                    (IRS Employer Identification #)
of incorporation or organization)

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

                            Yes (X)         No

As of February 1, 2000, 12,224,684 shares of the Registrant's common stock were issued and outstanding.


                        Total number of pages:  10

                               SUPERTEX, INC.
			QUARTERLY REPORT - FORM 10Q


Table of Contents						Page No.

                      PART I - FINANCIAL INFORMATION

Item	1.	Financial Statements
                     Consolidated Statements of Income..............  3
                     Consolidated Balance Sheets....................  4
                     Consolidated Statements of Cash Flows..........  5
                     Notes to Consolidated Financial Statements.....  6
Item	2.	Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................  8

                      PART II- OTHER INFORMATION

Item	6.	Exhibits, Financial Statement Schedule and Reports
                on Form 8-K ........................................ 10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             SUPERTEX, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited)
                (in thousands, except per share amounts)


                                    Three-months Ended,     Nine-months Ended,
                                       December 31,            December 31,
                                       1999       1998        1999       1998
                                       ----       ----        ----       ----

Net sales                        $   17,709 $   12,017  $   50,743 $   37,668
Cost and expenses:

     Cost of sales                   11,065      6,565      32,531     19,980
     Research and development         1,583      1,483       6,143      4,462
     Selling, general and
     administrative                   1,939      1,522       5,044      4,999
                                     ------      -----      ------     ------
           Total costs and expenses  14,587      9,570      43,718     29,441
                                     ------      -----      ------     ------
Income from operations                3,122      2,447       7,025      8,227
        Interest income                 467        625       1,242      1,579
        Other income (expense), net      59        (26)        (65)       (69)
            Income before provision
            for income taxes          3,648      3,046       8,202      9,737
Provision for income taxes            1,204        842       2,707      3,116
            Net income           $    2,444 $    2,204   $   5,495  $   6,621

Net income per share:

        Basic                    $     0.20 $     0.18   $    0.45  $    0.55
        Diluted                  $     0.20 $     0.18   $    0.44  $    0.54

Shares used in per share computation:

        Basic                        12,121     12,055      12,104     12,073
        Diluted                      12,496     12,233      12,394     12,271


See accompanying Notes to Unaudited Consolidated Financial Statements.




                               SUPERTEX, INC.
                        CONSOLIDATED BALANCE SHEETS
                         (unaudited, in thousand)

                                                Dec. 31, 1999  Mar. 31, 1999

ASSETS

Current assets:
        Cash and cash equivalents                   $  11,140     $   28,190
        Short-term investments                         21,908          1,366
	Trade accounts receivable,
        net of allowances of $1,146 and $1,020         13,258         10,860
        Other receivables                                 916            657
        Inventories                                    14,034         11,330
        Deferred income taxes                           1,862          1,862
        Prepaid expenses                                  541            453
                                                      -------        -------
                Total current assets                   63,659         54,718

Property, plant and equipment, net                     15,751         15,946
Intangibles assets, net                                 1,333          2,072
Deferred income taxes                                   1,853          1,853
                                                      -------        -------
TOTAL ASSETS                                        $  82,596     $   74,589
                                                      =======        =======

LIABILITIES

Current liabilities:

        Trade accounts payable                      $   8,565     $    6,835
	Accrued salaries, wages and employee
        benefits                                        3,612          3,162
        Income taxes payable                              757             --
        Other accrued liabilities                         366            714
        Deferred income on shipments to distributors    1,103          1,198
                                                      -------        -------
                Total current liabilities              14,403         11,909
                                                      -------        -------


SHAREHOLDERS' EQUITY
	Preferred stock, no par value -
        10,000 shares authorized, none outstanding         --             --
        Common stock, no par value -
        30,000 shares authorized; issued and
        outstanding 12,132 and 12,099 shares           21,460         20,895
        Accumulated other comprehensive income            619            356
        Retained earnings                              46,114         41,429
                                                      -------        -------
                Total shareholders' equity             68,193         62,680
                                                      -------        -------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $   82,596     $   74,589

See accompanying Notes to Consolidated Financial Statements.


                            SUPERTEX, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (unaudited, in thousands)

                                                        Nine Months Ended
                                                Dec. 31, 1999    Dec. 31, 1998


CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                         $    5,495    $       6,621
Non-cash adjustments to net income:
        Depreciation and amortization                   4,320            2,608
	Provision for doubtful accounts
        and sales returns                               1,932            1,652
	Provision for excess and obsolete
        inventories                                       866              (33)
	Changes in operating assets and liabilities:
                Accounts and other receivables         (4,589)          (1,163)
                Inventories                            (3,570)             367
                Prepaid expenses                          (88)              12
		Trade accounts payable and
                accrued expenses                        1,832             (346)
                Income taxes payable                      757             (290)
		Deferred revenue on shipments
                to distributors                           (95)            (439)
                                                      --------         --------
Total adjustments                                       1,365            2,368
                                                      --------         --------
Net cash provided by operating activities               6,860            8,989
                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment             (3,386)          (1,373)
Purchases of short term investments                   (43,536)         (41,096)
Proceeds from maturities of short term investments     23,255           27,344
                                                      --------         --------
Net cash used in investing activities                 (23,667)         (15,125)
                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised                                   723              136
Repurchase of stock                                      (966)            (563)
                                                      --------         --------
Net cash used in financing activities                    (243)            (427)
                                                      --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (17,050)          (6,563)
CASH AND CASH EQUIVALENTS:
        Beginning of period                            28,190           24,556
                                                      --------         --------
        End of period                              $   11,140     $     17,993
                                                      ========         ========

See accompanying Notes to Consolidated Financial Statements.

                               SUPERTEX, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

In the opinion of management, the unaudited financial statements for the three and nine months ended December 31, 1999 and 1998 include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of financial condition and results of operations for those periods in accordance with generally accepted accounting principles.

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

Note 2

Inventories consisted of (in thousands):
                                        December 31, 1999       March 31, 1999

Finished goods.........................          $  3,466             $  3,534
Work-in-process........................             9,807                7,099
Raw materials..........................               761                  697
                                                 --------             --------
                                                 $ 14,034             $ 11,330
                                                 ========             ========

Note 3

Net Income per Share: Basic earnings per share ("EPS") is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts).


                                For Three-months Ended, For Nine-months Ended,
                                     December 31,            December 31,

                                       1999     1998         1999     1998
BASIC:

Net income                         $  2,444 $  2,204     $  5,495 $  6,621
                                   -------- --------     -------- --------
Weighted average shares
outstanding for the period           12,121   12,055       12,104   12,073
                                   ======== ========     ======== ========
Net income per share               $   0.20 $   0.18     $   0.45 $   0.55
                                   ======== ========     ======== ========


DILUTED:

Net income                         $  2,444 $  2,204     $  5,495 $  6,621
                                   -------- --------     -------- --------
Weighted average shares
outstanding for the period           12,121   12,055       12,104   12,073
Dilutive effect of stock options        375      178          290      198
                                   -------- --------     -------- --------
Total                                12,496   12,233       12,394   12,271
                                   -------- --------     -------- --------
Net income per share               $   0.20 $   0.18     $   0.44 $   0.54
                                   ======== ========     ======== ========

Note 4

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

                                         Three-months Ended  Nine-months Ended
                                             December 31,       December 31,

                                           1999      1998      1999     1998
Net income                               $2,444    $2,204    $5,495   $6,621
Unrealized gain on short term investment    164        75       261      178
                                         ------    ------    ------   ------
Comprehensive income                     $2,608    $2,279    $5,756   $6,799
                                         ======    ======    ======   ======

The components of accumulated other comprehensive income are as follows (in thousand):


                                           December 31, 1999  March 31, 1999

Unrealized gain on short term investment          $619              $356


Note 5

Recent Accounting Pronouncements: In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), 'Revenue Recognition in Financial Statements.' SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures. The accounting and disclosures prescribed by SAB 101 will be effective for the Company's fiscal year ended April 1, 2000.

In June 1998, the FASB issued Statement of Financial Accounting Standards
No. 133, ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS
No. 133 is effective for fiscal years beginning after June 15, 1999. Earlier application is allowed as of the beginning of any quarter beginning after issuance. The Company does not anticipate that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors: This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Actual future results could differ materially from those discussed here and elsewhere in this report. Factors that could affect future results include general economic conditions, both in the United States and foreign markets, economic conditions specific to the semiconductor industry, risks associated with customer concentration, the successful integration of our two wafer fabrication facilities, the Company's ability to introduce new products, its ability to enhance existing products, its ability to meet the continually changing requirements of its customers, its ability to manufacture efficiently, its ability to control costs, and its ability to maintain and enhance relationships with its assembly and test subcontractors and independent distributors and sales representatives.

Results of Operations

Net Sales: Net sales for the quarter ended December 31, 1999 were $17,709,000, a 47% increase compared to $12,017,000 of the same quarter last year. For the nine months ended December 31, 1999, net sales were $50,743,000 compared to $37,668,000 for the same period of the prior year, a 35% increase. The increases in sales for the three- and nine- months are primarily due to the addition of the foundry business resulting from the acquisition of the submicron wafer fabrication facility (fab) on February 1, 1999, as well as the increases in the core products, led by the imaging and medical electronics products.

Approximately 39% of the Company's net sales for third fiscal quarter and 36% for the nine month period were derived from international customers as compared to 55% for the comparable periods in the prior year. The drop in percentage of international sales is primarily due to the addition of foundry service sales, as a result of the submicron fab acquisition because all foundry service customers are in the U.S.. All of the Company's international sales were denominated in U.S.dollars.

Gross Profit: As a percent of sales, the Company's gross margin for the three- and nine- month periods ended December 31, 1999 was 38% and 36% respectively, compared with 45% and 47% for the same periods of the prior year. The gross profit was adversely affected by the extra overhead of operating two fabs, the old four-inch fab and the new six-inch fab acquired on February 1, 1999, including the accelerated depreciation of the capitalized assets of the new fab.

Research and Development: Research and development expenses increased 7% to $1,583,000 for the quarter ended December 31, 1999 as compared to $1,483,000
for the same quarter of the prior year.   The increase in research and
development expenditures is primarily due to the development of new mask sets for the transfer of core products from the old fab to the new fab. For the nine months ended December 31, 1999, research and development increased 38% to $6,143,000 compared to $4,462,000 for the same period of the prior year. The increase is primarily due to a non-recurring payment of $1,350,000 to Orbit Semiconductor, Inc. under a process development agreement for assisting Supertex to accelerate the process transfer to the new fab.

Selling, General and Administrative: Expenses for selling, general and administrative were $1,939,000 or 11% of net sales for the quarter ended December 31, 1999 as compared with $1,522,000 or 13% of net sales in the same quarter of the prior year. For nine months ended December 31, 1999, selling, general and administrative expenses were $5,044,000 or 10% of net sales compared to $4,999,000 or 13% for the same period of the prior year. The dollar increases in selling, general and administrative expenses for the three months were primarily due to increase in sales commission and bad debt reserve corresponding to higher net sales.

Interest and Other Income: Interest and other income, net for the three- and nine- month periods ended

December 31, 1999 was $526,000 and $1,177,000, respectively as compared to $599,000 and $1,510,000 for the same periods of the prior year. The decreases were primarily due to the use of cash for the purchase of the new fab.

Provision for Income Taxes: The Company's effective tax rate for the three- and nine- months ended December 31, 1999 were both 33% compared to 28% and 32% respectively for the same periods of the prior year.

Overview: Total assets grew to $82,596,000 as of December 31, 1999, up from $74,589,000 from the end of last fiscal year ended March 31, 1999. The increase is due to favorable operating results.

Liquidity and Capital Resources: On December 31, 1999, the Company had $33,048,000 in cash, cash equivalents, and short-term investments, compared with $29,556,000 on March 31, 1999. This increase is mostly due to positive cash flow from operating activities of $6,860,000 consisting principally of net income of $5,495,000. $3,386,000 was used over the nine months in the purchase of equipment primarily to add test capacity. Net cash used in financing activities was $243,000 (Repurchase of Company stocks accounted for $966,000, which was offset by proceeds from stock option exercises of $723,000). The Company anticipates that available funds and expected cash to be generated from operations will be sufficient to meet cash and working capital requirements through the end of the fiscal year 2000.

Year 2000 Issues.

Background: For over two years the Company has been aware of the issues associated with the programming code in existing computer systems and software products as the millennium (Year 2000) approaches. The "Year 2000" or "Y2K" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or could cause them to fail. As a result, many Companies' software, computer systems and other equipment may need to be reprogrammed or replaced in order to comply with such "Y2K" requirements.

Progress Report: The Company is pleased to confirm that no incident has been reported in relation to the Y2K compliance. All systems, as planned, have been working and are still working even though contingency plans have been in place at the change of the millennium as a precautionary measure in case any problem would occur as a result of Y2K.

As part of the Company's post millennium program, all systems' operational functions are closely monitored with strong emphasis placed on other critical dates such as February 29, 2000. A smooth transition into March 2000 is anticipated. The Company remains confident that it has and will continue to service its customers without interruption. It must be stressed that Supertex, Inc.'s products are not date sensitive.

As part of the year Y2K readiness program, the Company identified its primary vendors, service providers and customers that are believed to be critical to its business operations. Steps were taken to reasonably ascertain their Y2K readiness through questionnaires, interviews and other available means. To date there has not been any supplier related Y2K issues. The Company will continue to monitor its suppliers to assure that there will be noY2K related problem in their product delivery.

The Company's Y2K readiness program will continue to be an ongoing process to ward off any potential material impact on the Company and its operations. Supertex, Inc. started its Y2K readiness program over two years ago and has expended the necessary amount of time and resources to assure its customers that there would not be any adverse effect with its Y2K compliance.

PART II  -  OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

(a)   Exhibits

27.1	Financial Data Schedule


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUPERTEX, INC.
                               (Registrant)

Date: February 12, 2000

                                        By:    /s/ Henry C. Pao
                                               --------------------
                                               Henry C. Pao, Ph.D.
                                               President
                                              (Principal Executive and
                                               Financial Officer)