Form 10-K
period 2000-03-31
SUPERTEX INC
filed 2000-06-20
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K
(MARK ONE)
(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the Fiscal Year Ended
        March 31, 2000
                                 or
(  )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        and Exchange Act of 1934 For the transition period from _______ to ________
                     Commission File No. 0-12718

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

                    Yes (X)                     No ( )

The aggregate market value of the voting stock held by non- affiliates of the registrant as of May 15, 2000, was $287,513,000 based on the closing price reported for such date. Shares of common stock held by officers, directors and other persons who may be deemed "affiliates" of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares outstanding of the Registrant's common stock as of May 15, 2000, were 12,261,724.

Documents Incorporated by Reference: Part III incorporates by reference portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on August 18, 2000 (the "Proxy Statement").

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.

                     Exhibit Index is on Page 32
                     Total number of pages is 34

                            (BLANK PAGE)

SUPERTEX, INC.
ANNUAL REPORT - FORM 10K

Table of Contents

                                                              Page No.

                               PART I

Item  1.Business............................................. 4
Item  2.Properties........................................... 8
Item  3.Legal Proceedings.................................... 9
Item  4.Submission of Matters to a Vote of Security Holders.. 9


                               PART II

Item  5.Market for Registrant's Common Equity and Related
        Shareholder Matters.................................. 9
Item  6.Selected Consolidated Financial Data................. 9
Item  7.Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................10
Item 7A.Quantitative and Qualitative Disclosure about Market
        Risk.................................................15
Item  8.Financial Statements and Supplementary Data..........15
Item  9.Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure..................15


                              PART III

Item  10.Directors and Executive Officers of the Registrant..15
Item  11.Executive Compensation..............................16
Item  12.Security Ownership of Certain Beneficial Owners and
         Management..........................................16
Item  13.Certain Relationships and Related Transactions......16


                               PART IV

Item  14.Exhibits, Financial Statement Schedule and Reports
         on Form 8-K.........................................16


Signatures...................................................17

                               PART I


Item 1.  Business

Supertex, Inc. ("Supertex" or the "Company") is a technology-based producer of high voltage analog and mixed signal semiconductor components. It designs, develops, manufactures, and markets integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. With respect to its DMOS transistor products, the Company has maintained an established position in key products for telecommunication and automatic test equipment industries. Supertex has been an industry leader in high voltage integrated circuits (HVCMOS AND HVBiCMOS), which take advantage of the best features of CMOS, bipolar, and DMOS technologies and integrate them into the same chip. They are used by the flat panel display, printer, medical ultrasound imaging, telephone, telecommunications and instrumentation industries.

The Company markets its products through direct sales personnel, independent sales representatives and distributors in the United
States and abroad, primarily to electronic equipment manufacturers.

The Company was incorporated in California in October 1975 and conducted an initial public offering of its Common Stock in December 1983. Its executive offices are located at 1235 Bordeaux Drive, Sunnyvale, California 94089, and its principal manufacturing facilities are located at 1225/1231 Bordeaux Drive, Sunnyvale, California 94089 and at 71 Vista Montana, San Jose, California 95134. Supertex also maintains four direct field offices located in: (1) New York; (2) Texas; (3) The United Kingdom; and (4) Germany. The telephone number of its headquarters is (408) 744-0100. The Company's mailing address is 1235 Bordeaux Drive, P.O.Box 3607, Sunnyvale, California 94088-3607.

Products

Supertex offers semiconductor products that interface between the low voltage computer logic signal world and the high voltage requirements of the real analog world. Most of our products use mixed signal technologies. We supply standard and custom interface products primarily for the following three market groups:

  The Telecommunications Group consists of interface products used in telephone handsets, solid state relays, modems, fax, ISDN, networking, PABX, and PCMCIA cards, as well as diagnostic, curbside, set-top and central office equipment. In addition, they are used in military radio frequency and microwave communication applications.
  The Imaging Group consists of interface products for Flat Panel Displays and Non-impact Printers and Plotters. The flat panel display product family is sold to customers using Electro-Luminescent (EL), Plasma, Vacuum Fluorescent, Plasma- addressed LCD, Ferro-electric LCD, and Field Emission Display (FED) technologies. There is also a family of products for driving EL panels to back-light displays in hand-held instruments, such as cellular phones, PDAs, pagers, HPCs, and meters. The printer product family is used in ink-jet and electrostatic types of printers and plotters, which are mostly high end products, with full color capability, high resolution and high speed output. The Medical Electronics Group consists of products primarily for ultrasound diagnostic imaging equipment as well as selected portable instrumentation applications.

Supertex has been a leading provider of products to these specific markets, therefore we have been able to work very closely with key customers to define new products by determining future market needs. Such close collaboration has produced a wide range of leading edge new products for Supertex and has allowed our customers to quickly develop new and more advanced products for their markets.

In the DMOS transistor product line, Supertex focuses on certain niches such as very low threshold and low leakage devices which are most suitable for telecommunication, automatic test equipment, and hand-held applications where these features justify a premium. The
DMOS transistor products also serve as predecessors to a fully integrated solution such as high voltage integrated circuits.

Research and Development

Supertex incurred expenses of $8,468,000, $7,195,000, and $5,582,000 on research and development activities during fiscal years 2000, 1999, and 1998, respectively. Research and development activities in fiscal 2000 continued at the rate of over thirty new product projects per year.

We believe that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in research and development. We focus our efforts on designing new products with existing process technologies while also developing
new process technologies to be used for future products.   We
continuously strive to effectively monitor and control our research and development programs in order to obtain better performance and greater technological achievements at lower costs.

Manufacturing

Manufacturing operations include wafer fabrication, limited assembly and packaging, product testing, and quality control.

We subcontract most of our standard component packaging and limited testing to independent assemblers, principally in Thailand, Malaysia, the Philippines, and Taiwan. A specialized assembly area is also maintained at our manufacturing facilities to package engineering prototypes, to ensure high priority deliveries, and to assemble high reliability circuits required in military and other high reliability applications. After assembly, packaged units are shipped back to our facility or to testing subcontractors for final product testing. Quality control is performed at our headquarters before shipment to customers. Although our off-shore assembly and test subcontractors have not experienced any serious work stoppages, the political situation in these countries could be volatile. Any prolonged work stoppage or other inability to assemble products would have a material adverse impact on our operating results although we have qualified assemblers in different countries to reduce risk. Furthermore, economic risks, such as changes in tariff or freight rates or interruptions in air transportation, could adversely affect our operating results.

As a result of our acquisition on February 1, 1999 of the six inch wafer fabrication (fab) facility in San Jose, California from Orbit Semiconductor, a subsidiary of the DII Group, we believe that we are well-positioned to fulfill our wafer manufacturing capacity needs for the near future. Since the acquisition, we have ramped up the production volume of the new fab consisting of foundry wafers and correspondingly ramped down the production volume of our old fab. Our current goal is to complete the conversion before the end of the FY2001 at which time we may sell the equipment in the old fab and sublet the space.

The availability of blank silicon wafers has improved considerably in the past years. Assembly packages and other raw materials we use in the manufacturing of our products are obtainable from several suppliers. Some of these materials were in short supply in prior years, but recently the supply of these materials appears to be plentiful and subject to competitive pricing pressure. However, any future shortage of supply would have a material adverse effect on our operating results. As is typical in the semiconductor industry, we must allow for lead times in ordering certain materials and services and often commit to volume purchases to obtain favorable pricing concessions and resource allocations.


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

Sales

We market our standard and custom products in the United States and abroad through our direct sales and marketing personnel in our headquarters, as well as through independent sales representatives and distributors supported by our field sales managers out of our sales offices in New York, Texas, the United Kingdom, and Germany.

Export sales are made primarily through independent distributors to customers in Western Europe and the Far East, and represented 36%, 51%, and 53% of net sales in fiscal years 2000, 1999, and 1998, respectively. Exports to the Far East are largely to customers in Japan. Export sales are denominated only in U.S. dollars. Although export sales are subject to certain governmental commodity controls and restrictions for national security purposes, we have not had any material adverse effects on our business or financial results because of these limitations.

In fiscal 2000, two customers Microtek and Dii Semiconductor accounted for 12% and 11% of net sales respectively. Sales to Microtek made up 16% and 19% of net sales for fiscal 1999 and 1998, respectively. We have no long-term production agreement with Microtek. Normal terms and conditions of sale apply, which include a 60-day notice of cancellation and charges for work-in-process for cancellations of less than 60 days from shipment. Outstanding accounts receivable from Microtek and Dii Semiconductor accounted for 10% and 17% of gross accounts receivable as of March 31, 2000, respectively. While we maintain a good relationship with Microtek, Inc. and Dii Semiconductor, a breakdown in that relationship could materially and adversely affect our business and financial results.

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. While we endeavor to minimize the required inventory on hand and consider technological obsolescence when estimating amounts required such estimates may be inaccurate and are subject to change.

Revenue from direct sales to end-user customers is recognized upon shipment of products. Sales to distributors are made primarily under arrangements allowing limited price protection and the right of stock rotation on merchandise unsold by the distributors.
Because of this uncertainty associated with pricing concessions and possible returns, we defer recognition of such sales and the related costs of sales until the merchandise is sold by distributors to their end-user customers. Material miscalculation in amounts reported by distributors could have a materially adverse effect on our business and financial results.

Backlog

Our backlog at March 31, 2000 was approximately $25,938,000, compared with $17,139,000 and $15,339,000 at March 31, 1999 and
1998, respectively. 1We expect that all of the current backlog will be shipped in fiscal 2001. Customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. For those reasons, we believe that backlog is not meaningful in predicting our actual net revenue for any future period.

Competition

Because of our market niches, market statistics are not generally available for many of our products. Competition in general among manufacturers of semiconductor components and discrete transistors is intense. Many of our domestic and foreign competitors have larger facilities, financial, technical, and personnel resources, and more diverse product lines. Factors such as product prices, product performance, diversity of product lines, delivery capabilities, and the ability to adapt to rapid technological change to develop new and improved products are the principal methods of competition in the industry. We believe we are a leader in important segments of our product families where we have a technological and/or cost advantage and that we are generally competitive with respect to these factors.

Patents and Licenses

We hold numerous United States patents which will expire between 2000 to 2018 and we have applications for additional patents pending. Although we believe that our patents may have value, there can be no assurance that our patents or any additional patents that may be obtained in the future will provide meaningful protection from competition. We believe that our success depends primarily on the experience, creative skills, technical expertise, and marketing ability of our personnel rather than on the ownership of patents. Patents may, however, be useful for cross-license purposes and have served the Company well in the past.

Supertex is not aware that any of its products infringe on any valid patent or other proprietary rights of third parties but it cannot be certain that they do not do so. If infringement is alleged, there can be no assurance that the necessary licenses could be obtained, or if obtained, would be on terms or conditions that would not have a material adverse effect on the Company.

Employees

At March 31, 2000, we had 399 full time employees. Many of our employees are highly skilled, and our continued growth and success will depend in part on our ability to attract and retain such employees. At times, we as well as other semiconductor manufacturers experience difficulty in hiring and retaining sufficient numbers of skilled personnel.

We believe that the compensation, benefits, and incentives offered to our employees are competitive with those generally offered throughout the semiconductor industry. There are no collective bargaining agreements between us and our employees, and there has been no work stoppage due to labor difficulties. The Company considers its employee relations to be good.



Executive Officers of the Company


Name                  Position with the Company           Age  Officer Since
----------------------------------------------------------------------------
Henry C. Pao          President, Principal Executive       62   1976
                      and Financial Officer

Richard E. Siegel     Executive Vice President             54   1982

Benedict C. K. Choy   Senior Vice President, Technology
                      Development, and Secretary           54   1976

Dennis E. Kramer      Vice President, Materials            58   1996

William Numann        Vice President, Standard Products    43   1997

William P. Ingram     Vice President, Wafer Fab Operations 52   1999

Franklin Gonzalez     Vice President, Process Technology   49   1999

Michael Lee           Vice President, I.C. Design          45   1999



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

President since November 1988. He has been a Director since 1988. Previously, he worked at Signetics Corporation, Fairchild Semiconductor, Ford Instrument and Grumman Aircraft Corporation. Mr. Siegel is also a member of the Board of Directors for All American Semiconductor (NASD: SEMI). All American Semiconductor, headquartered in Florida, is a national distributor of electronic components manufactured by others and is a major distributor for Supertex. Mr. Siegel has a B.S. degree in Mechanical Engineering from City College of New York, augmented with Electrical Engineering courses from Brooklyn Polytechnic Institute, New York.

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

William Numann joined Supertex in June 1997, as Vice-President of
Standard Products. Previously, Mr. Numann worked at Siliconix for twelve years. He has a B.S. degree in Electrical Engineering and an MBA, both from Rensseleaer Polytechnic Institute, New York.

William P. Ingram joined Supertex five years ago as its Director of Wafer Fab Operations. Prior to joining Supertex, he was Vice President of Technology Development at Crosspoint Solutions, before which he held management positions at Fairchild and National Semiconductor. He began his career at National after receiving his BS in Electrical Engineering with honors from the North Carolina State University.

Franklin Gonzalez joined Supertex in November 1990 as a Process Development Manager. In 1994, he was promoted to Director of Process Technology. Prior to joining Supertex, he held various R&D management positions spanning over seventeen years with such companies as ECI Semiconductor, Telmos and Harris Semiconductor where he began his career. He has a Ph.D. in Electrical Engineering from the University of Florida and a Masters in Electrical Engineering from Stanford University.

Michael Lee re-joined Supertex in October 1993 as Director of I.C. Design. Before that, he had a combined total of fifteen years of industry experience in I.C. Design. Mike began his career at Supertex after receiving his Masters in Electrical Engineering from UC Berkeley in 1978.

Item 2.  Properties

The Company leases facilities covering approximately 38,000 square feet at 1225/1231 Bordeaux Drive, Sunnyvale, California. Operations at these facilities include the Company's four-inch wafer fabrication , as well as process engineering, assembly, and quality control functions. These facilities are leased from a corporation owned by a director of the Company. (See Note 7 of "Notes to Consolidated Financial Statements.")

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

No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.


                               PART II

Item 5.  Market for Registrant's Common Equity and Related
Shareholder Matters

On May 15, 2000, the last reported sale price was $33 1/4 per share. There were approximately 2,633 shareholders of record of common stock on May 15, 2000. We have not paid cash dividends on our common stock in fiscal years 2000 and 1999, and the Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

The following table sets forth the range of high and low closing sale prices reported on The NASDAQ Stock Market under the symbol
SUPX for the periods indicated.


                          Fiscal Years Ended March 31,
                          ----------------------------
                         2000                           1999
                         ----                           ----
                         High      Low             High       Low
     First Quarter     $ 11       $ 8 5/8        $ 13 1/8    $ 8 3/4
     Second Quarter      16        10 5/8          12 1/8      9 1/8
     Third Quarter       18        12              11 1/2      9 1/16
     Fourth Quarter      34 7/8    18              13          9 3/4



Item 6.  Selected Consolidated Financial Data

The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                 Fiscal Years Ended March 31,

                            2000      1999      1998      1997      1996
                                         (in thousands)
Balance Sheet Data:
  Working capital......$  52,950 $  41,650 $  44,868 $  36,734 $  32,197
  Total assets.........$  86,623 $  74,589 $  66,629 $  56,408 $  45,428
  Shareholders' equity.$  72,269 $  62,680 $  57,217 $  48,487 $  38,663


                              Fiscal Years Ended March 31,
                            2000   1999    1998   1997    1996
                            (in thousands, except per share amounts)

Statement of Operations Data:
Net sales................... $ 70,838 $ 50,721 $ 52,706 $ 48,935 $ 42,802
Costs and expenses:
  Costs of sales............   44,976   28,867   28,709   26,073   22,097
  Research and development..    8,468    7,195    5,582    5,306    5,647
  Selling, general and
  administrative............    6,980    6,860    6,724    6,226    5,700
  Write-off of acquired in
  process technology........       --    2,506       --       --       --
Income from operations......   10,414    5,293   11,691   11,330    9,358
Other income:
  Interest income...........    1,978    1,981    1,666    1,430    1,099
  Other income, net.........      257     (130)       2       63      255

Income before provision for
income taxes................   12,649    7,144   13,359   12,823   10,712
Provision for income taxes..    4,174    1,810    4,542    4,103    3,321
    Net income.............. $  8,475  $ 5,334 $  8,817 $  8,720 $  7,391

Net income per share:
    Basic................... $   0.70  $  0.44 $   0.73 $   0.73 $   0.62
    Diluted................. $   0.68  $  0.44 $   0.71 $   0.70 $   0.60

Shares used in per share computation:
    Basic...................   12,126   12,077   12,074   12,026   11,902
    Diluted.................   12,519   12,225   12,380   12,509   12,296


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Cautionary Statement Regarding Forward Looking Statements This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates ", and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) we believe we are a market leader, (2) our new fab will fulfil our wafer manufacturing capacity needs, (3) current backlog will be shipped in fiscal 2001, and (4) our patents may
have value and may be useful for cross-licensing.   These statements
are only predictions, are not guarantees, of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially form those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described below in "Risk Factors" and elsewhere in this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Risk Factors Semiconductor companies as a group are subject to many similar risks. These include the risks that (1) the demand for semiconductors decreases as the industry has historically been very cyclical, (2) there are shortages of raw materials and/or fab capacity, (3) there are changes in underlying circuitor process technology or fab technology, or (4) there is litigation regarding third party patents. Other factors that could affect our future results include whether we can generate new bookings from both new and current products; general economic conditions, both in the United States and foreign markets, and economic conditions specific to the semiconductor industry; risks associated with customer concentration; our ability to introduce new products, to enhance existing products, and to meet the continually changing requirements of our customers;

whether we can manufacture efficiently and control costs; and our ability to maintain and enhance relationships with our assembly and test subcontractors and independent distributors and sales
representatives.   In addition, we are subject to the below-described
risks which are specific to us and our business:

  - We have focused our product offerings primarily on niche markets which leverage our capabilities and which we believe we can dominate. We attempt to choose markets which are sizable enough to be worth pursuing but which are not large enough to attract fierce competition. These markets could grow enough to attract increased competition or else competitors could enter due to happenstance or down-turns elsewhere. In addition, these niches might be more susceptible to shrinkage than more diverse markets, due to their concentration on a few product offerings.
  - We are dependent upon one fab which we own and operate, assuming successful conversion from our four-inch to our six-inch fab. We would be susceptible were this fab to be unable to meet our needs, for example, were this fab to become obsolete due to process technology changes, or to be damaged, for example by fire or earthquake. We could encounter difficulties in operating our fab, such as contaminants in the air or defects in equipment, which could affect yields and production.
  - We have several competitors which are substantially larger and could bring to bear substantially more resources in our niche markets. We have been able to maintain high margins in part because of our dominance of most of our niche markets. Increased competition could cause our margins to decrease.
  - Our outstanding stock is owned more than 25% by Henry Pao, President, CEO, and a director, and his father and brother. They have no agreement among themselves to act together with respect to the Company or their stockholdings. Were they to act in concert, they would be our largest shareholder and would have an ability to elect one or more directors, to direct management, and to delay or prevent a change in control.
  - We sell a substantial amount of our products internationally. Problems with foreign economies or wars, or changes in the exchange rate, could adversely affect our foreign sales.
  - We depend upon two customers for approximately 23% of our sales, even though one is our primary distributor in Japan and the other is a foundry customer. Customers can typically cancel or reschedule orders without penalty so decreased demand for our products could translate into decreased sales very rapidly.
  - We are very dependent upon continued innovation of our engineers. The competition for engineers with relevant experience is extremely intense in the Silicon Valley, where most of our engineers are located. We must compete in terms of salary, benefits, and working conditions with many start-ups which can offer more equity. We have started an IC Design Center in Hong Kong where competition is not as intense.
  - We are dependent upon several key persons for management and engineering expertise. Their loss would be detrimental to us.

The following discussion should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated
Financial Statements" and "Selected Consolidated Financial Data" included elsewhere in this Form 10-K.

The following table sets forth items from the Statements of Income as a percentage of net sales for the periods indicated:

                                     Fiscal Years Ended March 31,
                                       2000     1999     1998
Net sales............................ 100.0%    100.0%   100.0 %
 Costs of sales......................  63.5      56.9     54.5
 Research and development............  11.9      14.2     10.6
 Selling, general and administrative.   9.9      13.6     12.8
 Write off of acquired in process
 technology..........................    --       4.9       --
Income from operations...............  14.7      10.4     22.1
Other income
 Interest income.....................   2.8       3.9      3.2
 Other income (expense), net.........   0.4      (0.2)     0.0
   Income before provision for
   income taxes .....................  17.9      14.1     25.3
Provision for income taxes...........   5.9       3.6      8.6
    Net income.......................  12.0%     10.5%    16.7%


Results of Operations

Fiscal 2000 VS Fiscal 1999

Net Sales: The Company had net sales of $70,838,000 in fiscal 2000, an increase of $20,117,000 or 39.7% from the previous fiscal year. The increase in the current year's net sales is primarily due to the addition of the foundry business resulting from the acquisition of the submicron wafer fabrication facility (fab) on February 1, 1999. This foundry business represented 32.3% of the total increase over fiscal 1999 net sales. The remaining 7.4% of the increase over fiscal 1999 net sales is due to increased sales of core products.

In fiscal 2000, approximately 36% of the Company's net sales were derived from customers outside the United States, primarily in Western Europe and the Far East (51% in fiscal 1999). The decrease in percentage of international sales is primarily due to the acquisition and growth of the foundry business which has only U.S. customers. International sales represented 50% and 55% of net core business sales in fiscal 2000 and 1999, respectively. All of the Company's sales to international customers were denominated in U.S. currencies. There was no currency exchange exposure.

Gross Margin: The Company's gross margin as a percentage of net sales was 36.5% and 43.1%, in fiscal 2000 and 1999, respectively. Gross margin for the current fiscal year was adversely affected by the Company incurring additional overhead expenses as a result of operating two fabs, including the depreciation of the capitalized assets and the amortization of other assets associated with the new fab. Gross margin during fiscal 2000 was also affected by lower margins associated with the foundry business resulting from the acquisition of the Company's new fab.

Research and Development: Research and development expenses, which include payroll and benefits, processing costs and process transfer costs, were 11.9% and 14.2% of net sales in fiscal 2000 and 1999, respectively. Dollar expenditures for research and development were $8,468,000 and $7,195,000 for fiscal 2000 and 1999, respectively.
While the dollar expenditure for fiscal 2000 is higher than the prior fiscal year, the growth in net sales caused the percentage of research and development expense to net sales to decline. The increase in research and development expenses is due to a non-recurring payment of $1,350,000 to Orbit Semiconductor, Inc. under a process development agreement to accelerate the process transfer of Supertex's core products to the six-inch fab from the old four-inch fab.

Selling, General and Administrative: Selling, general and administrative expenses, which include commissions, payroll and benefits, were 9.9% and 13.6% of net sales in fiscal
2000 and 1999, respectively. In fiscal 2000, the selling, general and administrative expenses was $6,980,000 compared to $6,860,000 for fiscal 1999. While the selling, general and administrative expenses remained relatively the same as the previous year, the increase in net sales amount caused the percentage of selling, general and administrative expenses as a percent of net sales to decrease 3.7%.

Interest Income: Interest income, which consists primarily of interest income from the Company's cash, cash equivalents and short-term investments, was $1,978,000 in fiscal 2000 as compared with $1,981,000 in fiscal 1999. The decrease in interest income was caused by the decrease in cash available for investment due to the purchase of the new fab.

Other Income: Other Income of $257,000 for fiscal 2000 consists primarily of gain on disposal of surplus equipment and sublease expenses net of sublease income. The increase in this category for the fiscal 2000 when compared to fiscal 1999 was primarily due to the gain on disposal of surplus equipment.

Provision for Income Taxes: Income taxes for fiscal 2000 and 1999 were at 33.0% and 25.3%, respectively, of income before provision for income taxes. The current fiscal year's tax provision is 33% compared to a lower tax provision for fiscal 1999. Higher tax credits and additional expenses from the acquisition of the six-inch fab caused fiscal 1999 tax rate to be significantly lower.

Fiscal 1999 VS Fiscal 1998

Net Sales: The Company had net sales of $50,721,000 in fiscal 1999, a decrease of $1,985,000 or 3.8% from the previous fiscal year. The decline in fiscal 1999 net sales reflects weakness in demand and price pressure during the first three fiscal quarters primarily as a result of the Asian economic crisis.

In fiscal 1999, approximately 51% of the Company's net sales were derived from customers outside the United States, primarily in Western Europe and the Far East (53% in fiscal 1998). All of the Company's sales to international customers were denominated in U.S. currencies. There was no currency exchange exposure; however, during the first three quarters of fiscal 1999 when the US dollar strengthened beyond expectation, many international customers requested and received some modest price concessions.

Gross Margin: The Company's gross margin as a percentage of net sales was 43.1% and 45.5% in fiscal 1999 and 1998, respectively. The decline in gross margin in fiscal 1999 is the result of the decline in net sales as discussed above and increased manufacturing depreciation expense partly due to the acquisition of the six-inch submicron wafer fabrication facility.

Research and Development: Research and development expenses were 14.2% and 10.6% of net sales in fiscal 1999 and 1998, respectively. The increase in research and development expenses for fiscal 1999 is attributable primarily to the Process Development Agreement ("PDA") that the Company has with Orbit Semiconductor which will allow faster process transfer from the Company's four inch fabrication processes to the Company's newly acquired six inch submicron wafer fabrication facility. The PDA extends up to the first quarter for fiscal 2000.

Selling, General and Administrative: Selling, general and administrative expenses were 13.6% and 12.8% of net sales in fiscal 1999 and 1998, respectively. In fiscal 1999, the selling, general and administrative expenses remained relatively the same as the previous year but the decline in net sales amount caused the percentage to increase less than 1%.

Write-off of In-process Technology: The Company incurred a non-cash, non-tax deductible charge to operations of $2.5 million for the write-off of in-process technology related to the acquisition of assets from Orbit Technology in February 1999, because the technological feasibility of the in-process technology acquired had not been established and there was no alternative future use.

Interest Income: Interest income, which consists primarily of interest income from the Company's cash, cash equivalents and short-term investments, was $1,981,000 as compared with $1,666,000 in fiscal 1998 due to the larger amount of funds available for investment.

Other Income (Expense): Other Income (expense) of $130,000 for fiscal 1999 consists primarily of royalties received from Texas Instruments net of tax, sublease income net of sublease expenses, and gain on disposal of retired equipment. The decline in this category for the fiscal year 1999 when compared to fiscal 1998 was primarily due to additional sublease expenses incurred during the fiscal year, mainly depreciation in nature, as a result of a new sublease contract.

Provision for Income Taxes: Income taxes for fiscal 1999 and 1998 were at 25.3% and 34.0%, respectively, of income before provision for income taxes. The lower tax provision for fiscal 1999 was due to higher tax credits and additional expenses from the acquisition of the six-inch facility

Financial Condition

Overview:  Total assets grew to $86,623,000 at the end of fiscal
2000, up from $74,589,000 at the end of fiscal 1999. The increase was due primarily to profit generated from operations during the year.

Liquidity and Capital Resources: The Company's primary source of funds for fiscal 2000, 1999, and 1998 has been the net cash generated from operating activities of $9,022,000, $10,274,000, and $10,864,000, respectively. Net cash provided by operating activities in fiscal 2000 of $9,022,000 consisted principally of net income of $8,475,000, plus depreciation and amortization of $6,118,000, provision for doubtful accounts and sales returns of $3,150,000, income taxes payable of $1,186,000, and an increase in accounts payable and accrued expenses of $2,455,000, partially offset by decreases in accounts receivable, deferred income taxes and inventories of $6,718,000, $1,017,000, and $3,295,000, respectively.

Net cash used in investing activities in fiscal 2000 was $15,265,000, which consisted of increase in short term investments of $11,385,000 and the purchase of property and equipment of $3,880,000.

Net cash provided by financing activities in fiscal 2000 was $637,000, which consisted of proceeds from exercises of stock options of $1,602,000 partially offset by repurchases of the Company's common stock in the amount of $965,000.

As of March 31, 2000, the Company's working capital was $52,950,000, which included approximately $34,176,000 in cash, cash equivalents and short-term investments.

The Company anticipates that the available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements through the end of fiscal 2000. The Company expects to spend approximately $7,000,000 for capital acquisitions during fiscal 2001.

Year 2000 Issues.

We reviewed and tested our internal programs and noted no issues relating to Year 2000. We have not experienced any problems with our computer systems being unable to recognize appropriate dates related to Year 2000. We are also not aware of any material problems with our customers or suppliers. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruption as a result of Year 2000 issues.

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

In March 2000, The Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not, and is not expected to have a material impact on the financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market
Risk

The Company is exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities. The Company has no holdings of derivative or commodity instruments. The fair value of the Company's investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. The Company anticipates interest income on cash balances for FY2001 to be approximately $1,750,000 at an estimated average interest rate of 5%.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and Financial Statement Schedule are listed in Item 14 of this report.

Supplementary Quarterly Financial Data:

                                               Quarters Ended

                    Mar       Dec      Sep      Jun      Mar      Dec      Sep      Jun
                    31,       31,      30,      30,      31,      31,      30,      30,
                   2000      1999     1999     1999     1999     1998     1998     1998
(Unaudited)                    (in thousands, except per share amounts)
Statement of
Operations Data:
Net sales ...... $20,095  $17,709  $16,737  $16,297  $13,053  $12,017  $12,650  $13,001
Costs of sales..  12,445   11,065   10,725   10,741    8,887    6,565    6,508    6,907
Income (loss)
from operations.   3,384    3,122    2,679    1,229   (2,934)   2,447    2,879    2,901
Income (loss)
before provision
for income taxes   4,442    3,648    2,963    1,596   (2,593)   3,046    3,349    3,342
Net income (loss)$ 2,977  $ 2,444  $ 1,985  $ 1,069  $(1,287) $ 2,204  $ 2,210  $ 2,207
Net Income (loss)
per share
   Basic........ $  0.24  $  0.20  $  0.16  $  0.09  $ (0.11) $  0.18  $  0.18  $  0.18
   Diluted...... $  0.23  $  0.20  $  0.16  $  0.09  $ (0.11) $  0.18  $  0.18  $  0.18


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                              PART III

Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement").

Item 10.  Directors and Executive Officers of the Registrant

Information regarding our directors is set forth under "Election of Directors - Nominees" in the Proxy Statementand is incorporated by
reference.   The required information regarding executive officers
is included in Part I hereof under caption "Executive Officers of the Company"

Item 11.  Executive Compensation

Information regarding the Company's remuneration of its officers and directors is set forth under "Compensation of Directors" and "Compensation of Executive Officers" in the Proxy Statement and is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Information regarding the security ownership of certain beneficial owners and management is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is set forth under "Certain Transactions: Lease with Company
Director" in the Proxy Statement, and is incorporated  by reference.

                               PART IV

Item 14.   Exhibits, Financial Statement Schedule, and Reports on
Form 8-K

(a)   The following documents are filed as part of this report:
                                                          Page No.
1. Report of Independent Accountants..................... 18
2. Consolidated Financial Statements:
      Consolidated Balance Sheets at March 31, 2000 and
      1999............................................... 19
      For the three years ended March 31, 2000, 1999,
      and 1998:
         Consolidated Statements of Income............... 20
         Consolidated Statements of Shareholders'Equity.. 21
         Consolidated Statements of Cash Flows........... 22
      Notes to Consolidated Financial Statements......... 23
3. Financial Statement Schedule. The following Financial Statement Schedule of Supertex, Inc., is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Supertex.
      Schedule for fiscal years ended March 31, 2000,
      1999, and 1998:
      II Valuation and Qualifying Accounts............... 31

All other schedules have been omitted since the required information is not present or it is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including notes thereto.

4.   Exhibits.  The exhibits listed in the accompanying EXHIBIT
   INDEX are filed as part of this annual report.

(b)    Reports on Form 8-K
No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SUPERTEX, INC.


Dated:  June 16, 2000                        /s/ Henry C. Pao
                                             Henry C. Pao, President,
                                             Principal Financial and
                                             Accounting Officer


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

Signature                Title                                  Date

/s/ Henry C. Pao         President, Principal Executive and     June 16, 2000
(Henry C. Pao)           Financial Officer and Director



/s/ Richard E. Siegel    Executive Vice President and Director  June 16, 2000
(Richard E. Siegel)



/s/ Benedict C. K. Choy  Senior Vice President and Director     June 16, 2000
(Benedict C. K. Choy)



/s/ Yunni Pao            Director                               June 16, 2000
(Yunni Pao)



/s/ Frank C. Pao         Director                               June 16, 2000
(Frank C. Pao)

                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Supertex, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the financial position of Supertex, Inc. and its subsidiary at March 31, 2000 and March 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 28, 2000

                           SUPERTEX, INC.
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)


                                                        March 31,
                                                      2000      1999
                                                      ----      ----
ASSETS
Current Assets:
   Cash and cash equivalents......................$ 22,584  $ 28,190
   Short term investments.........................  11,592       207
   Trade accounts receivable, net of allowances
   of $1,366 in 2000 and $1,020 in 1999...........  14,428    10,860
   Other accounts receivable......................     315       657
   Inventories....................................  15,083    11,330
   Prepaid expenses...............................     440       453
   Deferred income taxes..........................   2,862     1,862
                                                  --------  --------
      Total current assets........................  67,304    53,559
Property, plant and equipment, net................  14,890    15,946
Intangible and other assets, net..................   2,559     3,231
Deferred income taxes.............................   1,870     1,853
                                                  --------  --------
TOTAL ASSETS......................................$ 86,623  $ 74,589
                                                  ========  ========

LIABILITIES
Current Liabilities:
   Trade accounts payable.........................$  8,395  $  6,835
   Accrued salaries, wages and employee benefits..   4,495     3,162
   Other accrued liabilities......................     276       714
   Deferred revenue on shipments to distributors..     835     1,198
   Income taxes payable...........................     353        --
                                                    ------    ------
      Total current liabilities...................  14,354    11,909
                                                    ------    ------

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY
   Preferred stock, no par value --
   10,000 shares authorized, none outstanding.....      --        --
   Common stock, no par value -- 30,000 shares
   authorized; issued and outstanding 12,251
   shares  in 2000 and 12,099 shares in 1999......  23,167    20,887
   Accumulated other comprehensive income.........      --       356
   Retained earnings..............................  49,102    41,437
                                                    ------    ------
      Total shareholders'equity...................  72,269    62,680
                                                    ------    ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........$ 86,623  $ 74,589
                                                    ======    ======

See accompanying Notes to Consolidated Financial Statements.

                           SUPERTEX, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share amounts)


                                           Year Ended March 31,
                                         2000      1999      1998
Net sales......................     $  70,838 $  50,721 $  52,706
                                       ------    ------    ------
Costs and expenses:
  Costs of sales...............        44,976    28,867    28,709
  Research and development.....         8,468     7,195     5,582
  Selling, general and
  administrative...............         6,980     6,860     6,724
  Write-off of acquired in
  process technology...........            --     2,506        --
                                       ------    ------    ------
     Total costs and expenses..        60,424    45,428    41,015
                                       ------    ------    ------
Income from operations.........        10,414     5,293    11,691
Other income:
  Interest income..............         1,978     1,981     1,666
  Other income (expense), net..           257      (130)        2
                                       ------    ------    ------
     Income before provision
     for income taxes..........        12,649     7,144    13,359
Provision for income taxes.....         4,174     1,810     4,542
                                       ------    ------    ------
Net income.....................     $   8,475 $   5,334 $   8,817
                                       ======    ======    ======

Net income per share:

  Basic........................     $    0.70 $    0.44 $    0.73
  Diluted......................     $    0.68 $    0.44 $    0.71

Shares used in per share computation:

  Basic........................        12,126    12,077    12,074
  Diluted......................        12,519    12,225    12,380


See accompanying Notes to Consolidated Financial Statements.

                           SUPERTEX, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (in thousands)

                                              Accumulated
                                                 Other
                               Common Stock  Comprehensive Retained Shareholders'
                             Shares   Amount    Income     Earnings Equity

Balance, March 31, 1997......12,047   20,302      --       28,185   48,487
  Stock options exercised....    97      375      --           --      375
  Stock repurchased..........   (47)     (71)     --         (443)    (514)
  Tax benefit from exercise
  of stock options...........    --       52      --           --       52
  Net income.................    --       --      --        8,817       --
  Total comprehensive income.    --       --      --           --    8,817
                             ----------------------------------------------
Balance, March 31, 1998......12,097   20,658      --       36,559   57,217
  Stock options exercised....    63      282      --           --      282
  Stock repurchased..........   (61)    (103)     --         (456)    (559)
  Tax benefit from exercise
  of stock options...........    --       50      --           --       50
  Change in unrealized
  holding gains and losses...    --       --     356           --       --
  Net income.................    --       --      --        5,334       --
  Total comprehensive income.    --       --      --           --    5,690
                             ----------------------------------------------
Balance, March 31, 1999......12,099   20,887     356       41,437   62,680
  Stock options exercised....   247    1,602      --           --    1,602
  Stock repurchased .........   (95)    (155)     --         (810)    (965)
  Tax benefit from exercise
  of stock options...........    --      833      --           --      833
  Change in unrealized
  holding gains and losses...    --       --    (356)          --       --
  Net income.................    --       --      --        8,475       --
  Total comprehensive income.    --       --      --           --    8,119
                             ----------------------------------------------
Balance, March 31, 2000......12,251 $ 23,167 $    --    $  49,102 $ 72,269
                             ====== ======== ========== ========= =========


See accompanying Notes to Consolidated Financial Statements.


                           SUPERTEX, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)


                                                 Year Ended March 31,

                                                2000     1999     1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................     $ 8,475  $ 5,334  $ 8,817
Non-cash adjustments to net income:
  Depreciation and amortization.........       6,118    4,135    2,669
  Write-off of in-process technology....          --    2,506       --
  Provision for doubtful accounts and
  sales returns.........................       3,150    2,417    1,573
  Provision for excess and obsolete
  inventories...........................        (458)   1,300      277
  (Gain) / Loss on disposal of assets...        (203)      --       11
  Deferred income taxes.................      (1,017)  (1,533)    (347)

Changes in operating assets and liabilities:
  Accounts receivable...................      (6,718)  (3,828)  (2,188)
  Inventories...........................      (3,295)  (2,367)  (1,291)
  Prepaid expenses and other assets.....        (308)    (238)    (200)
  Trade accounts payable and accrued
  expenses..............................       2,455    3,830      203
  Income taxes payable..................       1,186   (1,029)     966
  Deferred revenue on shipments to
  distributors..........................        (363)    (253)     374
                                            --------- -------- --------
Total adjustments.......................         547    4,940    2,047
                                            --------- -------- --------
Net cash provided by operating
activities..............................       9,022   10,274   10,864
                                            --------- -------- --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets                     --   (4,723)      --
Purchases of property and equipment.....      (3,880)  (7,586)  (3,276)
Purchases of short term
investments.............................     (54,152) (41,172) (27,213)
Proceeds from maturities of short term
investments.............................      42,767   47,118   25,152
                                            --------- -------- --------
Net cash used in investing activities...     (15,265)  (6,363)  (5,337)
                                            --------- -------- --------
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised.................       1,602      282      375
Stock repurchased.......................        (965)    (559)    (512)
                                            --------- -------- --------
Net cash provided by (used in) financing
activities..............................         637     (277)    (137)
                                            --------- -------- --------
NET INCREASE IN CASH AND CASH
EQUIVALENTS.............................      (5,606)   3,634    5,390

CASH AND CASH EQUIVALENTS:
  Beginning of year.....................      28,190   24,556   19,166
                                            --------- -------- --------
  End of year...........................     $22,584  $28,190  $24,556
                                            ========= ======== ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Tax benefit from exercise of stock
  options                                    $   833  $    50  $    52
  Stock tendered for exercise of stock
  options                                        122        4       64


See accompanying Notes to Consolidated Financial Statements.


                           SUPERTEX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The Company designs, manufactures and markets custom and standard semiconductor products.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Fiscal Period: The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31. The Company's fiscal years in the accompanying financial statements have been shown ending on March
31.  Fiscal year 2000 comprises 53 weeks. Fiscal years 1999, and
1998 both comprise 52 weeks.

Use of Estimates in Preparation of the Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Risks and Uncertainties: The Company's business is concentrated in the high voltage semiconductor components industry, which is rapidly changing, highly competitive and subject to competitive pricing pressures. The Company's operating results may experience substantial period-to-period fluctuations due to these factors, including the cyclical nature of the semiconductor industry, the changes in customer requirements, the timely introduction of new products, the Company's ability to implement new capabilities or technologies, its ability to manufacture efficiently, its reliance on subcontractors and vendors, and the general economic conditions.

Cash and Cash Equivalents: The Company considers all highly liquid debt and equity instruments purchased with an original maturity of three months or less to be cash equivalents.

Financial Instruments:   Short term investments, which are classified
as available-for-sale, consist principally of commercial paper that matures within one year and are stated at fair market value, which approximates cost. Unrealized holding gains and losses are reflected at a net amount as a separate component of the shareholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

Investments in equity securities that are not traded on public markets are accounted for under the cost method of accounting. The company periodically evaluates the carrying value of such equity investments and when a decline in the value is other than temporary, the securities are reduced to their net realizable value. The Company's Supplemental Employee Retirement Plan has investments in equity securities that are not publicly traded.

Concentration of credit risk and foreign operations: Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash and cash equivalents and accounts receivable. The Company's accounts receivable are derived from revenue and earned from customers located in the U.S. and certain foreign countries and regions, including Europe and Japan. Sales to foreign customers for the year ended December 31, 1998, 1999 and 2000, all of which were denominated in U.S. dollars, accounted for 53%, 51% and 36% of net sales, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

The Company sells its semiconductor products in North America, Europe and the Pacific Rim to numerous customers. Allowances for potential credit losses are maintained and such losses historically have not been

                           SUPERTEX, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

material. Substantially all of the Company's cash, cash equivalents and short term investments are held at four major financial institutions domiciled in the United States.

Significant Customers: During the year ended March 31, 2000, two customers, Microtek and Dii Semiconductor, represented 10% and 17% of gross accounts receivables, and 12% and 11% of net sales, respectively. Microtek also accounted for approximately 16%, and 19% of net sales in fiscal 1999, and 1998, respectively.

Inventories: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. The Company's inventories include high technology parts and components that are specialized in nature and subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence when estimating amounts required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term.

Property, Plant and Equipment: Property and equipment are stated at cost and generally depreciated using accelerated methods over estimated useful lives of five years. Building and building improvements are recorded at cost and are depreciated on a straight-line basis over the useful life of the building. Leasehold improvements are recorded at cost and are amortized on a straight-line basis over the lesser of the related lease term or the estimated useful life of the assets. The Company reviews for impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized.

Intangible Assets: Intangible assets were recorded in conjunction with the Asset Purchase Agreement with Orbit Semiconductor. Other intangible assets consist of purchased technology and assembled workforce, which are being amortized on a straight-line basis over their estimated useful lives of two years and five years, respectively.

The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset's net book value over its remaining life can be recovered through projected undiscounted future cash flows. Intangible assets consist of the following at March 31, 2000 and 1999 (in thousands):


                                         March 31,
                                      2000       1999
                                    --------   --------
     Purchased technology           $ 1,735    $ 1,735
     Assembled workforce                482        482
                                    --------   --------
                                      2,217      2,217
     Less accumulated amortization   (1,124)      (145)
                                    --------   --------
                                    $ 1,093    $ 2,072
                                    ========   ========


Revenue Recognition: Net sales are stated net of discounts and allowances. Revenue from direct sales to end-user customers is recognized upon shipment of product. Sales to distributors are made primarily under arrangements allowing limited price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, the Company defers recognition of such sales and the related costs of sales until the merchandise is sold by distributors to their end-user customers.

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

                           SUPERTEX, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                        Fiscal Year Ended
                                             March 31,
                                       2000     1999    1998
                                       ----     ----    ----
BASIC:
Weighted average shares outstanding
for the period ....................  12,126   12,077  12,074
Net income ........................ $ 8,475  $ 5,334 $ 8,817
Net income per share............... $  0.70  $  0.44 $  0.73

DILUTED:
 Weighted average shares
 outstanding for the period .......  12,126   12,077  12,074
 Potential common stock............     393      148     306
                                    -------  ------- -------
Total common and common equivalent
shares ............................  12,519   12,225  12,380
Net income ........................ $ 8,475  $ 5,334 $ 8,817
Net income per share............... $  0.68  $  0.44 $  0.71


Options to purchase the Company's common stock of 9,230 shares at prices between $16.50 - $26.06, 515,446 shares at prices between $8.88 - $16.75, and 200,600 shares of the Company's common stock at prices between $13.88 - $19.88, in fiscal 2000, 1999, and 1998, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common stock.

Income Taxes: The Company utilizes the liability method to account for income taxes where deferred tax assets or liabilities are determined based on the temporary differences between the bases used for financial versus tax reporting of assets and liabilities, using tax laws and rates in effect for the year in which the differences are expected to affect taxable income.

Advertising Costs: We expensed advertising and promotional costs as they are incurred. Advertising costs for the last three fiscal years were immaterial.

Fair Value of Financial Instruments: Carrying amounts of certain of the Company's financial instruments including cash, cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities.

Comprehensive Income:  In fiscal 1999, the Company adopted SFAS No.
130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components.
Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income includes net income and unrealized gains and losses on investments and is displayed in the statement of stockholders' equity,

Recent Accounting Pronouncements:  In June 1998, the FASB issued
Statement of Financial Accounting Standards No. 133, ("SFAS No.
133"), "Accounting for Derivative Instruments and Hedging
Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities.
SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Earlier application is allowed as of the beginning of any quarter beginning after issuance. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial position or results of operations.


                           SUPERTEX, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In March 2000, The Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 44 "Accounting for Certain
Transactions Involving Stock Compensation an interpretation of APB
Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation is not expected to have a material impact on the financial statements.

2.       INVENTORIES  (in thousands):


                                       March 31,
                                    2000     1999
                                    ----     ----
Raw materials...................$  1,088 $    697
Work-in-process.................  11,652    7,099
Finished goods..................   2,343    3,534
                                -------- --------
                                $ 15,083 $ 11,330
                                ======== ========


3.PROPERTY AND EQUIPMENT  (in thousands):

                                       March 31,
                                    2000      1999
                                    ----      ----
Land.........................   $    825  $    825
Machinery and equipment......     32,439    28,936
Leasehold improvements ......      2,518     2,374
Building.....................      2,038     1,968
Furniture and fixtures.......        209       118
                                --------  --------
                                  38,029    34,221
Less accumulated depreciation
and amortization.............    (23,139)  (18,275)
                                --------  --------
                                $ 14,890  $ 15,946
                                ========  ========


4. ACQUISITION OF FACILITY (in thousands):

In February 1999, the Company acquired certain assets related to the six-inch fabrication facility of Orbit Semiconductor for a total cash purchase price of approximately $10,000,000 including direct costs incurred. The acquisition of assets has been accounted for as a purchase and the results of operations have been included in the consolidated statement of operations of the Company from the date of acquisition. The purchase price was allocated to assets acquired based on fair value determined by independent appraisers. The allocation of the purchase price was as follows (in thousands):

Property and equipment          $ 5,277
Purchased technology              1,735
Assembled workforce                 482
In-process technology             2,506
                                -------
                                $10,000
                                =======

The amounts allocated to purchased technology and assembled workforce were determined through known valuation techniques in the high technology industry. The value assigned to in-process technology was determined by identifying development projects for which technological feasibility had not been established and estimating the expected cash flows from the projects once commercially feasible. These cash flows were discounted back to their present value and a percentage of completion discount was applied to the calculation. The percentage of completion for the in-process projects ranged from 50% to 90% complete, resulting in estimated cost to complete of $7,000,000. The technological feasibility of the in-process technology had not been established and had no alternative future use. Accordingly, the entire $2.5 million has been charged to operations in the fourth quarter of fiscal 1999.

                           SUPERTEX, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.  INCOME TAXES

The components of the provision for income taxes for fiscal years ended March 31, 2000, 1999, and 1998 are as follows (in thousands):


                                          March 31,
                                    2000     1999     1998
Federal - current................$ 4,713  $ 3,226  $ 4,223
Federal - deferred...............   (718)  (1,304)    (333)
                                 -------- -------- --------
                                   3,995    1,922    3,890
                                 -------- -------- --------

State - current..................    478      117      666
State- deferred..................   (299)    (229)     (14)
                                 -------- -------- --------
                                     179     (112)     652
                                 -------- -------- --------
                                 $ 4,174  $ 1,810  $ 4,542
                                 ======== ======== ========


Substantially all of the Company's revenue is taxable in the United States. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:


                                        2000   1999   1998
Statutory provision....................  34%    34%    35%
State tax, net of federal benefits.....   3      5      4
Tax credits............................  (1)    (6)    (3)
Benefit of foreign sales corporation...  (2)    (4)    (3)
Other..................................  (1)    (4)     1
                                        ----   ----   ----
                                         33%    25%    34%
                                        ====   ====   ====


Income taxes of $4,110,000, $4,891,000, and $4,226,000 were paid during fiscal 2000, 1999, and 1998, respectively.


The components of the deferred tax assets are as follows (in thousands):

                                              March 31,
                                          2000       1999
                                          ----       ----
Deferred tax assets:
  Depreciation and amortization ...... $ 2,097    $ 1,853
  Accrued employee benefits...........     907        337
  Inventory allowances................     125                                   561
  Accrued liabilities.................     601        433
  State deferred taxes (net of federal
  benefits)...........................     120         31
  Deferred revenue on shipments to
  distributors........................     319        457
  Allowances for doubtful accounts and
  sales returns.......................     181        (66)
  Manufacturing investment credit.....     233         --
  Other...............................     149        109
                                       -------    -------
    Total deferred tax assets......... $ 4,732    $ 3,715
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

                           SUPERTEX, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.   EMPLOYEE BENEFIT PLANS

Profit Sharing Plan -- The Company has a discretionary profit sharing plan for the benefit of eligible employees. Related expenses were $1,152,000, $914,000, and $1,299,000 in fiscal 2000,
1999, and 1998, respectively.

Savings and Retirement Plan -- The Supertex Savings and Retirement Plan allows for employee savings intended to qualify under the provisions of Section 401 of the Internal Revenue Code. Employees having at least three months of permanent service may make pretax contributions of 1% to 20% of qualified compensation, with the Company matching certain percentages of employee contributions, all of which are 100% vested. In fiscal years 2000, 1999 and 1998, the Company's matching contributions were $254,000, $189,000, and $180,000, respectively.

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

A total of 2,825,715 shares of the Company's common stock were reserved for issuance under the 1991 Plan. Options granted under the Plan are granted at the fair market value of the Company's common stock on the date of grant and generally expire 7 years from the date of grant or at termination of service, whichever occurs first. The options generally are exercisable beginning one year from date of grant and generally vest over a five-year period.

Activity under the Option Plan is as follows (in thousands, except share and per share data):

                          Available     Option Outstanding        Weighted
                             for                                  Average
                            Grant    Shares     Price Per Share   Exercise
                                                                   Price
                          --------- ---------- ----------------- ---------
Balance, March 31, 1997    479,975  1,006,890    2 3/4 - 19 7/8     8.63
     Granted              (378,300)   378,300   10 5/8 - 15 1/4    11.96
     Exercised                        (96,770)   2 3/4 - 16 1/2     4.54
     Canceled              276,860   (276,860)   3     - 19 7/8    13.02

Balance, March 31, 1998    378,535  1,011,560    2 3/4 - 16 3/4     9.06
     Granted              (430,500)   430,500    9 5/8 - 11        10.82
     Exercised                        (63,000)   2 3/4 - 10 1/8     4.55
     Canceled               93,700    (93,700)   2 7/8 - 16 3/4    12.57

Balance, March 31, 1999     41,735  1,285,360    2 3/4 - 16 3/4     9.62
     Authorized            900,000
     Grants               (377,600)   377,600   13 1/2 - 26 1/16   15.11
     Exercised                       (246,840)   2 3/4 - 12 1/2     6.98
     Canceled              156,300   (156,300)   3 1/4 - 16 1/2    10.94

Balance, March 31, 2000    720,435  1,259,820  $ 2 7/8 - 26 1/16 $ 11.62


Stock Compensation -- The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the 1991 Stock Option Plan.

                           SUPERTEX, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The options outstanding and currently exercisable by exercise price under the Option Plan at March 31, 2000 are as follows:

                       Option Outstanding                Options Exercisable
                -------------------------------------------------------------
                               Weighted-    Weighted-
  Range of         Number       Average     Average      Number     Weighted-
  Exercise       Outstanding   Remaining    Exercise   Outstanding   Average
   Prices                     Contractual    Price                  Exercise
                                 Life                                 Price
-----------------------------------------------------------------------------
$2.88  - $10.63    403,000       3.11      $  8.91       230,860      $ 7.79
$10.75 - $11.00    358,060       6.50       $10.85        26,020      $10.98
$11.13 - $13.50    315,660       5.31       $12.85        51,920      $11.98
$14.00 - $26.06    183,100       6.53       $16.93         4,700      $15.61
-----------------------------------------------------------------------------
$2.88  - $26.06  1,259,820       5.12      $ 11.62       313,500      $ 8.86


The weighted average fair value of options granted during fiscal 2000, 1999, and 1998 was $7.50 per share, $5.89 per share, and $4.94 per share, respectively. All options were granted at market price of the Company's common stock on the date of grant. The Company made option grants prior to fiscal 1996, the effective disclosure date of SFAS 123. Therefore, the pro forma disclosures may not be representative of the effects on reported net income or earnings-per-share for future years.

The fair value of each option grant for the Option Plan is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions by year:


                                  2000        1999        1998
                                  ----        ----        ----
     Risk-free interest rate      5.39 %      5.00 %      5.38 %
     Expected term of option
     from vest date               0.97        0.61        0.53
     Expected volatility         60.00 %     61.00 %     50.30 %
     Expected dividend yield       --          --          --


Had compensation cost for the Option Plan been determined based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, the Company's net income and net income per share for the years ended March 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                            2000       1999       1998
                            ----       ----       ----
Net Income   As reported  $8,475     $5,334     $8,817

             Pro forma    $7,015     $4,261     $7,894

Dilutive     As reported  $ 0.68     $ 0.44      $0.71
Earnings
per share    Pro forma    $ 0.56     $ 0.35      $0.64


                           SUPERTEX, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its four-inch manufacturing facility under an operating lease that expires in 2001, from a corporation owned by one of the Company's directors. Under the lease, the Company is responsible for maintenance costs, including real property taxes, utilities and other costs. As part of the acquisition of the Orbit's six inch wafer fabrication operation, the Company assumed an operating lease for a manufacturing facility. The lease expires on April 30, 2004 with two (2) options to extend the term of the lease, each for a period of five (5) years. Monthly rent during the entire term is $68,000 which is adjusted annually based on Bureau of Labor Statistic's Consumer Price Index. The Company is responsible for maintenance costs, including real property taxes, utilities, insurance and other costs. In addition, following the acquisition of the six inch wafer fabrication facility, the Company assumed an existing equipment operating lease from Orbit Semiconductor. This operating lease consists of four different lease schedules representing four groups of equipment. Operating lease expenses were approximately $773,000 and $129,000 in fiscal years 2000 and 1999, respectively. Future minimum lease payments under all operating leases at March 31, 2000 are as follows (in thousands):

                              Fiscal Year
               2001    2002    2003    2004    2005    Total
               ----    ----    ----    ----    ----    -----
            $ 1,788 $ 1,038 $   816 $   816 $    68 $  4,526

Future sublease income under all operating leases at March 31, 2000 are as follows:

                              Fiscal Year
               2001    2002    2003    2004    2005    Total
               ----    ----    ----    ----    ----    -----
            $  600  $   403      --      --      -- $  1,003

Facilities rental expenses, net of facilities sublease, were approximately $944,000, $462,000, and $ 315,000 (net of facilities sublease income of $260,000, $49,000, and $49,000) in fiscal years 2000, 1999, and 1998, respectively. Of the total rental expenses paid, $388,000, $375,000, and $362,000 were paid to the Company's director in fiscal 2000, 1999, and 1998 respectively.

In addition to the foregoing, from time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business. Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse impact on the Company's financial position or results of operations.

8.  SEGMENT INFORMATION

The Company operates in one business segment. The Company's principal markets are in the United States, Europe and Asia. Following is a summary of the geographic information related to revenues for the years ended March 31, 2000, 1999, and 1998:

 (in thousands)                  2000     1999     1998
Revenues
 United States                $ 45,148 $ 24,608 $ 24,595
 Europe                          9,372   11,379   10,732
 Asia                           14,790   12,215   13,338
 Other                           1,528    2,519    4,041
                              -------- -------- --------
  Total Revenue               $ 70,838 $ 50,721 $ 52,706
                              ======== ======== ========


International sales are entirely comprised of export sales.  The
Company's assets are located in the United States. The Company does not segregate information related to operating income generated by its export sales.

                           SUPERTEX, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                           SCHEDULE II


                           SUPERTEX, INC.
                  VALUATION AND QUALIFYING ACCOUNTS
                           (in thousands)

                               Balance at  Charged to               Balance at
                                Beginning   Costs and   Write-Off      End
                                of Period   Expenses   of Accounts  of Period

Year ended March 31, 1998
  Allowance for sales returns......$  377    $ 1,333      $1,167     $  543
  Allowance for doubtful accounts..   148        240         231        157
  Inventory allowances.............   644        277          47        874

Year ended March 31, 1999
  Allowance for sales returns......$  543    $ 1,932      $2,102     $  373
  Allowance for doubtful accounts..   157        485          (5)       647
  Inventory allowances.............   874      1,300         727      1,447

Year end March 31, 2000
  Allowance for sales returns......$  373      2,975       2,503     $  845
  Allowance for doubtful accounts...  647        175         301        521
  Inventory allowances.........     1,447       (458)        133        856



                           SUPERTEX, INC.
                            EXHIBIT INDEX

(The Registrant will furnish to any shareholders who so request a copy of this Annual Report on Form 10-K and any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing such information.)

ExhibitExhibit Description

2.1(1) Agreement for purchases and sale of assets by and between Supertex, Inc. and Orbit Semiconductor dated January 16,
         1999.

3.1(2)   Restated Articles of Incorporation of Registrant filed May
         21, 1980.

3.2(2)   Certificate of Amendment of Articles of Incorporation filed
         April 16, 1981.

3.3(2) Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

3.4(5)   Bylaws of Registrant, as amended.

10.2(2)  Lease for 1225 and 1231 Bordeaux Drive, Sunnyvale,
         California, dated January 25, 1991, between Fortuna Realty Company, as Lessor, and Registrant, as Lessee.

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

10.6(2) 1981 Stock Option Plan, as amended, with form of stock option agreement.

10.6a(5) 1991 Stock Option Plan, as amended, with form of stock option agreement.

10.6b(6) 1991 Stock Option Plan, as amended, with form of stock option agreement.

10.7(2)  Profit Sharing Plan.

10.21(3) Certificate of Amendment of Articles of Incorporation filed
         October 14, 1988.

10.22(4) Agreement with Texas Instruments Inc. dated May 31, 1991.*

23.1     Consent of PricewaterhouseCoopers LLP, Independent
         Accountants.

24.1     Power of Attorney.

27.1     Financial Data Schedule.

(1) Incorporated by reference to the exhibit of the same number filed with current report on form 8-K dated January 19, 1999.

(2) Incorporated by reference to exhibit of same number of Registrant's Registration Statement on Form S-1
       (File No. 2-86898), which became effective December 6, 1983.

(3) Incorporated by reference to exhibit filed with Quarterly Report on Form 10-Q for period ended October 1,
       1988.

(4) Incorporated by reference to exhibit filed with Annual Report on Form 10-K for year ended March 31,
       1991.

(5) Incorporated by reference to exhibit included in Registrant's Registration Statement on Form S-8 (File No. 33-43691) which became effective September 1, 1995.

(6) Incorporated by reference to exhibit included in Registrant's Registration Statement on Form S-8 (File No. 33-43691) which became effective September 29, 1999.

* Confidential treatment of portions of this exhibit was granted by order dated August 12, 1991.