Form 10-Q
period 2000-06-30
SUPERTEX INC
filed 2000-08-11
CIK 730000

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


FORM 10-Q


(MARK ONE)
(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

              For the quarterly period ended June 30, 2000

or

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

                         Yes   (X)         No

As of July 24, 2000, 12,335,014 shares of the Registrant's common stock were issued and outstanding.


                       Total number of pages:  10

                              SUPERTEX, INC.
			QUARTERLY REPORT - FORM 10Q


Table of Contents						Page No.

PART I - FINANCIAL INFORMATION

Item    1.  Financial Statements
               Consolidated Statements of Income ................... 3
               Consolidated Balance Sheets ......................... 4
               Consolidated Statements of Cash Flows ............... 5
               Notes to Consolidated Financial Statements .......... 6
Item    2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations .................... 7

PART II- OTHER INFORMATION

Item    6.  Exhibits, Financial Statement Schedule and Reports
            on Form 8-K ............................................ 9

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                SUPERTEX, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                   (in thousands, except per share amounts)


                                                  Three-months Ended,
                                                       June 30,                                                     June 30,
                                                  2000         1999
                                                  ----         ----
Net sales                                   $   22,303   $   16,297
Cost and expenses:
   Cost of sales                                13,389       10,741
   Research and development                      2,430        2,835
   Selling, general and administrative           2,280        1,492
      Total costs and expenses                  18,099       15,068
Income from operations                           4,204        1,229
   Interest income                                 519          415
   Other income (expense), net                     (28)         (48)
     Income before provision for income taxes    4,695        1,596
Provision for income taxes                       1,596          527
     Net income                             $    3,099   $    1,069
Net income per share:
   Basic                                    $     0.25   $     0.09
   Diluted                                  $     0.24   $     0.09
Shares used in per share computation:
   Basic                                        12,276       12,082
   Diluted                                      13,064       12,212

See accompanying Notes to Unaudited Consolidated Financial Statements.



                              SUPERTEX, INC.
                       CONSOLIDATED BALANCE SHEETS
                        (unaudited, in thousand)


                                               June 30, 2000   Mar. 31, 2000
                                               -------------   -------------
ASSETS

Current assets:
  Cash and cash equivalents                    $    9,332      $   22,584
  Short-term investments                           25,403          11,592
  Trade accounts receivable,
  net of allowances of $1,581 and $1,366           17,948          14,428
  Other receivables                                   531             315
  Inventories                                      14,909          15,083
  Deferred income taxes                             2,862           2,862
  Prepaid expenses                                    261             440
                                                   ------          ------
    Total current assets                           71,246          67,304

Property, plant and equipment, net                 16,181          14,890
Long term investments                               2,402           1,402
Intangibles assets, net                               926           1,157
Deferred income taxes                               1,870           1,870
                                                   ------          ------
TOTAL ASSETS                                   $   92,625      $   86,623


LIABILITIES

Current liabilities:

  Trade accounts payable                       $    9,040       $   8,395
  Accrued salaries, wages and
  employee benefits                                 3,822           4,495
  Income taxes payable                              1,949             353
  Other accrued liabilities                           637             276
  Deferred license revenue                            475              --
  Deferred revenue on shipments to distributors       899             835
                                                   ------          ------
    Total current liabilities                      16,822          14,354


SHAREHOLDERS' EQUITY

  Preferred stock, no par value - 10,000
  shares authorized, None outstanding                  --              --
  Common stock, no par value - 30,000
  shares authorized; issued and
  outstanding 13,064 and 12,132 shares             23,602          23,167
  Retained earnings                                52,201          49,102

    Total shareholders' equity                     75,803          72,269

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $   92,625      $   86,623


See accompanying Notes to Consolidated Financial Statements.


                              SUPERTEX, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited, in thousands)

                                                     Three Months Ended
                                                June 30, 2000   June 30, 1999


CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                         $    3,099    $    1,069
Non-cash adjustments to net income:
  Depreciation and amortization                         1,221         1,461
  Provision for doubtful accounts and
  sales returns                                           524           350
  Provision for excess and obsolete inventories           188           297
  Changes in operating assets and liabilities:
    Accounts and other receivables                     (4,044)       (2,028)
    Inventories                                           (14)       (1,698)
    Prepaid expenses and other assets                     (47)          167
    Trade accounts payable and accrued expenses           333         1,573
    Income taxes payable                                1,596           519
    Deferred license revenue                              475            --
    Deferred revenue on shipments to distributors          64          (133)
                                                       ------        ------
Total adjustments                                         296           508
                                                       ------        ------
Net cash provided by operating activities               3,395         1,577
                                                       ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment             (2,271)         (377)
Purchases of short term investments                   (25,404)       (8,682)
Proceeds from maturities of short term investments     11,593            --
Purchases of long term investments                     (1,000)           --
                                                       ------        ------
Net cash used in investing activities                 (17,082)       (9,059)
                                                       ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised                                   435           132
Repurchase of stock                                        --          (404)
                                                       ------        ------
Net cash used in financing activities                     435          (272)
                                                       ------        ------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (13,252)       (7,754)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                  22,584        28,190
  End of period                                    $    9,332    $   20,436


See accompanying Notes to Consolidated Financial Statements.


                              SUPERTEX, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)

Note 1

In the opinion of management, the unaudited financial statements for the three months ended June 30, 2000 and 1999 include all adjustments
(consisting of normal recurring adjustments) necessary for fair presentation of financial condition and results of operations for those periods in accordance with generally accepted accounting principles.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements of Supertex, Inc. for the fiscal year ended March 31, 2000, which were included in the Annual Report on Form 10-K (File Number 0-12718).

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2


Inventories consisted of (in thousands):
                                       June 30, 2000   March 31, 2000
Raw materials.......................... $   1,493       $   1,088
Work-in-process........................    10,619          11,652
Finished goods.........................     2,797           2,343
                                        ---------       ---------
                                        $  14,909       $  15,083


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


                                          For Three-months Ended,
                                                 June 30,

                                             2000        1999
BASIC:
Net income                               $  3,099    $  1,069
Weighted average shares outstanding
for the period                             12,276      12,082
                                         --------    --------
Net income per share                     $   0.25    $   0.09
                                         --------    --------
DILUTED:
Net income                               $  3,099    $  1,069
Weighted average shares outstanding
for the period                             12,276      12,082
Dilutive effect of stock options              788         130
Total                                      13,064      12,212
                                         --------    --------
Net income per share                     $   0.24    $   0.09
                                         --------    --------

Note 4

Long Term Investments: On June 21, 2000, the Company purchased 1,059,322.03 shares of Series A Preferred Stock of LightConnect, an optical MEMS startup, for $1,000,000. The Company owns 12% of LightConnect's outstanding Series A Preferred Stock shares. The Company has recorded its investment in LightConnect as a long term investment using the cost method of accounting.

Note 5

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

In March 2000, The Financial Accounting Standards Board  ("FASB") issued
FIN No. 44 "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not, and is not expected to have a material impact on the financial statements.

In December, 1999, SAB 101 was issued which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June, 2000 SAB 101B was issued to delay the implementation of SAB 101 until the fourth quarter of fiscal year. The Company is currently evaluating the impact SAB 101 will have on its financial position and results of operations.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements This 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates ", and variations of these words and similar expressions, are intended to identify forward-looking statements.
An example of such a statement in this 10-Q is that the Company anticipates available funds and expected cash generated from operations to be sufficient to meet cash and working capital requirements through at least the next twelve months. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially form those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors" under Item 7, "Management's' Discussion and Analysis of Financial

Condition and Results of Operation" in our Annual Report of Form 10-K for the fiscal year ended March 31, 2000. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Results of Operations

Net Sales Net sales for the quarter ended June 30, 2000 were $22,303,000, a 37% increase compared to $16,297,000 of the same quarter last year. The increase in sales for the comparative three-month period is primarily due to increased sales in the core products, consisting of proprietary products for the telecommunication, imaging and medical electronics industries.

Approximately 39% of the Company's net sales for first fiscal quarter were derived from international customers as compared to 35% for the same period in the prior year. The increase in percentage of international sales is primarily due to the increase in our non-foundry core business. All of the Company's international sales were denominated in U.S.dollars.

Gross Profit As a percent of sales, the Company's gross margin for the three- month period ended June 30, 2000 was 40%, compared with 34% for the same period of the prior year. The improvement in gross margin is primarily due to economies of scale in the fab operations.

Research and Development  Research and development expenses decreased 14%
to $2,430,000 for the quarter ended June 30, 2000 as compared to $2,835,000 for the same quarter of the prior year. The decrease is primarily due to a non-recurring payment made in the same period last fiscal year of $1,350,000 to Orbit Semiconductor, Inc. under a process development agreement for assisting Supertex to accelerate the process transfer to the new fab.

Selling, General and Administrative Expenses for selling, general and administrative were $2,280,000 or 10% of net sales for the quarter ended June 30, 2000 as compared with $1,492,000 or 9% of net sales in the same quarter of the prior year. The dollar increases in selling, general and administrative expenses for the three months were primarily due to increase in data processing software expenses and bad debt reserve corresponding to higher net sales.

Interest and Other Income Interest and other income, net for the three-month period ended June 30, 2000 was $491,000 as compared to $367,000 for the same period of the prior year. The increase is primarily due to increased cash available for investments.

Provision for Income Taxes The Company's effective tax rate for the three-month ended June 30, 2000 was 34% compared to 33% for the same period of the prior year.

Overview Total assets increased to $92,625,000 as of June 30, 2000, up from $86,623,000 at the end of last fiscal year ended March 31, 2000. The increase is due to favorable operating results.

Liquidity and Capital Resources On June 30, 2000, the Company had $34,735,000 in cash, cash equivalents, and short-term investments, compared with $34,176,000 on March 31, 2000. Cash flow from operating activities was $3,395,000 consisting principally of net income of $3,099,000. During the three-month period, $2,271,000 was used to purchase equipment and $1,000,000 was used for the purchase of Preferred A stock of LightConnect, an optical MEMS startup. Cash was also generated from stock option exercises of $435,000. The Company anticipates that available funds and expected cash to be generated from operations will be sufficient to meet cash and working capital requirements through at least the next twelve months.

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

Item 6. - Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27.1    Financial Data Schedule

         (b)   Reports on Form 8-K

               No report on Form 8-K was filed during the quarter for which this Form 10-Q is filed.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SUPERTEX, INC.
                              (Registrant)

Date: August 11, 2000

                                                 By: /S/ Henry C. Pao
                                                     ----------------
                                                     Henry C. Pao, Ph.D.
                                                     President
                                                     (Principal Executive
                                                     and Financial Officer)