Form 10-Q
period 2000-09-30
SUPERTEX INC
filed 2000-11-15
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                             FORM 10-Q

(MARK ONE)
(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

               For the quarterly period ended September 30, 2000

or

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

As of November 8, 2000, 12,381,971 shares of the Registrant's common stock were issued and outstanding.

Total number of pages:  10

                              SUPERTEX, INC.
			QUARTERLY REPORT - FORM 10Q


Table of Contents                                                  Page No.

                       PART I - FINANCIAL INFORMATION

Item    1.  Financial Statements
               Condensed Consolidated Statements of Income...............3
               Condensed Consolidated Balance Sheets.....................4
               Condensed Consolidated Statements of Cash Flows...........5
               Notes to Condensed Consolidated Financial Statements......6
Item    2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................7

                          PART II- OTHER INFORMATION

Item    6.  Exhibits, Financial Statement Schedule and Reports on
            Form 8-K.....................................................9

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         SUPERTEX, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (unaudited)
           (in thousands, except per share amounts)


                                      Three-months Ended,    Six-Months Ended,
                                         September 30,         September 30,

                                         2000    1999        2000     1999

Net sales                              $ 22,512  $ 16,737   $ 44,815  $ 33,034
Cost and expenses:

  Cost of sales                          13,018    10,725     26,407    21,466
  Research and development                2,512     1,724      4,942     4,560
  Selling, general and administrative     2,920     1,609      5,200     3,101
                                         ------    ------     ------    ------
  Total costs and expenses               18,450    14,058     36,549    29,127
                                         ------    ------     ------    ------
Income from operations                    4,062     2,679      8,266     3,907
  Interest income                           595       360      1,114       775
  Other income (expense), net               651       (76)       623      (124)
                                         ------    ------     ------    ------
     Income before provision for
     income taxes                         5,308     2,963     10,003     4,558

Provision for income taxes                1,805       978      3,401     1,504
                                         ------    ------     ------    ------
  Net income                           $  3,503   $ 1,985   $  6,602  $  3,054
                                         ======    ======     ======    ======
Net income per share:
  Basic                                $   0.28   $  0.16   $   0.54  $   0.25
  Diluted                              $   0.27   $  0.16   $   0.50  $   0.25

Shares used in per share computation:
  Basic                                  12,342    12,109     12,309    12,096
  Diluted                                13,167    12,474     13,116    12,343

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.


                        SUPERTEX, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS
                  (unaudited, in thousands)

                                 September 30, 2000            March 31, 2000

ASSETS

Current assets:
   Cash and cash equivalents             $  40,374               $   22,584
   Short-term investments                       --                   11,592
   Trade accounts receivable,
   net of allowance $1,537 and $1,366       17,762                   14,428
   Other receivables                           259                      315
   Inventories                              14,622                   15,083
   Deferred income taxes                     2,862                    2,862
   Prepaid expenses                          1,367                      440
                                            ------                   ------
       Total current assets                 77,246                   67,304

Property, plant and equipment, net          16,411                   14,890
Long term investments                        2,402                    1,402
Intangible assets and other assets, net        684                    1,157
Deferred income taxes                        1,870                    1,870
                                            ------                   ------
TOTAL ASSETS                             $  98,613               $   86,623
                                            ======                   ======

LIABILITIES

Current liabilities:
    Trade accounts payable               $   9,514               $    8,395
    Accrued salaries, wages and
    employee benefits                        5,093                    4,495
    Income taxes payable                     2,272                      353
    Other accrued liabilities                  729                      276
    Deferred license revenue                   437                       --
    Deferred revenue on shipments to
    distributors                               769                      835
                                            ------                   ------
Total current liabilities                   18,814                   14,354

SHAREHOLDERS' EQUITY

   Preferred stock, no par value - 10,000
   shares authorized, none outstanding          --                       --
   Common stock, no par value - 30,000
   shares authorized; issued and
   outstanding 12,370 and 12,132 shares     24,095                   23,167
   Retained earnings                        55,704                   49,102
                                            ------                   ------
     Total shareholders' equity             79,799                   72,269
                                            ------                   ------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                   $  98,613               $   86,623
                                            ======                   ======


See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.



                             SUPERTEX, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, in thousands)

                                                   Six Months Ended

                                       September 30, 2000   September 30, 1999
                                       ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                     $    6,602         $    3,054
                                                   ------             ------
Non-cash adjustments to net income:
  Depreciation and amortization                     2,531              2,931
  Provision for doubtful accounts and
  sales returns                                     1,211              1,242
  Provision for excess and obsolete
  inventories                                         277                526
  Gain on disposal of assets                         (628)                --
  Changes in operating assets and liabilities:
    Accounts receivable                            (4,545)            (3,578)
    Inventories                                       184             (2,357)
    Prepaid expenses and other assets                (880)              (151)
    Trade accounts payable and accrued expenses     2,170                (56)
    Income taxes payable                            1,919              1,191
    Deferred license revenue                          437                 --
    Deferred revenue on shipments to distributors     (66)              (154)
                                                   ------             ------
Total adjustments                                   2,610               (406)
                                                   ------             ------
Net cash provided by operating activities           9,212              2,648
                                                   ------             ------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment         (3,659)              (938)
Proceeds from disposal of assets                      717                 --
Purchases of short term investments                28,228            (28,743)
Proceeds from maturities of short term
investments                                       (16,636)             8,745
Purchases of long term investments                 (1,000)                --
                                                   ------             ------
Net cash used in investing activities               7,650            (20,936)
                                                   ------             ------
CASH FLOWS FROM FINANCING ACTIVITIES

Stock options exercised                               928                523
Repurchase of stock                                    --               (407)
                                                   ------             ------
Net cash used in financing activities                 928                116
                                                   ------             ------
NET DECREASE IN CASH AND CASH EQUIVALENTS          17,790            (18,172)


CASH AND CASH EQUIVALENTS:
  Beginning of period                              22,584             28,190
                                                   ------             ------
  End of period                                $   40,374         $   10,018
                                                   ------             ------

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.


                                SUPERTEX, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the unaudited condensed consolidated financial statements for the three and six months ended September 30, 2000 and 1999 include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of financial condition and results of operations for those periods in accordance with generally accepted accounting principles.

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

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Note 2 - Inventories

Inventories consisted of (in thousands):

                                      September 30, 2000      March 31, 2000

Raw materials..........................    $   1,852             $   1,088
Work-in-process........................        9,965                11,652
Finished goods.........................        2,805                 2,343
                                           ---------              --------
                                            $ 14,622              $ 15,083


Note 3 - Net Income per Share

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


                                      Three-months Ended,   Six-months Ended,
                                         September 30,          September 30,
                                     2000        1999       2000       1999


BASIC:
Net income                           $  3,503    $ 1,985    $  6,602   $ 3,054
                                     ========    =======    ========   =======
Weighted average shares outstanding
for the period                         12,342     12,109      12,309    12,096
                                     --------    -------    --------   -------
Net income per share                 $   0.28    $  0.16    $   0.54   $  0.25
                                     ========    =======    ========   =======
DILUTED:
Net income                           $  3,503    $ 1,985    $  6,602   $ 3,054
                                     ========    =======    ========   =======
Weighted average shares
outstanding for the period             12,342     12,109      12,309    12,096
Dilutive effect of stock options          825        365         807       247
Total                                  13,167     12,474      13,116    12,343
                                     --------    -------     -------   -------
Net income per share                 $   0.27    $  0.16     $  0.50   $  0.25
                                     ========    =======    ========   =======

Note 4 - Long Term Investments

On June 21, 2000, the Company purchased 1,059,322 shares of Series A
Preferred Stock of LightConnect, an optical MEMS startup, for $1,000,000.
The Company owns 12% of LightConnect's outstanding Series A Preferred Stock shares. The Company has recorded its investment in LightConnect as a long-term investment using the cost method of accounting.


Note 5 - Recent Accounting Pronouncements

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

In March 2000, The Financial Accounting Standards Board ("FASB") issued FIN No. 44 "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not have a material impact on the company's financial position or results of operations.

In December, 1999, SAB 101 was issued which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June, 2000 SAB 101B was issued to delay the implementation of SAB 101 until the fourth quarter of fiscal year 2001. The Company is currently evaluating the impact SAB 101 will have on its financial position and results of operations.


PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements This 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates ", and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such a statement in this 10-Q are that the Company anticipates available funds and expected cash generated from operations to be sufficient to meet cash and working capital requirements through at least the next twelve months, that we expect the development efforts to transfer our core products to the 6" fab will decrease significantly in the next quarter, that we expect to increase in research and development expenses for new products, and that we expect our European sales may be negatively affected by the recent gain in US dollars against the Euro. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially form those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors" under Item 7, "Management's' Discussion and Analysis of Financial Condition and Results of Operation" in our Annual Report of Form 10-K for the fiscal year ended March 31, 2000. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Results of Operations

Net Sales: Net sales for the quarter ended September 30, 2000 were $22,512,000, a 35% increase compared to $16,737,000 of the same quarter last year. Net Sales for the six month ended September 30, 2000 were $44,815,000, a 36% increase compared to $33,034,000 of the same periods of the prior fiscal year. The increase in sales for the quarter and year-to-date period are primarily due to increased sales volume in the core products and foundry products. Our core business consists of proprietary products for the telecommunication, imaging and medical electronics industries.

Approximately 41% of the Company's net sales for this quarter and 40% for the six month period were derived from international customers as compared to 33% and 34% for the respective periods in the prior year. The increase in percentage of international sales is primarily due to the increase in our non-foundry core business. We expect that our European sales may be negatively affected by the recent gain in US dollars against the Euro.

Gross Profit: As a percent of sales, the Company's gross margin for the three and six month periods ended September 30, 2000 were 42% and 41% respectively, compared with 36% and 35% for the same periods of the last fiscal year. The improvement in gross margin is primarily due to higher production volume in our fab operation which resulted in economies of scale.

Research and Development: Research and development expenses increased 46% to $2,512,000 for the quarter ended September 30, 2000 as compared to $1,724,000 for the same quarter of the prior year. For the six months ended September 30, 2000, research and development increased 8% to $4,942,000 from $4,560,000 for the same period last year. The increase in R&D expenses for this quarter and six month periods were due to R&D software expenses and development efforts to transfer our core products from 4" to 6" fab. We expect that the developement effort to transfer our core products to the 6" fab will decrease significantly in the next quarter. However, some of the reduction wil be offset by an increase in research and development expenses for new products.

Selling, General and Administrative Expenses for selling, general and administrative were $2,920,000 or 13% of net sales for the quarter ended September 30, 2000 as compared with $1,609,000 or 10% of net sales in the same quarter of the prior year. For the six months ended September 30, 2000, selling, general and administrative expenses were $5,200,000 or 12% of net sales compared to $3,101,000 or 9% for the same period last year. The dollar increases in selling, general and administrative expenses for the three and six month periods were primarily due to increase in recruiting expenses, salary adjustments, data processing software expenses and bad debts reserves.

Interest and Other Income Interest and other income, net for the three and six month periods ended September 30, 2000 was $1,246,000 and $1,738,000, respectively. For the three and six month periods ended September 30, 2000, interest was $595,000 and $1,114,000, respectively. Other income was primarily gain on disposal of equipment of $628,000.

Provision for Income Taxes The Company's effective tax rate for the three and six months ending September 30, 2000 was 34% compared to 33% for the same periods of the last fiscal year.

Overview Total assets increased to $98,613,000 as of September 30, 2000, up from $86,623,000 at the end of last fiscal year ended March 31, 2000. The increase is due to favorable operating results for the first half of the fiscal year.

Liquidity and Capital Resources On September 30, 2000, the Company had $40,374,000 in cash, cash equivalents, and short-term investments, compared with $34,176,000 on March 31, 2000. Cash flow from operating activities was $9,212,000 consisting principally of net income of $6,602,000. During the six-month period, $3,659,000 was used to purchase property and equipment and $1,000,000 was used for the purchase of Series A Preferred stock of LightConnect, an optical MEMS startup. Cash was also generated from stock option exercises of $928,000. The Company anticipates that available funds and expected cash to be generated from operations will be sufficient to meet cash and working capital requirements through at least the next twelve months.

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


                                SUPERTEX, INC.
                                 (Registrant)

Date: November 14, 2000


                               By: /s/ Henry C. Pao
                                   -------------------
                                   Henry C. Pao, Ph.D.
                                   President
                                   (Principal Executive and Financial Officer)