Form 10-Q
period 2000-12-31
SUPERTEX INC
filed 2001-02-15
CIK 730000

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


FORM 10-Q


(MARK ONE)
(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended December 31, 2000

or

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

Yes  X         No

As of February 12, 2001, 12,405,539 shares of the Registrant's common stock were issued and outstanding.


Total number of pages:  10



                               SUPERTEX, INC.
			QUARTERLY REPORT - FORM 10Q


Table of Contents						Page No.

                       PART I - FINANCIAL INFORMATION

Item    1.  Financial Statements
               Condensed Consolidated Statements of Income             3
               Condensed Consolidated Balance Sheets                   4
               Condensed Consolidated Statements of Cash Flows         5
               Notes to Condensed Consolidated Financial Statements    6
Item    2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        7


                       PART II- OTHER INFORMATION

Item    6.  Exhibits, Financial Statement Schedule and Reports
            on Form 8-K                                               10



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                            SUPERTEX, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (unaudited)
                (in thousands, except per share amounts)


                              Three-months Ended,        Nine-Months Ended,
                                December 31,               December 31,
                             2000        1999              2000       1999

Net sales                   $ 20,209    $ 17,709         $ 65,025   $ 50,743

Cost and expenses:
  Cost of Sales               11,800      11,065           38,208     32,531
  Research and development     3,054       1,583            7,996      6,143
  Selling, general and
  administrative               2,568       1,939            7,768      5,044
                              ------      ------           ------     ------
    Total costs and expenses  17,422      14,587           53,972     43,718
                              ------      ------           ------     ------
Income from operations         2,787       3,122           11,053      7,025
  Interest income                672         467            1,786      1,242
  Other income (expense), net   (160)         59              464        (65)
                              ------      ------           ------     ------
    Income before provision for
    income taxes               3,299       3,648           13,303      8,202

Provision for income taxes     1,122       1,204            4,523      2,707
                              ------      ------           ------     ------
    Net income              $  2,177    $  2,444         $  8,780   $  5,495
                              ======      ======           ======     ======

Net income per share:
    Basic                   $   0.18    $   0.20         $   0.71   $   0.45
    Diluted                 $   0.17    $   0.20         $   0.67   $   0.44

Shares used in per share computation:
    Basic                     12,386      12,121           12,335     12,104
    Diluted                   13,041      12,496           13,091     12,394

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.


                               SUPERTEX, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (unaudited, in thousands)

                                     December 31, 2000      March 31, 2000
ASSETS

Current assets:
  Cash and cash equivalents           $  18,664             $   22,584
  Short-term investments                 22,640                 11,592
  Trade accounts receivable, net
  of allowance of  $1,660 and $1,366     16,406                 14,428
  Other receivables                         814                    315
  Inventories                            13,941                 15,083
  Deferred income taxes                   2,862                  2,862
  Prepaid expenses                        1,249                    440
                                         ------                 ------
    Total current assets                 76,576                 67,304

Property, plant and equipment, net       16,450                 14,890
Long term investments                     3,152                  1,402
Intangible and other assets, net            443                  1,157
Deferred income taxes                     1,870                  1,870
                                         ------                 ------
TOTAL ASSETS                          $  98,491             $   86,623
                                         ======                 ======

LIABILITIES

Current liabilities:
  Trade accounts payable              $   7,087             $    8,395
  Accrued salaries, wages and
  employee benefits                       6,021                  4,495
  Income taxes payable                    1,510                    353
  Other accrued liabilities                 577                    276
  Deferred license revenue                  400                     --
  Deferred revenue on shipments to
  distributors                              724                    835
                                         ------                 ------
    Total current liabilities            16,319                 14,354

SHAREHOLDERS' EQUITY

  Preferred stock, no par value - 10,000
  shares authorized, none outstanding        --                     --
  Common stock, no par value - 30,000
  shares authorized; issued and
  outstanding 12,405 and 12,251 shares   24,290                 23,167
  Retained earnings                      57,882                 49,102
                                         ------                 ------
    Total Shareholders' equity           82,171                 72,269

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                $  98,491             $   86,623
                                         ======                 ======

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.


                              SUPERTEX, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)
                                                  Nine months Ended
                                        December 31, 2000   December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                  $   8,780          $   5,495

Non-cash adjustments to net income:
  Depreciation and amortization                 3,868              4,320
  Provision for doubtful accounts and
  sales returns                                 1,683              1,932
  Provision for excess and obsolete
  inventories                                     277                866
  Gain on disposal of assets                     (776)                --
  Changes in operating assets and liabilities:
    Accounts receivable                        (3,661)            (4,589)
    Inventories                                   865             (3,570)
    Prepaid expenses and other assets          (1,317)               (88)
    Trade accounts payable and accrued expenses   519              1,832
    Income taxes payable                        1,157                757
    Deferred license revenue                      400                 --
    Deferred revenue on shipments to
    distributors                                 (111)               (95)
                                               ------             ------
Total adjustments                               2,902              1,365
                                               ------             ------
Net cash provided by operating activities      11,682              6,860

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment     (4,888)            (3,386)
Proceeds from disposal of assets                  961                 --
Purchases of short term investments           (39,276)           (43,536)
Proceeds from maturities of short term
investments                                    28,228             23,255
Purchases of long term investments             (1,750)                --
                                               ------             ------
Net cash used in investing activities         (16,725)           (23,667)
                                               ------             ------
CASH FLOWS FROM FINANCING ACTIVITIES

Stock options exercised                         1,123                723
Repurchase of stock                                --               (966)
Net cash provided by (used in) financing       ------             ------
activities                                      1,123               (243)
                                               ------             ------
NET DECREASE IN CASH AND CASH EQUIVALENTS      (3,920)           (17,050)

CASH AND CASH EQUIVALENTS:
  Beginning of period                          22,584             28,190
  End of period                             $  18,664          $  11,140

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.


                           SUPERTEX, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the unaudited condensed consolidated financial statements for the three and nine months ended December 31 , 2000 and 1999 include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of financial condition and results of operations for those periods in accordance with generally accepted accounting principles.

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

Note 2 - Inventories

Inventories consisted of (in thousands):
                            December 31, 2000       March 31, 2000
Raw materials....................  $   1,720       $   1,088
Work-in-process..................      8,632          11,652
Finished goods...................      3,589           2,343
                                   ---------       ---------
                                   $  13,941       $  15,083

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

                            Three-months Ended,       Nine-months Ended,
                                December 31,             December 31,
                              2000      1999          2000        1999
BASIC:
Net income                 $  2,177   $  2,444      $  8,780      $  5,495
Weighted average shares
outstanding for the period   12,386     12,121        12,335        12,104
                             ------     ------        ------        ------
Net income per share       $   0.18   $   0.20      $   0.71      $   0.45

DILUTED:
Net income                 $  2,177   $  2,444      $  8,780      $  5,495
Weighted average shares
outstanding for the period   12,386     12,121        12,335        12,104
Dilutive effect of stock
options                         655        375           756           290
                             ------     ------        ------        ------
Total                        13,041     12,496        13,091        12,394
                             ------     ------        ------        ------
Net income per share       $   0.17   $   0.20      $   0.67      $   0.44


Note 4 - Long Term Investments

On June 21, 2000, the Company purchased 1,059,322 shares of Series A Preferred Stock of LightConnect Inc., an optical MEMS start up, for $1,000,000. The Company owns 12% of LightConnect's outstanding Series A Preferred Stock shares. On September 2000, the Company purchased 600,000 shares of Series A Preferred Stock of OEpic Inc., for $750,000. OEpic Inc., is a start up company whose business is in design, manufacture and sale of ultra-high-speed integrated photonic components for the next generation telecommunication applications. The company owns 14% of OEpic's outstanding Series A Preferred Stock shares. The Company recorded its investment in both LightConnect and OEpic as long-term investments using the cost method of accounting.


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


PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements This 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates ", and variations of these words and similar expressions, are intended to identify forward-looking statements.
An example of such a statement in this 10-Q is that the Company anticipates available funds and expected cash generated from operations to be sufficient to meet cash and working capital requirements through at least the next twelve months. This statement is only a prediction, is not a guaranty of future performance, and is subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our Annual Report of Form 10-K for the fiscal year ended March 31, 2000. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Overview

Supertex designs, develops, manufactures, and markets high voltage analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We supply standard and custom interface products primarily for use in the telecommunications, imaging, and medical electronics markets. We also provide wafer foundry services for the manufacture of integrated circuits for customers using customer-owned designs and mask toolings.

Results of Operations

Net Sales Net sales for the quarter ended December 31, 2000 were $20,209,000, a 14% increase compared to $17,709,000 for the same quarter last year. Net sales for the nine months ended December 31, 2000 were $65,025,000, a 28% increase compared to $50,743,000 for the same period of the prior fiscal year. The increase in sales for the quarter and year-to-date period are primarily due to increased unit sales volume of both core and foundry products.

As percentage of total sales for the quarter ended December 31, 2000 and 1999, sales to customers in the medical electronics and telecommunications markets represented 37% and 28% of total sales, respectively. Sales to customers in the imaging market was 24% in 2000 compared with 23% in 1999. Sales to all other markets represented 11% in 2000 and 12% in 1999, respectively.

As percentage of total sales for the nine months ended December 31, 2000, sales to customers in the medical electronics market represented 36% of our business as compared with 35% for the same period in 1999. Sales to customers in the telecommunications market was 27% in 2000 compared with 29% in 1999. Sales to customers in the imaging market was 25% in 2000 compared with 23% in 1999. Sales to all other markets represented 12% in 2000 compared with 13% in 1999. On a dollar basis, sales of our medical electronics products increased 31% to $23,314,000 for the nine months ended December 31, 2000, sales of our telecommunication products increased 19% to $17,570,000, and sales of our imaging products increased 39% to $16,472,000.

Approximately 38% of the Company's net sales for this quarter and 40% for the nine-month period ended December 31, 2000, were derived from international customers as compared to 39% and 36% for the respective periods in the prior year. Although dollar sales to international customers increased from quarter to quarter, the percentage of international sales to total sales is slightly lower primarily due to lower demand in Japan. For the nine-month period, the increase in percentage of international sales is primarily due to the increased sales volume in both Europe and Asia

Gross Profit As a percent of sales, the Company's gross margin for the three-month and nine-month periods ended December 31, 2000 were 42% and 41% respectively, compared with 38% and 36% for the same periods of the last fiscal year. The improvement in gross margin is primarily due to higher production volume in our new six-inch fab operation, allowing us to benefit from economies of scale.

Research and Development Research and development (R&D) expense increased 93% to $3,054,000 for the quarter ended December 31, 2000 as compared to $1,583,000 for the same quarter of the prior year. For the nine months ended December 31, 2000, R&D expense increased 30% to $7,996,000 from $6,143,000 for the same period last year, with most of the increase occurring during this past quarter. The increase in R&D expense for the three-month and nine-month periods this year as compared to last year was due to an increases in payroll expense resulting from additional headcount, and in new product development efforts, as well as the transfer of our products from four-inch to six-inch fab. Our customers have continued to worked with us in our development efforts in the new integrated circuits (ICs) to drive the optical micro-electro-mechanical systems (MEMS) and in the network power interface circuits to drive photonic and gigabit Ethernet modules and voice over Internet Protocol (VoIP) telephone systems.

Selling, General and Administrative Selling, general and administrative expense was $2,568,000 or 13% of net sales for the quarter ended December 31, 2000 as compared with $1,939,000 or 11% of net sales in the same quarter of the prior year. For the nine months ended December 31, 2000, selling, general and administrative expense was $7,768,000 or 12% of net sales compared to $5,044,000 or 10% for the same period last year. The dollar increases in selling, general and administrative expense for the three-month period were primarily due to salary adjustments of $227,000, consulting fees of $127,000, and commissions of $100,000. The dollar increases for the nine-month period were due to salary adjustments of $877,000, bad debt expense of $518,000 and sales commissions of $600,000, consulting fees of $175,000, depreciation of $155,000 and data processing expenses for software implementation of $154,000.

Interest and Other Income Interest and other income, net for the three and nine month periods ended December 31, 2000 was $512,000 and $2,250,000, respectively. For the three and nine month periods ended December 31, 1999, interest and other income, net was $526,000 and $1,177,000, respectively. The increase for the nine-month period was due to a $776,000 gain from disposal of assets including retired equipment from the four-inch fabrication plant and a $544,000 increase in interest income attributed to larger average cash and investment balances.

Provision for Income Taxes The Company's effective tax rate for the three and nine months ending December 31, 2000 was 34% compared to 33% for the same periods of the last fiscal year.

Overview of Change in Financial Condition Total assets increased to $98,491,000 as of December 31, 2000, up from $86,623,000 at the end of last fiscal year ended March 31, 2000. The increase is due primarily to favorable operating results during the first nine months of the fiscal year.

Liquidity and Capital Resources On December 31, 2000, the Company had $41,304,000 in cash, cash equivalents, and short-term investments, compared with $34,176,000 on March 31, 2000. This increase is due primarily to positive cash flow from operating activities of $11,682,000 consisting principally of net income of $8,780,000.

Positive factors contributing to cash flow from operating activities are as follows:
* There was decrease in inventory of $865,000 primarily caused by the increase in net sales.
* There was an increase in income taxes payable of $1,157,000 due to a higher amount of income subject to tax and a higher tax rate.
* There was an increase in trade accounts payable and accrued expenses of $520,000 resulting from normal operating activities.
* There was an increase in deferred revenue from a licensing agreement of $400,000.

Meanwhile, negative factors affecting operating cash flow were as follows:
* There was increase in accounts receivable of $3,661,000 primarily caused by the increase in net sales.
* There was an increase in prepaid expenses and other assets of $1,317,000 relating primarily to a prepaid software maintenance contract of $705,000; an increase in non-trade receivables from sale of surplus four-inch equipment of $381,000; and increased accrued interest income of $110,000.

Net cash used in investing activities during the nine-month period was $16,725,000 of which $11,048,000 was used for short-term investments, $4,888,000 was used to purchase property and equipment offset by proceeds from disposal of surplus equipment of $961,000, and $1,750,000 was used to purchase long-term investments in LightConnect, Inc. and OEpic Inc.

Net cash provided by financing activities during the nine-month period was $1,123,000 all of which was generated from stock option exercises.

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


                                SUPERTEX, INC.
                                (Registrant)

Date: February 14, 2001



                             By: /s/Henry C. Pao
                                 -------------------
                                 Henry C. Pao, Ph.D.
                                 President
                                (Principal Executive and Financial Officer)