Form 10-K
period 2001-03-31
SUPERTEX INC
filed 2001-06-26
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(MARK ONE)
(x)	Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee Required) For the Fiscal Year Ended March 31, 2001
or
(  )	Transition Report Pursuant to Section 13 or 15(d) of the Securities
and Exchange Act of 1934 For the transition period from _______ to ________ Commission File No. 0-12718

SUPERTEX, INC.
(Exact name of Registrant as specified in its Charter)
California	94-2328535
(State or other jurisdiction of incorporation or organization)	(IRS
Employer Identification No.)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 22, 2001, was $133,074,000 based on the closing price reported for such date. Shares of common stock held by officers, directors and other persons who may be deemed "affiliates" of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The total number of shares outstanding of the Registrant's common stock as of May 22, 2001, were 12,403,539.

Documents Incorporated by Reference: Part III incorporates by reference portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on August 17, 2001 (the "Proxy Statement").


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Exhibit Index is on Page 38
Total number of pages is 66






















(BLANK PAGE)


SUPERTEX, INC.
ANNUAL REPORT - FORM 10K

Table of Contents

                                                                Page No.

PART I

Item    1.      Business                                              4
Item    2.      Properties                                            9
Item    3.      Legal Proceedings                                     9
Item    4.      Submission of Matters to a Vote of Security Holders   9


PART II

Item	5.	Market for Registrant's Common Equity and Related
                Shareholder Matters                                   9
Item    6.      Selected Consolidated Financial Data                  10
Item	7.	Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   11
Item   7A.      Quantitative and Qualitative Disclosure about Market
                Risk                                                  17
Item    8.      Financial Statements and Supplementary Data           17
Item	9.	Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                   18


PART III

Item    10.     Directors and Executive Officers of the Registrant    18
Item    11.     Executive Compensation                                18
Item	12.	Security Ownership of Certain Beneficial Owners and
                Management                                            18
Item    13.     Certain Relationships and Related Transactions        18


PART IV

Item	14.	Exhibits, Financial Statement Schedule and Reports on
                Form 8-K                                              19


                Signatures                                            21

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

The Company was incorporated in California in October 1975 and conducted an initial public offering of its Common Stock in December 1983. Its executive offices are located at 1235 Bordeaux Drive, Sunnyvale, California 94089, and its principal manufacturing facilities are located at 71 Vista Montana,
San Jose, California 95134. To support new product development and four-inch to six-inch conversion, two Design Centers were set up in the first fiscal quarter of 2001, one in San Jose, California within our six-inch wafer
fabrication facility, and one in Kowloon Bay, Hong Kong.    Supertex maintains
five direct field offices located in: (1) New York; (2) Texas; (3) The United Kingdom; (4) Germany; and (5) Taiwan. The telephone number of its headquarters is (408) 744-0100. The Company's mailing address is 1235 Bordeaux Drive, P.O. Box 3607, Sunnyvale, California 94088-3607.

Products

Supertex has developed over the years a variety of high voltage analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We supply standard and custom interface products primarily for use in telecommunications, imaging and medical electronics markets. We also provide wafer foundry services for the manufacture of integrated circuits for customers using customer-owned designs and mask toolings.

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

As a leading provider of products to these specific niche markets, Supertex has been able to work very closely with key customers to define new products and identify future market needs. Such close collaboration has facilitated our development of a wide range of leading edge new products and has allowed our customers to quickly develop new and more advanced products for their markets.

In the DMOS transistor product line, Supertex focuses on certain niches such as very low threshold and low leakage devices, which are most suitable for telecommunication, automatic test equipment, and hand-held applications where these features justify a premium. The DMOS transistor products also serve as predecessors to a fully integrated solution such as high voltage integrated circuits.

Research and Development

Supertex incurred expenses of $10,917,000, $8,468,000, and $7,195,000 on research and development activities during fiscal years 2001, 2000, and 1999 respectively. Research and development activities in fiscal 2001 continued at the rate of over twenty new product projects per year. During the first quarter of fiscal year 2001, we opened a new design center in Hong Kong to supplement our U.S. design group and formed the Special Telecommunication Project Group to focus on photonic and fiber-optics for telecommunication applications market.

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

We subcontract most of our standard component packaging and limited testing to independent assemblers, principally in Thailand, Malaysia, the Philippines, and Taiwan. We also maintained a specialized assembly area at our manufacturing facilities to package engineering prototypes, to ensure high priority deliveries, and to assemble high reliability circuits required in military and other high reliability applications. After assembly, packaged units are shipped back to our facility or to testing subcontractors for final product testing. Quality control is performed at our headquarters before shipment to customers. Although our off-shore assembly and test subcontractors have not experienced any serious work stoppages, the political situation in these countries can be volatile. Any prolonged work stoppage or other inability to assemble products would have a material adverse impact on our operating results although we have qualified assemblers in different countries to reduce risk. Furthermore, economic risks, such as changes in tariff or freight rates or interruptions in air transportation, could adversely affect our operating results.

As a result of our acquisition on February 1, 1999 of the six inch wafer fabrication (fab) facility in San Jose, California from Orbit Semiconductor, a subsidiary of the DII Group, we believe that we are well-positioned to fulfill our wafer manufacturing capacity needs for the near future. After the acquisition, we ramped up the production volume of the new fab consisting of foundry wafers and our proprietary core product wafers, while gradually ramping down the production in our old fab. During the third quarter of fiscal year 2000, we completed closing of the old 4-inch fab, transferring remaining staff to the 6-inch fab, and training and certifying our employees in the use of the six-inch fab. There were no material charges made for closing down the four-inch fab and there was no material amount of four-inch equipment remaining at March 31, 2001.

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

Sales

We market our standard and custom products in the United States and abroad through our direct sales and marketing personnel in our headquarters, as well as through independent sales representatives and distributors supported by our field sales managers out of our sales offices in New York, Texas, the United Kingdom, Germany, and Taiwan.

Export sales are made primarily through independent distributors to customers in Europe and Asia, and represented 38%, 36%, and 51% of net sales in fiscal years 2001, 2000, and 1999 respectively. Exports to Asia are largely to customers in Japan. Export sales are denominated only in U.S. dollars. Although export sales are subject to certain governmental commodity controls and restrictions for national security purposes, we have not had any material adverse effects on our business or financial results because of these limitations.

In fiscal 2001, Microtek Inc., our primary distributor in Japan, accounted for 12% of net sales. Sales to Microtek and Dii Semiconductor, a foundry customer, accounted for 12% and 11% of net sales respectively in fiscal 2000, and Microtek made up 16% of net sales for fiscal 1999. We have no long-term production agreement with Microtek or Dii Semiconductor. Normal terms and conditions of sale apply, which include a 60-day notice of cancellation and charges for work-in-process for cancellations less than 60 days from shipment. Outstanding accounts receivable from Microtek accounted for 7% of gross accounts receivable as of March 31, 2001. While we have maintained a good relationship with Microtek, Inc. for over fifteen years, a breakdown in that relationship could materially and adversely affect our business and financial results.


Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. While we endeavor to minimize the required inventory on hand and consider technological obsolescence when estimating amounts required, such estimates may be inaccurate and are subject to change.

Revenue from direct product sales to end-user customers is generally recognized upon transfer of title and risk of loss, which is generally upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection is probable. Provisions for estimated warranty repairs, returns and other allowances are recorded at the time revenue is recognized. Sales to distributors are made primarily under arrangements allowing limited price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, the Company defers recognition of such sales and the related costs of sales until the merchandise is sold by distributors to their end-user customers.

Seasonality


While there may be some seasonality in some of our markets, a seasonal influence on sales has not been identified as a material trend.

Backlog

Our backlog at March 31, 2001 was approximately $23,956,000 compared with $25,938,000 and $17,139,000 at March 31, 2000, and 1999, respectively. We expect that all of the current backlog will be shipped in fiscal 2001. Customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer.
For those reasons, we believe that backlog is not meaningful in predicting our actual net revenue for any future period.

Competition

Because of our market niches, market statistics are not generally available for many of our products. Competition in general among manufacturers of semiconductor components and discrete transistors is intense. Many of our domestic and foreign competitors have larger facilities, more financial, technical, and human resources, and more diverse product lines. Factors such as product prices, product performance, diversity of product lines, delivery capabilities, and the ability to adapt to rapid technological change to develop new and improved products are the principal methods of competition in the industry. We believe we are a leader in certain markets for our product families where we have a technological and/or cost advantage and that we are generally competitive with respect to these factors.

Patents and Licenses

We hold numerous United States patents, which will expire between 2001 to 2018, and we have applications for additional patents pending. Although we believe that our patents may have value, there can be no assurance that our patents or any additional patents that may be obtained in the future will provide meaningful protection from competition. We believe that our success depends primarily on the experience, creative skills, technical expertise, and marketing ability of our personnel rather than on the ownership of patents. Patents may, however, be useful for cross-license purposes and have served the Company well in the past.

Supertex is not aware that any of its products infringe on any valid patent or other proprietary rights of third parties but it cannot be certain that they do not do so. If infringement is alleged, there can be no assurance that the necessary licenses could be obtained, or if obtained, would be on terms or conditions that would not have a material adverse effect on the Company.

Employees

At March 31, 2001, we had 400 full time employees primarily located in Northern California. Many of our employees are highly skilled, and we believe our continued growth and success will depend in part on our ability to attract and retain such employees. At times, like other semiconductor manufacturers, experience difficulty in hiring and retaining sufficient numbers of skilled personnel.

We believe that the compensation, benefits, and incentives offered to our employees are competitive with those generally offered throughout the semiconductor industry. There are no collective bargaining agreements between us and our employees, and there has been no work stoppage due to labor difficulties. The Company considers its employee relations to be good.


Executive Officers of the Company

Name                 Position with the Company           Age   Officer Since
Henry C. Pao         President, Principal Executive and   63      1976
                     Financial Officer
Richard E. Siegel    Executive Vice President             55      1982
Benedict C. K. Choy  Senior Vice President, Technology    55      1976
                     Development, and Secretary
Dennis E. Kramer     Vice President, Materials            59      1996
William P. Ingram    Vice President, Wafer Fab Operations 53      1999
Franklin Gonzalez    Vice President, Process Technology   50      1999
Michael Lee          Vice President, I.C. Design          46      1999
Dilip Kapur          Vice President, Standard Products    52      2000
William Petersen     Vice President, Worldwide Sales      48      2001

Officers appointed by the Board of Directors serve at the discretion of the Board. There is no family relationship between any directors or executive officers of the Company except as stated below.

Henry C. Pao is a founder of Supertex and has served as President, Principal Financial and Executive Officer, and as a Director since the Company's formation in fiscal 1976. Previously, he worked at Fairchild Semiconductor, Raytheon, Sperry Rand and IBM. He has B.S., M.S., and Ph.D. degrees in Electrical Engineering from University of Illinois at Champaign-Urbana.
Dr. Pao is the brother of Frank Pao, also a Director of the Company.

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

William P. Ingram joined Supertex five years ago as its Director of Wafer Fab Operations. Prior to joining Supertex, he was Vice President of Technology Development at Crosspoint Solutions, before which he held management positions at Fairchild and National Semiconductor. He began his career at National after receiving his B.S. degree in Electrical Engineering with honors from the North Carolina State University.

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

Michael Lee re-joined Supertex in October 1993 as Director of I.C. Design. Before that, he had a combined total of fifteen years of industry experience in I.C. Design. He began his career at Supertex after receiving his Masters in Electrical Engineering from UC Berkeley in 1978.

Dilip Kapur joined Supertex in March 1984 and has managed Marketing, Applications, Marketing Communications and Product Engineering Departments. He was promoted to Director of Marketing in 1990, and promoted to Vice President Standard Products in December 2000. He has previously held Application Engineering and Marketing positions at Computer Power Inc. and Advani Oerlikon Ltd. He has a B.S. degree in Electrical Engineering from MACT, Bhopal and a Diploma in International Trade from Indian Institute of Foreign Trade, New Delhi.

William Petersen first [JL1]joined Supertex in 1984 as Sales Manager for the Central Region of the United States. From 1990 through 1994, he was the Company's National Sales Manager, overseeing sales operations throughout the United States. Mr. Petersen re-joined Supertex in September 1999 as Director of Sales. He was promoted to Vice President of Worldwide Sales in February 2001. Prior to working at Supertex, he worked at Siemens as Central Area Manager from 1980-1984. Mr. Petersen attended the University of Iowa.

Item 2.  Properties

The Company leases facilities at 71 Vista Montana, San Jose, California covering approximately 61,700 square feet where the Company's six-inch wafer fabrication and process engineering, and Telecom Design functions are located.

The Company also leases facilities covering approximately 20,000 square feet at 1225 Bordeaux Drive, Sunnyvale, California. Operations at these facilities include the Company's process engineering, assembly, and quality control functions. These facilities are leased from a corporation owned by a former director of the Company. (See Note 7 of "Notes to Consolidated Financial Statements.")

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

Item 3.  Legal Proceedings

Supertex is not currently a part of any material legal proceedings. However, it may be involved from time to time in various legal actions arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.


PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
Matters

On May 22, 2001, the last reported sale price was $15 per share. There were approximately 3,198 shareholders of record of common stock on May 22, 2001. We have not paid cash dividends on our common stock in fiscal years 2001 and 2000, and the Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

The following table sets forth the range of high and low closing sale prices reported on The NASDAQ Stock Market under the symbol SUPX for the periods indicated.

	                     Fiscal Years Ended March 31,
                                   2001               2000
                              High    Low         High     Low
First Quarter              $ 50 3/4  $ 23 1/4    $ 11     $ 8 5/8
Second Quarter               53 1/4    33 5/16     16      10 5/8
Third Quarter                49 1/8    19 7/16     18      12
Fourth Quarter               20 13/16  11 7/8      34 7/8  18

Item 6.  Selected Consolidated Financial Data

The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                Fiscal Years Ended March 31
                         2001      2000      1999     1998     1997
                                        (in thousands)
Balance Sheet Data:
  Working capital ....  $61,662  $52,950   $41,650  $44,868   $36,734
  Total assets    ....  $98,695  $86,623   $74,589  $66,629   $56,408
  Shareholders' equity  $82,359  $72,269   $62,680  $57,217   $48,487


                                      Fiscal Years Ended March 31,
                                2001      2000      1999     1998     1997
                                 (in thousands, except per share amounts)
Statement of Operations Data:
Net sales..................... $81,455   $70,838   $50,721   $52,706  $48,935
Costs and expenses:
   Costs of sales.............  48,790    44,976    28,867    28,709   26,073
   Research and development...  10,917     8,468     7,195     5,582    5,306
   Selling, general and
   administrative.............  10,806     6,980     6,860     6,724    6,226
   Write-off of acquired in
   process Technology.........      --        --     2,506        --       --
Income from operations........  10,942    10,414     5,293    11,691   11,330
Other income:
   Interest income............   2,466     1,978     1,981     1,666    1,430
   Other income (loss), net...  (1,153)      257      (130)        2       63

Income before provision for
income taxes..................  12,255    12,649     7,144    13,359   12,823
Provision for income taxes....   4,167     4,174     1,810     4,542    4,103
   Net income................. $ 8,088   $ 8,475   $ 5,334   $ 8,817  $ 8,720
Net income per share:
   Basic...................... $  0.65   $  0.70   $  0.44   $  0.73  $  0.73
   Diluted.................... $  0.62   $  0.68   $  0.44   $  0.71  $  0.70

Shares used in per share computation:
   Basic......................  12,351    12,126    12,077    12,074   12,026
   Diluted....................  12,990    12,519    12,225    12,380   12,509


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates ", and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) we believe we are a market leader, (2) our new fab will fulfill our wafer manufacturing capacity needs, (3) current backlog will be shipped in fiscal 2002, (4) our customers' problems with excess inventory may continue through at least the first half of fiscal 2002, and (5) our patents may have value and may be
useful for cross-licensing.   These statements are only predictions, are not
guarantees, of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially form those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described below in "Risk Factors" and elsewhere in this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Risk Factors Semiconductor companies as a group are subject to many similar risks. These include the risks that (1) the demand for semiconductors decreases as the industry has historically been very cyclical, (2) there are shortages of raw materials and/or fab capacity, (3) there are changes in underlying circuit or process technology or fab technology, or (4) there is litigation regarding third party patents. Other factors that could affect our future results include whether we can generate new bookings from both new and current products; general economic conditions, both in the United States and foreign markets, and economic conditions specific to the semiconductor industry; risks associated with customer concentration; our ability to introduce new products, to enhance existing products, and to meet the continually changing requirements of our customers; our ability to maintain and enhance relationships with our assembly and test subcontractors and independent distributors and sales representatives; and whether we can
manufacture efficiently and control costs.   In addition, we are subject to
the below-described risks, which are specific to us and our business:

* We have focused our product offerings primarily on niche markets which leverage our capabilities and which we believe we can dominate. We attempt to choose markets which are sizable enough to be worth pursuing but which are not large enough to attract fierce competition. These markets could grow enough to attract increased competition or else competitors could enter due to happenstance or down-turns elsewhere. In addition, these niches might be more susceptible to shrinkage than more diverse markets, due to their concentration on a few product offerings.
* We are dependent upon one fab which we own and operate. We would be susceptible were this fab to be unable to meet our needs, for example, were this fab to become obsolete due to process technology changes, or to be damaged, for example by fire or earthquake. We could encounter difficulties in operating our fab, such as contaminants in the air or defects in equipment, which could affect yields and production.
* We have several competitors which are substantially larger and could bring to bear substantially more resources in our niche markets. We have been able to maintain high margins in part because of our dominance of most of our niche markets. Increased competition could cause our margins to decrease.
* Our outstanding stock is owned more than 26% by Henry Pao, President, CEO, and a director, and his father and brother. They have no agreement among themselves to act together with respect to the Company or their stockholdings. Were they to act in concert, they would be our largest shareholder and would have an ability to elect one or more directors, to direct management, and to delay or prevent a change in control.
* We sell a substantial amount of our products internationally. Problems with foreign economies or wars, or changes in the exchange rate, could adversely affect our foreign sales.
* We depend upon one customer, Microtek, for approximately 12% of our sales. Microtek is our primary distributor in Japan with at least twenty end-customers. Most of our customers can typically cancel or reschedule orders without penalty so decreased demand for our products could translate into decreased sales very rapidly.
* We are very dependent upon continued innovation of our engineers. The competition for engineers with relevant experience is extremely intense in the Silicon Valley, where most of our engineers are located. We must compete in terms of salary, benefits, and working conditions with many start-ups which can offer more equity. We have started an IC Design Center in Hong Kong where competition is not as intense.
* We are dependent upon several key persons for management and engineering expertise. Their loss would be detrimental to us.
* The shortage of energy supplies in California could have a negative impact on the Company's future operating performance. California is currently experiencing prolonged energy alerts caused by the shortage and substantially increased costs of electricity and natural gas supplies. Our six-inch wafer fabricating facility, process engineering, and Telecom design functions are all located in San Jose, California, and certain product engineering, assembly, and testing activities are conducted at our facilities in Sunnyvale, California. While we maintain emergency generation capability for health, life and safety, it is not sufficient to maintain our fab at an operational status. Future interruptions in our power supplies or further increases in our power costs could have a material adverse affect on our operations and our financial results.

The following discussion should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Selected Consolidated Financial Data" included elsewhere in this Form 10-K.

The following table sets forth items from the Statements of Income as a percentage of net sales for the periods indicated:

                                             Fiscal Years Ended March 31,
                                             2001        2000       1999
Net sales.................................  100.0 %     100.0 %     100.0 %
Costs of sales............................   59.9        63.5        56.9
Research and development..................   13.4        11.9        14.2
Selling, general and administrative.......   13.3         9.9        13.6
Write off of acquired in
process technology........................     --          --         4.9
Income from operations....................   13.4        14.7        10.4
Other income
Interest income...........................    3.0         2.8         3.9
Other income (expense), net...............   (1.4)        0.4        (0.2)
Income before provision for income taxes..   15.0        17.9        14.1
Provision for income taxes ...............    5.1         5.9         3.6
Net income................................    9.9 %      12.0 %      10.5 %

Overview

Supertex designs, develops, manufactures, and markets high voltage analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We supply standard and custom interface products primarily for the use in the telecommunications, imaging, and medical electronics markets. We also provide wafer foundry services for the manufacture of integrated circuits for customers using customer-owned designs and mask toolings.

Recent Developments

During the third and fourth quarter of fiscal 2001, we experienced a slowing of demand for our products. Sales were unexpectedly weak during the third quarter, partly due to a last minute delivery stretch-out by our customers resulting, we believe, from their inventory corrections, and partly due to a slowdown in the telecom capital equipment industry. In the fourth quarter, sales were adversely affected by the Company's decision to hold up shipments to our certain customers pending resolution of credit issues. Our sales continued to be affected by the general slowdown in the economy and in particular the abrupt business deceleration at our telecom equipment customers. We believe that our customers' problems with excess inventory may continue through at least the first half of fiscal year 2002 due to the global economic slowdown, with weakness in almost all the markets we serve. We are hopeful that as the economy recovers in the coming quarters, these problems will be resolved.

Despite the general slowdown, we have continued our heavy investment in research and development, in particular, in driver integrated circuits for optical MEMS and network power interface circuits for photonic and gigabit Ethernet modules and voice over Internet protocol (VoIP) telephone systems. We expect to release a record number of new products in the new fiscal year, although they may not contribute materially to our sales in their first year. We are also reviewing several cost reduction programs which may be implemented in the coming quarters.

Results of Operations

Fiscal 2001 VS Fiscal 2000

Net Sales The Company had net sales of $81,455,000 in fiscal 2001, an increase of $10,617,000 or 15% from the previous fiscal year. The increase in the current year's net sales is primarily due to increased unit sales volume of both core and foundry products. Our core business consists of proprietary products for the telecommunications, imaging and medical electronics industries.

As percentage of total sales for the year ended March 31, 2001, sales to the medical market accounted for 35.1% of total sales in fiscal 2001 compared to 33.8% in the previous year. The telecommunications market represented 26.8% and 28.9% of total sales for the fiscal year 2001 and 2000, respectively. Sales to the Imaging market accounted for 26.4% of total sales for fiscal 2001 compared to 23.1% in fiscal 2000. Sales to all other markets represented 11.6% in fiscal 2001 and 14.1% in fiscal 2000. On a dollar basis, sales of our medical electronics products increased 20% to $28,620,000, sales of our telecommunications products increased 7% to $21,851,000, and sales of our imaging products increased 31% to $21,537,000.

In fiscal 2001, the Company derived approximately 38% of its net sales from customers outside the United States, primarily in Asia and Europe, compared to 36% in fiscal 2000. Dollar sales to international customers also increased approximately 19%, primarily due to increase in unit sales volume to Western Europe.

Gross Margin The Company's gross margin as a percentage of net sales was 40.1% for fiscal year 2001. This compared to 36.5% for fiscal year 2000. The improvement in gross margin is primarily due to higher production volume in our new six-inch fab operation, with its increased economies of scale.

Research and Development Research and development (R&D) expenses, which include payroll and benefits, processing costs and process transfer costs, were 13.4% and 11.9% of net sales in fiscal 2001 and 2000, respectively. Dollar expenditures for research and development were $10,917,000 and $8,468,000 for fiscal 2001 and 2000, respectively. The increase in R&D expense for this year was attributed to the increase in payroll and benefit expense of $1,624,000 and the transfer costs of $1,536,000 relating to a) the development and re-tooling of the old mask sets of our proprietary products; and b) the development of new processes for the six inch fab. During the year, we staffed and equipped our new design center in Hong Kong and the Special Telecom Project Design Group in San Jose, California.


In February 1999, the Company acquired certain assets related to the six-inch fabrication facility of Orbit Semiconductor for a total cash purchase price of approximately $10,000,000 including direct costs incurred. The acquisition of assets has been accounted for as a purchase and the results of operations have been included in the consolidated statement of operations of the Company from the date of acquisition. The purchase price was allocated to assets acquired based on their respective fair values. The allocation of the purchase price was as follows (in thousands):

	Property and equipment	$ 5,277
        Purchased technology      1,735
        Assembled workforce         482
        In-process technology     2,506
                                -------
                                $10,000

The amounts allocated to purchased technology and assembled workforce were determined through known valuation techniques in the high technology industry. The in-process technologies were wafer-manufacturing processes which were under development. These technologies were valued on the premise of fair market value in continued use, employing a version of the income approach referred to as the discounted cash flow method. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, the net cash flow that is expected to result from owning these technologies. Supertex management is primarily responsible for the valuation of the acquired in-process research and development.

The value assigned to in-process technology was determined by identifying development projects for which technological feasibility had not been established and estimating the expected cash flows from the projects once commercially feasible. These cash flows were discounted back to their present value and a percentage of completion discount was applied to the calculation.

The discount rate used was based on the relative risk involved with intangible assets of this nature, and included an analysis of various factors that could influence the risk associated with realizing projected revenues during the economic life. The cost of equity was calculated at 25.5%. This plus a 5% risk premium was determined as the appropriate discount rate to use. The premium reflects the additional uncertainty and risk inherent in technology under development and the amount of time remaining to complete the technology.

The percentage of completion for the in-process projects ranged from 50% to 90% complete, resulting in estimated cost to complete of $7,200,000. The technological feasibility of the in-process technology had not been established and had no alternative future use. Accordingly, the entire $2,506,000 has been charged to operations in the fourth quarter of fiscal 1999.

At the acquisition of the Orbit 6-inch fab, there were seven processes in the research and development phase. These processes were being developed without any specific product of Supertex in mind, merely to be added to the Company's broad range of available processes offered to the general foundry market. The potential applications for each of these processes and their description are described below:

Process No.         Nature of Application

  1      Very high density analog logic circuits
  2      Very high density digital logic circuits
  3      Charged coupled device (CCD) imaging circuits and infrared sensors
  4      Low voltage hand-held equipment
  5      Fluorescent lamps display drivers
  6      High Density analog or mixed signal circuits
  7      Precision temperature control or sensing circuits


The status of each of the above process at the time of acquisition are further described in the following table:

           Status of Acquired In-Process Manufacturing Technologies
                          As of February 1, 1999
Project  Percent of    Total        Cost to    Expected     Start of       Risk-adjusted
No.      Completion    Development  Complete   Time to      material net   discount rate
                       Cost                    Complete     cash inflows
1        70%           $  2,000     $   600    Fiscal 2001  Fiscal 2001    30.5%
2        70%              2,000         600    Fiscal 2001  Fiscal 2001    30.5%
3        90%                500          50    Fiscal 2000  Fiscal 2000    30.5%
4        50%                500         250    Fiscal 2001  Fiscal 2000    30.5%
5        90%              1,000         100    Fiscal 2000  Fiscal 2000    30.5%
6        90%                500          50    Fiscal 2000  Fiscal 2000    30.5%
7        70%                700         210    Fiscal 2001  Fiscal 2001    30.5%


All of the above processes were completed by March 31, 2001 and there were no significant variances to the original expected completion dates, projected original revenues and anticipated cost to complete the project.

Selling, General and Administrative Selling, general and administrative expenses, which include commissions, payroll and benefits, were 13.3% and 9.9% of net sales in fiscal 2001 and 2000, respectively. In fiscal 2001, the selling, general and administrative expenses were $10,806,000 compared to $6,980,000 for fiscal 2000. Dollar increases in selling, general and administrative expenses were primarily due to an increase in bad debt expense of $1,100,000, additional staff, salary adjustment and related benefit of $979,000, commission on sales of $577,000 and consulting fees of $273,000.

Interest Income Interest income, which consists primarily of interest income from the Company's cash, cash equivalents and short-term investments, was $2,466, 000 in fiscal 2001 [JL5]compared to $1,978,000 in fiscal 2000.
The increase in interest income was due to larger average cash and investment balance.

Other Income(Expense) Other expense of $1,153,000 for fiscal 2001 consist mainly of an impairment charge taken in the fourth fiscal quarter of $1,000,000 due to the uncertainty surrounding the recoverability of an
investment in a start up company.   In fiscal 2000, other income of $257,000
consists primarily of gain on disposal of surplus equipment and sublease expenses net of sublease income.

Provision for Income Taxes Income taxes for fiscal 2001 and 2000 were at 34% and 33% respectively, of income before provision for income taxes.

Fiscal 2000 VS Fiscal 1999

Net Sales The Company had net sales of $70,838,000 in fiscal 2000, an increase of $20,117,000 or 39.7% from the previous fiscal year. The increase in the current year's net sales is primarily due to the addition of the foundry business resulting from the acquisition of the submicron wafer fabrication facility (fab) on February 1, 1999. This foundry business represented 32.3% of the total increase over fiscal 1999 net sales. The remaining 7.4% of the increase over fiscal 1999 net sales is due to increased sales of core products.

In fiscal 2000, approximately 36% of the Company's net sales were derived from customers outside the United States, primarily in Europe and Asia (versus 51% in fiscal 1999). The decrease in percentage of international sales is primarily due to the acquisition and growth of the foundry business, which has only U.S. customers. International sales represented 50% and 55% of net sales from our core business in fiscal 2000 and 1999, respectively. All of the Company's sales to international customers were denominated in U.S. currencies. There was no currency exchange exposure.

Gross Margin The Company's gross margin as a percentage of net sales was 36.5% and 43.1%, in fiscal 2000 and 1999, respectively. Gross margin for the current fiscal year was adversely affected by the Company incurring additional overhead expenses as a result of operating two fabs, including the depreciation of the capitalized assets and the amortization of other assets associated with the new fab. Gross margin during fiscal 2000 was also affected by lower margins associated with the foundry business resulting from the acquisition of the Company's new fab.

Research and Development Research and development expenses, which include payroll and benefits, processing costs and process transfer costs, were 11.9% and 14.2% of net sales in fiscal 2000 and 1999, respectively. Dollar expenditures for research and development were $8,468,000 and $7,195,000 for fiscal 2000 and 1999, respectively. While the dollar expenditure for fiscal 2000 is higher than the prior fiscal year, the growth in net sales caused the percentage of research and development expense to net sales to decline. The increase in research and development dollar expenditure is due to expenses incurred in process transfer and development.

Selling, General and Administrative Selling, general and administrative expenses, which include commissions, payroll and benefits, were 9.9% and 13.6% of net sales in fiscal 2000 and 1999, respectively. In fiscal 2000, the selling, general and administrative expenses were $6,980,000 compared to $6,860,000 for fiscal 1999. While the selling, general and administrative expenses remained relatively the same as the previous year, the increase in net sales amount caused the percentage of selling, general and administrative expenses as a percent of net sales to decrease 3.7%.

Interest Income Interest income, which consists primarily of interest income from the Company's cash, cash equivalents and short-term investments, was $1,978,000 in fiscal 2000 as compared with $1,981,000 in fiscal 1999. The decrease in interest income was caused by the decrease in cash available for investment due to the purchase of the new fab.

Other Income Other Income of $257,000 for fiscal 2000 consists primarily of gain on disposal of surplus equipment and sublease expenses net of sublease income. The increase in this category for the fiscal 2000 when compared to fiscal 1999 was primarily due to the gain on disposal of surplus equipment.

Provision for Income Taxes Income taxes for fiscal 2000 and 1999 were at 33.0% and 25.3%, respectively, of income before provision for income taxes. The current fiscal year's tax provision is 33% compared to a lower tax provision for fiscal 1999. Higher tax credits and additional expenses from the acquisition of the six-inch fab caused fiscal 1999 tax rate to be significantly lower.

Financial Condition

Overview Total assets grew to $98,695,000 at the end of fiscal 2001, up from $86,623,000 at the end of fiscal 2000. The increase was due primarily to profit generated from operations during the year.

Liquidity and Capital Resources On March 31, 2001, the Company had $44,282,000 in cash, cash equivalents, and short-term investments, compared with $34,176,000 on March 31, 2000 and compared with $28,397,000 on
March 31, 1999. The Company's primary source of funds for fiscal 2001, 2000, and 1999 has been the net cash generated from operating activities of $15,008,000, $9,022,000, and $10,274,000, respectively. Net cash provided by operating activities in fiscal 2001 of $15,008,000 consisted principally of net income of $8,088,000 and non-cash charges for depreciation and amortization of $5,146,000. Factors affecting cash flow from operating activities are as follows:

* There was an increase in the provision for doubtful accounts and sales returns of $3,195,000 due to the existence of certain slow-paying customers with large past due balances
* There was an increase in income taxes payable of $1,270,000, due to higher amount of taxable income.
* There was an impairment charge of $1,000,000 due to the uncertainty surrounding the recoverability of an investment in a start-up company
* There was an increase in accounts payable and accrued expenses of $1,311,000 resulting from normal operating activities
* There was an increase in deferred revenue of $427,000
* There was an increase in accounts receivable of $2,303,000 primarily caused by the increase in net sales
* There was an increase deferred income taxes of $2,654,000
* There was an increase in prepaid expenses and other assets of $659,000 relating primarily to the remaining prepaid software license and maintenance contract of $587,000.
* There was a gain from sale of four-inch fab equipment of $508,000

Net cash provided by investing activities in fiscal 2001 was $5,714,000, which consisted primarily of proceeds from maturities of short-term investments of $50,868,000 offset by purchases of short-term investments of $39,276,000, purchases of long-term investments of $1,750,000, and the purchase of property and equipment of $5,093,000.

Net cash provided by financing activities in fiscal 2001 was $976,000, which consisted of proceeds from exercises of stock options of $1,151,000 partially offset by repurchases of the Company's common stock in the amount of $175,000.

As of March 31, 2001, the Company's working capital was $61,662,000, which included approximately $44,282,000 in cash, cash equivalents and short-term investments.

The Company anticipates that the available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements through the end of fiscal 2002. The Company expects to spend approximately $8,800,000 for capital acquisitions during fiscal 2002.

Recent Accounting Pronouncements In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Earlier application is allowed as of the beginning of any quarter beginning after issuance. The Company adopted SFAS No. 133 effective April 1, 2001. The adoption of SFAS 133 did not have a material impact on its the Company's financial position or results of operations.

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

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and Financial Statement Schedule are listed in
Item 14 of this report.

Supplementary Quarterly Financial Data:


                                             Quarters Ended

                              Mar 31,   Dec 31,  Sep 30,   Jun 30,    Mar 31,   Dec 31,   Sep 30,  Jun 30,
                                2001     2000      2000     2000       2000      1999      1999     1999
(Unaudited)                        (in thousands, except per share amounts)
Statement of Operations Data:


Net sales.................... $16,431  $ 20,209 $ 22,512  $ 22,303  $ 20,095  $ 17,709  $ 16,737  $ 16,297
Costs of sales...............  10,583    11,800   13,018    13,389    12,445    11,065    10,725    10,741
Income (loss) from operations.. (111)     2,787    4,062     4,204     3,384     3,122     2,679     1,229
Income (loss) before provision
        for income taxes.......(1,047)    3,299    5,308     4,695     4,442     3,648     2,963     1,596
Net income (loss)..............$ (691)  $ 2,177  $ 3,503  $  3,099  $  2,977  $  2,444  $  1,985  $  1,069
Net Income (loss) per share....
        Basic..................$ (0.06) $  0.18  $  0.28  $   0.25  $   0.24  $   0.20  $   0.16  $   0.09
        Diluted................$ (0.06) $  0.17  $  0.27  $   0.24  $   0.23  $   0.20  $   0.16  $   0.09


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement").

Item 10.  Directors and Executive Officers of the Registrant

Information regarding our directors is set forth under "Election of Directors -
Nominees" in the Proxy Statement and is incorporated by reference.   The
required information regarding executive officers is included in Part I hereof under caption "Executive Officers of the Company."

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

Item 13.  Certain Relationships and Related Transactions

The Company leases a Sunnyvale facility under a month-to-month operating lease of $38,000 from Fortuna Realty Co, a corporation owned by former Supertex Director, Yunni Pao. The total rental expenses paid to the former company director were $408,000, $388,000 and $375,000 in fiscal years 2001, 2000 and
1999, respectively. The Company believes that the lease with Fortuna Realty Co. is at prevailing market rates.

Mr. Richard Siegel, the Executive Vice President of the Company, is a member of the Board of Directors for All American Semiconductor. All American Semiconductor is a national distributor of electronic components manufactured by others and is a major distributor for Supertex. Sales to this distributor for fiscal years 2001, 2000 and 1999 were $3,969,000, $4,114,000 and
$3,038,000, respectively. Supertex has no long-term production agreement with All American Semiconductor.

PART IV

Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:
	Page No.
1.      Report of Independent Accountants.................................  22
2.	Consolidated Financial Statements:
                Consolidated Balance Sheets at March 31, 2001 and 2000....  23
                For the three years ended March 31, 2001, 2000, and 1999:
                        Consolidated Statements of Income.................  24
                        Consolidated Statements of Shareholders' Equity...  25
                        Consolidated Statements of Cash Flows.............  26
                Notes to Consolidated Financial Statements................  27
3.	Financial Statement Schedule.  The following Financial Statement
        Schedule of Supertex,Inc., is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Supertex.
		Schedule for fiscal years ended March 31, 2001, 2000, and 1999:
                Schedule II Valuation and Qualifying Accounts...............37

All other schedules have been omitted since the required information is not present or it is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including notes thereto.

4. Exhibits.

Exhibit	Exhibit Description

2.1 (1)	Agreement for purchases and sale of assets by and between Supertex,
Inc. and Orbit Semiconductor dated January 16, 1999.

3.1 (2)	Restated Articles of Incorporation of Registrant filed May 21, 1980.

3.2 (2)	Certificate of Amendment of Articles of Incorporation filed
April 16, 1981.

3.3 (2) Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

3.4 (5)	Bylaws of Registrant, as amended.

10 Deferred [JL6]Compensation Plan (Supplemental Employee Retirement Plan) which became effective January 1, 1996.


10.2	Lease Assignment agreement for 71 Vista Montana, San Jose, California, dated February 1, 1999 among Orbit Semiconductor, as assignor, Sobrato Development Companies #871, as landlord, and Supertex, Inc., as assignee.

10.6 (4) 1991 Stock Option Plan which became effective, with form of stock option agreement.

10.6a (5)	1991 Stock Option Plan, as amended as of August 4, 1995, with form of stock option agreement.

10.6b (6)	1991 Stock Option Plan, as amended as of August 6, 1999, with form of stock option agreement.

10.6c (7)       2000 Employee Stock Purchase Plan.

10.7 (2)	Profit Sharing Plan.

10.21 (3)	Certificate of Amendment of Articles of Incorporation filed
                October 14, 1988.

10.22 (4)	Agreement with Texas Instruments Inc. dated May 31, 1991.*

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

(7) 	Incorporated by reference to exhibit included in Registrant's
        Registration Statement on Form S-8 (File No. 333-47606) which became effective October 6, 2000.


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

	SUPERTEX, INC.


Dated:  June 22, 2001	 /s/ Henry C. Pao
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

Signature	Title	Date

/s/ Henry C. Pao	President, Principal Executive and	June 22, 2001
(Henry C. Pao)	Financial Officer and Director


/s/ Richard E. Siegel   Executive Vice President and Director   June 22, 2001
(Richard E. Siegel)


/s/ Benedict C. K. Choy	Senior Vice President and Director	June 22, 2001
(Benedict C. K. Choy)


/s/ Mark W. Loveless    Director                                June 22, 2001
(Mark W. Loveless)


/s/ Frank C. Pao        Director                                June 22, 2001
(Frank C. Pao)


/s/ Elliott Schlam      Director                                June 22, 2001
(Elliott Schlam)



REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
  Shareholders of Supertex, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the financial position of Supertex, Inc. and its subsidiary at March 31, 2001 and March 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management;
our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

San Jose, California
April 27, 2001






                                        SUPERTEX, INC.
                                CONSOLIDATED BALANCE SHEETS
                                        (in thousands)

                                                                                                     March 31,

                                                                                                  2001     2000
ASSETS
Current Assets:
   Cash and cash equivalents..................................................................  $44,282 $ 22,584
   Short term investments.....................................................................        0   11,592
   Trade accounts receivable,
   net of allowances of $2,412 in
   2001 and $1,366 in 2000....................................................................   13,536   14,428
   Inventories................................................................................   14,388   15,083
   Prepaid expenses and other current assets..................................................    1,404      755
   Deferred Income taxes......................................................................    4,388    2,862

          Total current assets................................................................   77,998   67,304
  Property, plant and equipment, net..........................................................   15,200   14,890
Intangible and other assets, net..............................................................    2,499    2,559
Deferred income taxes.........................................................................    2,998    1,870
TOTAL ASSETS..................................................................................  $98,695  $86,623


LIABILITIES
Current Liabilities:
   Trade accounts payable.....................................................................  $6,659   $8,395
   Accrued salaries, wages and employee benefits..............................................   7,173    4,495
   Other accrued liabilities..................................................................     645      276
   Deferred revenue...........................................................................   1,262      835
   Income taxes payable.......................................................................     597      353
           Total current liabilities..........................................................  16,336   14,354

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY
        Preferred stock, no par value -- 10,000 shares authorized, none outstanding...........      --       --
        Common stock, no par value -- 30,000 shares authorized;
            issued and outstanding 12,394 shares  in 2001 and 12,251 shares in 2000...........  25,318   23,167
        Retained earnings.....................................................................  57,041   49,102
                Total shareholders' equity....................................................  82,359   72,269

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................................................$ 98,695 $ 86,623


See accompanying Notes to Consolidated Financial Statements.




                                        SUPERTEX, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                            (in thousands, except per share amounts)

                                                        Year Ended March 31,
                                                        2001       2000        1999
Net sales............................................$ 81,455   $ 70,838    $  50,721
Costs and expenses:
        Costs of sales...............................  48,790     44,976       28,867
        Research and development.....................  10,917      8,468        7,195
        Selling, general and administrative..........  10,806      6,980        6,860
        Write-off of acquired in process technology..      --         --        2,506
             Total costs and expenses................  70,513     60,424       45,428
Income from operations...............................  10,942     10,414        5,293
Other income:
        Interest income..............................   2,466      1,978        1,981
        Other income (expense), net..................  (1,153)       257        (130)
           Income before provision for income taxes..  12,255     12,649        7,144
Provision for income taxes...........................   4,167      4,174        1,810
Net income...........................................$  8,088  $   8,475    $   5,334

Net income per share:
        Basic........................................$   0.65  $    0.70    $    0.44
        Diluted......................................$   0.62  $    0.68    $    0.44
Shares used in per share computation:
        Basic........................................  12,351     12,126       12,077
        Diluted......................................  12,990     12,519       12,225

See accompanying Notes to Consolidated Financial Statements.




                                        SUPERTEX, INC.
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        (in thousands)

                                                                              Accumulated
                                                                                 Other

                                                          Common Stock       Comprehensive         Retained         Shareholders'
                                                        Shares    Amount         Income            Earnings            Equity
Balance, March 31, 1998...............................$ 12,097  $ 20,658         $ --                 $36,559          $57,217
        Stock options exercised.......................      63       282           --                     --               282
        Stock repurchased.............................    (61)     (103)           --                   (456)            (559)
        Tax benefit from stock options................      --        50           --                     --                50
        Change in unrealized holding gains and losses.      --        --          356                     --                --
        Net income....................................      --        --           --                   5,334               --
        Total comprehensive income....................      --        --           --                     --             5,690
Balance, March 31, 1999...............................  12,099    20,887          356                  41,437           62,680
        Stock options exercised.......................     247     1,602           --                     --             1,602
        Stock repurchased ............................    (95)     (155)           --                   (810)            (965)
        Tax benefit from stock options................      --      833            --                     --               833
        Change in unrealized holding gains and losses       --       --          (356)                    --                --
        Net income....................................      --       --            --                   8,475               --
        Total comprehensive income....................      --       --            --                     --             8,119
Balance, March 31, 2000...............................   12,251    23,167          --                  49,102           72,269
        Stock options exercised.......................      162     1,151          --                     --             1,151
        Stock repurchased.............................     (19)     (26)           --                   (149)            (175)
        Tax benefit from stock options................       --    1,026           --                     --             1,026
        Change in unrealized holding gains and losses.       --      --            --                     --                --
   Net income.........................................       --      --            --                   8,088               --
   Total comprehensive Income.........................       --      --            --                     --             8,088
Balance, March 31, 2001 ..............................   12,394   $25,318       $  --                 $57,041          $82,359


See accompanying Notes to Consolidated Financial Statements.





                                        SUPERTEX, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)

                                                                   Year Ended March 31,
                                                             2001           2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES

Net income.................................................$ 8,088       $  8,475     $  5,334
Non-cash adjustments to net income:
        Depreciation and amortization .....................  5,146          6,118        4,135
        Write-off of in-process technology.................     --             --        2,506
        Write-off of long-term investments.................  1,000             --           --
        Provision for doubtful accounts and sales returns..  3,195          3,150        2,417
        Provision for excess and obsolete inventories......  1,636          (458)        1,300
        (Gain) / Loss on disposal of assets................  (508)          (203)           --
        Deferred income taxes..............................(2,654)         1,017)       (1,533)
Changes in operating assets and liabilities:
        Accounts receivable................................(2,303)        (6,718)       (3,828)
        Inventories........................................  (941)        (3,295)       (2,367)
        Prepaid expenses and other assets..................  (659)          (308)         (238)
        Trade accounts payable and accrued expenses........  1,311         2,455         3,830
        Income taxes payable...............................  1,270         1,186        (1,029)
        Deferred revenue ..................................    427          (363)         (253)
Total adjustments..........................................  6,920           547         4,940
Net cash provided by operating activities.................. 15,008         9,022        10,274

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets..............................     --            --        (4,723)
Purchases of property and equipment........................ (5,093)       (3,880)       (7,586)
Proceeds from disposal of property and equipment...........    965            --            --
Purchases of short term investments........................(39,276)      (54,152)      (41,172)
Purchases of long term investments.........................( 1,750)           --            --
Proceeds from maturities of short term investments......... 50,868        42,767        47,118
Net cash provided by (used in) investing activities........  5,714       (15,265)       (6,363)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock options exercised....................................  1,151         1,602           282
Stock repurchased..........................................  (175)         (965)          (559)
Net cash provided by (used in) financing activities........   976           637           (277)

NET INCREASE IN CASH AND CASH EQUIVALENTS.................. 21,698        (5,606)        3,634

CASH AND CASH EQUIVALENTS:
        Beginning of year.................................. 22,584        28,190        24,556
        End of year......................................$  44,282    $   22,584    $   28,190


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

Fiscal Period The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31. The Company's fiscal years in the accompanying financial statements have been shown ending on March 31. Fiscal year 2001 comprises
52 weeks, fiscal year 2000 comprises 53 weeks, and fiscal year 1999 comprises 52 weeks.

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

Certain Risks and Uncertainties The Company's business is concentrated in the high voltage semiconductor component industry, which is rapidly changing, highly competitive and subject to competitive pricing pressures. The Company's operating results may experience substantial period-to-period fluctuations due to these factors, including the cyclical nature of the semiconductor industry, the changes in customer requirements, the timely introduction of new products, the Company's ability to implement new capabilities or technologies, its ability to manufacture efficiently, its reliance on subcontractors and vendors, and the general economic conditions.

Cash and Cash Equivalents The Company considers all highly liquid debt and equity instruments purchased with an original maturity of three months or less to be cash equivalents.

Financial Instruments   Short-term investments, which are categorized  as
available-for-sale, consist principally of commercial paper that matures within one year and are stated at fair market value, which approximates cost. Unrealized holding gains and losses are reflected at a net amount as a separate component of the shareholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

Investments in equity securities that are not traded on public markets are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of such equity investments and when a decline in the value is other than temporary, the securities are reduced to their fair value. An impairment charge was taken in the fourth fiscal quarter of 2001 for $1,000,000 due to the uncertainty surrounding the recoverability of an investment in a start-up company. The Company's Supplemental Employee Retirement Plan has investments in equity securities that are not publicly traded.

Concentration of credit risk and foreign operations Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash and cash equivalents and accounts receivable. The Company's accounts receivable are derived from revenue and earned from customers located in the U.S. and certain foreign countries and regions, including Europe and Japan. Sales to foreign customers for the year ended March 31, 1999, 2000, and 2001 all of which were denominated in U.S. dollars, accounted for 51%, 36%, and 38% of net sales, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.


                                SUPERTEX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company sells its semiconductor products in North America, Europe and the Pacific Rim to numerous customers. Allowances for potential credit losses are maintained and such losses historically have not been material. Substantially all of the Company's cash, cash equivalents and short term investments are held at four major financial institutions domiciled in the United States.

Significant Customers In fiscal 2001, Microtek Inc., the Company's master distributor in Japan, accounted for 12% of net sales. No other customer accounted for over 10% of net sales. In fiscal 2000, sales to Microtek and Dii Semiconductor accounted for 12% and 11% of net sales respectively and Microtek made up 16% of net sales for fiscal 1999. Outstanding accounts receivable from Microtek accounted for 7% of gross accounts receivable as of March 31, 2001.

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

Property, Plant and Equipment Property and equipment are stated at cost and generally depreciated using accelerated methods over estimated useful lives of five years or less. Building and building improvements are recorded at cost and are depreciated on a straight-line basis over the useful life of the building. Leasehold improvements are recorded at cost and are amortized on a straight-line basis over the lesser of the related lease term or the estimated useful life of the assets. The Company reviews for impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized.

Impairment of Long-lived assets Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Supertex, Inc. assesses the recoverability of the carrying amount of an asset when the following events and conditions occur:

* A significant decrease in the market value of an asset
* A significant change in the extent or manner in which an asset is used or a significant physical change in an asset
* A significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator
* An accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset
* A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

The Company incurred a charge of $272,000 in fiscal 2001 for the impairment of unsold four-inch equipment as of March 31, 2001.


                                SUPERTEX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Intangible Assets Intangible assets were recorded in conjunction with the Asset Purchase Agreement with Orbit Semiconductor. Intangible assets consist of purchased technology and assembled workforce, which are being amortized on a straight-line basis over their estimated useful lives of two years and five years, respectively.

The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset's net book value over its remaining life can be recovered through projected undiscounted future cash flows. Intangible assets consist of the following at March 31, 2001 and 2000 (in thousands):

                                               March 31,
                                          2001          2000
        Purchased technology            $1,735        $1,735
        Assembled workforce                482           482
                                        ------        ------
                                         2,217         2,217
        Less accumulated amortization   (1,944)       (1,124)
                                        ------        ------
                                        $  273        $1,093

Revenue Recognition    Revenue from direct product sales to end-user
customers is generally recognized upon transfer of title and risk of loss, which is generally upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection is probable. Provisions for estimated warranty repairs, returns and other allowances are recorded at the time revenue is recognized. Sales to distributors are made primarily under arrangements allowing limited price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, the Company defers recognition of such sales and the related costs of sales until the merchandise is sold by distributors to their end-user customers.

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


                                         Fiscal Year Ended
                                             March 31,
                                     2001       2000       1999
BASIC:

Weighted average shares
outstanding for the period......... 12,351     12,126      12,077
Net income.........................$ 8,088    $ 8,475     $ 5,334
Net income per share...............$  0.65    $  0.70     $  0.44

DILUTED:

Weighted average shares
outstanding for the period......... 12,351     12,126      12,077
Potential common stock.............    639        393         148
Total common and common
equivalent shares.................. 12,990     12,519      12,225
Net income.........................$ 8,088    $ 8,475     $ 5,334
Net income per share...............$  0.62    $  0.68     $  0.44

Options to purchase the Company's common stock of 83,513 shares at a price of $46.34 per share, 9,230 shares at prices between $16.50 - $26.06, and 515,446 shares at prices between $8.88 - $16.75 in fiscal 2001, 2000, and 1999, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common stock.

                                SUPERTEX, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Accounting for Stock-based Compensation The Company accounts for stock-based employee compensation arrangements using the intrinsic value method as described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transaction Involving Stock Compensation" ("FIN 44"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the stock option exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments that are offered to other than employees for acquiring or in conjunction with selling goods or services" ("EITF 96-18"). Under SFAS No. 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value, determined using the Black-Scholes option pricing method. The fair value of each non-employee stock option or award is remeasured at each period end until a commitment date is reached, which is generally the vesting date.

Income Taxes The Company utilizes the liability method to account for income taxes where deferred tax assets or liabilities are determined based on the temporary differences between the bases used for financial versus tax reporting of assets and liabilities, using tax laws and rates in effect for the year in which the differences are expected to affect taxable income.

Advertising Costs   The Company expenses advertising and promotional costs as
they are incurred. Advertising costs for the last three fiscal years were immaterial.

Fair Value of Financial Instruments Carrying amounts of certain of the Company's financial instruments including cash, cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities. We measure a Financial Instrument's "other than temporary" impairment, if any, using its fair value.

Comprehensive Income In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income includes net income and unrealized gains and losses on investments and is displayed in the statement of shareholders' equity,

Recent Accounting Pronouncements In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Earlier application is allowed as of the beginning of any quarter beginning after issuance. The Company adopted SFAS No. 133 effective April 1, 2001. The adoption of SFAS 133 did not have a material impact on the Company's financial position or results of operations.

                                SUPERTEX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.  INVENTORIES  (in thousands):
                                                  March 31,
                                             2001           2000
    Raw materials....................    $  1,662        $  1,088
    Work-in-process..................       9,281          11,652
    Finished goods...................       3,445           2,343
                                         --------        --------
                                         $ 14,388        $ 15,083

3.  PROPERTY AND EQUIPMENT  (in thousands):
                                                 March 31,
                                             2001            2000
    Land.............................    $    825        $    825
    Machinery and equipment..........      31,531          32,439
    Leasehold improvements...........       3,592           2,518
    Building.........................       2,038           2,038
    Furniture and fixtures...........         247             209
                                         --------        --------
                                           38,233          38,029
    Less accumulated depreciation
    and amortization.................     (23,033)        (23,139)
                                         --------        --------
                                         $ 15,200        $ 14,890

4. ACQUISITION OF WAFER FABRICATION OPERATION (in thousands):

In February 1999, the Company acquired certain assets related to the six-inch wafer fabrication facility and related operations of Orbit Semiconductor for a total cash purchase price of approximately $10,000,000 including direct costs incurred. The acquisition of assets has been accounted for as a purchase and the results of operations have been included in the consolidated statement of operations of the Company from the date of acquisition. The purchase price was allocated to assets acquired based on their respective fair values. The allocation of the purchase price was as follows (in thousands):

	Property and equipment	$ 5,277
        Purchased technology      1,735
        Assembled workforce         482
        In-process technology     2,506
                                -------
                                $10,000

The amounts allocated to purchased technology and assembled workforce were determined through known valuation techniques in the high technology industry. The value assigned to in-process technology was determined by identifying development projects for which technological feasibility had not been established and estimating the expected cash flows from the projects once commercially feasible. These cash flows were discounted back to their present value and a percentage of completion discount was applied to the calculation. The percentage of completion for the in-process projects ranged from 50% to 90% complete, resulting in estimated cost to complete of $7,200,000. The technological feasibility of the in-process technology had not been established and had no alternative future use. Accordingly, the entire $2,506,000 has been charged to operations in the fourth quarter of fiscal 1999.

                             SUPERTEX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.  INCOME TAXES

The components of the provision for income taxes for fiscal years ended March 31, 2001, 2000, and 1999 are as follows (in thousands):
                                                March 31,
                                         2001     2000      1999
Federal - current.................    $ 6,058   $ 4,713   $ 3,226
Federal - deferred................     (2,464)     (718)   (1,304)
                                      -------   -------   -------
                                        3,594     3,995     1,922

State - current...................        763       478       117
State- deferred...................       (190)     (299)     (229)
                                      -------   -------   -------
                                          573       179      (112)
                                      -------   -------   -------
                                       $4,167   $ 4,174   $ 1,810

Substantially all of the Company's revenue is taxable in the United States. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:
                                        2001       2000      1999
Statutory provision...............       35%        34%       34%
State tax, net of federal benefits        3          3         5
Tax credits.......................       (4)        (1)       (6)
Benefit of foreign sales
corporation.......................       (4)        (2)       (4)
Other.............................        4         (1)       (4)
                                        ----       ----      ----
                                         34%        33%       25%

Income taxes of $5,543,000, $4,110,000, and $4,891,000 were paid during fiscal 2001, 2000, and 1999, respectively.

The components of the deferred tax assets are as follows (in thousands):
                                                  March 31,
                                              2001      2000
Deferred tax assets:
    Depreciation and amortization....       $2,484     $2,097
    Accrued employee benefits........          693        907
    Inventory reserves...............          914        125
    Accrued liabilities..............        1,454        601
    State deferred taxes
    (net of federal benefits)........          188        120
    Deferred revenue on shipments
    to distributors..................          698        319
    Allowances for doubtful accounts
    and sales returns................          955        181
    Manufacturing investment credit..           --        233
    Other............................           --        149
                                            ------     ------
    Total deferred tax assets........       $7,386     $4,732

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


                                SUPERTEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan -- The Company has a discretionary profit sharing plan for the benefit of eligible employees. Related expenses were $1,229,000, $1,152,000, and $914,000 in fiscal 2001, 2000, and 1999, respectively.

Savings and Retirement Plan -- The Supertex Savings and Retirement Plan allows for employee savings intended to qualify under the provisions of
Section 401 of the Internal Revenue Code. Employees having at least three months of permanent service may make pretax contributions of 1% to 20% of qualified compensation, with the Company matching certain percentages of employee contributions, all of which are 100% vested. In fiscal years 2001, 2000 and 1999, the Company's matching contributions were $234,000, $254,000 and $189,000, respectively.

Supplemental Employee Retirement Plan -- The Supplemental Employee Retirement Plan (the "SERP") is a non-qualified deferred compensation plan that covers a select group of management or highly compensated employees of the Company. The SERP was adopted by the Company effective January 1, 1996. The Plan assets are included in cash and cash equivalents and long-term investments in the Company's financial statements and such assets shall at all times be subject to claims of the general creditors of the Company. Certain assets designated for the Plan are invested in limited partnership
interests which are not traded in public markets.   SERP obligations are
based on the fair value of the underlying assets owed to participants as stipulated by the SERP and are included in accrued liabilities in the financial statements. The Deferred Compensation Committee is responsible for the general administration and interpretation of the SERP and for carrying out its provisions.

Employee Stock Purchase Plan -- The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the "ESPP") and the reservation of 500,000 shares of common stock at the August 18, 2000 annual shareholder's meeting. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company's common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six month offering period, whichever is lower. An eligible employee may purchase no more than 500 shares during any calendar year.
There were no shares issued under the ESPP for the year ended March 31, 2001.

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

                             SUPERTEX, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Activity under the Option Plan is as follows (in thousands, except share and per share data):

                  Available     Options Outstanding          Weighted
                    for                                      Average
                   Grant       Shares    Price Per share     Exercise Price
                 ----------------------------------------------------------
Balance,
March 31, 1998    378,535    1,011,560   $ 2 3/4 - 16 3/4    $  9.06
Granted          (430,500)     430,500     9 5/8 - 11          10.82
Exercised                      (63,000)    2 3/4 - 10 1/8       4.55
Canceled           93,700      (93,700)    2 7/8 - 16 3/4      12.57

Balance,
March 31, 1999     41,735    1,285,360     2 3/4 - 16 3/4       9.62
Authorized        900,000
Granted          (377,600)     377,600    13 1/2 - 26 1/16     15.11
Exercised                     (246,840)    2 3/4 - 12 1/2       6.98
Canceled          156,300     (156,300)    3 1/4 - 16 1/2      10.94

Balance,
March 31, 2000    720,435    1,259,820     2 7/8 - 26 1/16     11.62
Granted          (549,560)     549,560     3 1/4 - 46 11/32    29.03
Exercised                     (161,580)    2 7/8 - 16 3/4       8.36
Canceled          130,720     (130,720)    3 1/4 - 46 11/32    14.92

Balance,
March 31, 2001    301,595    1,517,080   $ 4 1/2 - 46 11/32   $17.48

The options outstanding and currently exercisable by exercise price under the Option Plan at March 31, 2001 are as follows:

                                  Options Outstanding                            Options Exercisable
                   --------------------------------------------------------------------------------------

Range of           Number         Weighted-Average       Weighted-Average   Number       Weighted-Average
Exercise Prices    Outstanding    Remaining Contractual  Exercise Price     Outstanding  Exercise Price
                                  Life
$ 4.50 - $10.75    446,900        4.05                   $10.05             196,900      $9.23
$11.00 - $13.50    420,020        4.47                   $12.34             152,800      $12.05
$13.69 - $26.06    384,910        6.25                   $17.56              33,580      $16.69
$28.31 - $46.34    265,250        6.31                   $38.04                  --      $   --
---------------    -------        ----                   ------             -------      ------
$ 4.50 - $46.34  1,517,080        5.12                   $17.48             383,280      $11.01


The weighted average fair value of options granted during fiscal 2001, 2000, and 1999 was $19.99 per share, $7.44 per share, and $5.89 per share, respectively. All options were granted at market price of the Company's common stock on the date of grant.

                                SUPERTEX, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

To compute the estimated fair value of each option grants under the Option Plan and employee's purchase rights under the ESPP, the Black-Scholes method was used with the following weighted average assumptions and dividend yield of 0% for all years presented:

                         Employee Stock Option Plan       Employee Stock
                                                           Purchase Plan
                           2001     2000     1999       2001     2000    1999
Risk-free interest rate    5.78%    5.39%    5.00%     6.35%       --      --
Expected term of option
from vest date             1.13     0.97     0.61      0.50        --      --
Expected volatility      104.00%   60.00%   61.00%    98.91%       --      --

Had the Company recorded compensation costs for the Stock Option Plan and the ESPP based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, the net income and net income per share for the years ended March 31, 2001, 2000, and 1999 would have been reduced to the pro forma amounts indicated below:

(in thousands except per share data)       2001       2000       1999
Net income       As reported              $8,088     $8,475      $5,334
                 Pro forma                $4,204     $7,015      $4,261
Diluted earnings
per share        As reported              $ 0.62     $ 0.68      $ 0.44
                 Pro forma                $ 0.33     $ 0.56      $ 0.35


7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As part of the acquisition of the Orbit's six inch wafer fabrication operation, the Company assumed an operating lease for its manufacturing facility. The lease expires on April 30, 2004 with two (2) options to extend the term of the lease, each for a period of five (5) years. Monthly rent during the entire term is $71,000 which is adjusted annually based on Bureau of Labor Statistic's Consumer Price Index. The Company is responsible for maintenance costs, including real property taxes, utilities, insurance and other costs. The Company also leases a Sunnyvale facility under a month-to-month operating lease of $38,000 from a corporation owned by one of the Company's former directors. Under the lease, the Company is responsible for maintenance costs, including real property taxes, utilities and other costs. In addition, following the acquisition of the six-inch wafer fabrication facility, the Company assumed an existing equipment operating lease from Orbit Semiconductor. This operating lease consists of three different lease schedules representing three groups of equipment. Operating lease expenses were approximately $623,000, $773,000 and $129,000 in fiscal years 2001, 2000, and 1999, respectively. Future minimum lease payments under all operating leases at March 31, 2001 are as follows (in thousands):

	                        Fiscal Year
                2002     2003    2004    2005    Total
               $ 1,270  $ 846   $ 846   $ 71    $3,033


                                SUPERTEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Future sublease income under all operating leases at March 31, 2000 are as follows:

                                Fiscal Year
                2002     2003    2004     2005   Total
               $ 260    $  25   $   2    $  --   $ 287

Facilities rental expenses, net of facilities sublease, were approximately $659,000, $944,000,and $462,000, (net of facilities sublease income of $593,000, $260,000, and $49,000) in fiscal years 2001, 2000, and 1999, respectively. Of the total rental expenses paid, $408,000, $388,000, and $375,000 were paid to the Company's former director in fiscal 2001, 2000, and 1999 respectively.

In addition to the foregoing, from time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business. Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse impact on the Company's financial position or results of operations.

8.  SEGMENT INFORMATION

The Company operates in one business segment. The Company's principal markets are in the United States, Europe and Asia. Following is a summary of the geographic information related to revenues for the years ended March 31, 2001, 2000, and 1999:

(in thousands)         2001         2000        1999
Revenues
    United States    $ 50,822    $ 45,148     $ 24,608
    Europe             12,762       9,372       11,379
    Japan               9,438       8,727        6,735
    Asia
    (excluding Japan)   6,597       6,063        5,480
    Other               1,836       1,528        2,519
                      -------     -------     --------
      Total Revenue  $ 81,455    $ 70,838     $ 50,721

International sales are entirely comprised of export sales. The Company's assets are primarily located in the United States. The Company does not segregate information related to operating income generated by its export sales.


                                SCHEDULE II
                               SUPERTEX, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                 Balance at      Charged to                    Balance at
                                 Beginning       Costs and       Write-Off         End
                                 of Period       Expenses        of Accounts    of Period
                                 ---------------------------------------------------------

Year ended March 31, 1999
  Allowance for sales returns......$  543        $ 1,932         $ 2,102        $  373
  Allowance for doubtful accounts..   157            485             (5)           647
  Inventory allowances.............   874          1,300             727         1,447

Year end March 31, 2000
  Allowance for sales returns......$  373        $ 2,975         $ 2,503        $  845
  Allowance for doubtful accounts..   647            175             301           521
  Inventory allowances............. 1,447           (458)            133           856

Year end March 31, 2001
  Allowance for sales returns......$  845        $ 1,920         $ 1,859        $  906
  Allowance for doubtful accounts..   521          1,275             290         1,506
  Inventory allowances.............   856          1,636             675         1,817



                                SUPERTEX, INC.
                                EXHIBIT INDEX

(The Registrant will furnish to any shareholders who so request a copy of this Annual Report on Form 10-K and any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing such information.)

Exhibit	Exhibit Description

2.1 (1) Agreement for purchases and sale of assets by and between Supertex, Inc. and Orbit Semiconductor dated January 16, 1999.

3.1 (2)   Restated Articles of Incorporation of Registrant filed May 21, 1980.

3.2 (2) Certificate of Amendment of Articles of Incorporation filed April 16, 1981.

3.3 (2) Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

3.4 (5)   Bylaws of Registrant, as amended.

10        Deferred Compensation Plan (Supplemental Employee Retirement
          Plan) which became effective January 1, 1996.

10.2 Lease Assignment agreement for 71 Vista Montana, San Jose, California, dated February 1, 1999 among Orbit Semiconductor, as assignor, Sobrato Development Companies #871, as landlord, and Supertex, Inc., as assignee.

10.6 (4) 1991 Stock Option Plan which became effective, with form of stock option agreement.

10.6a (5) 1991 Stock Option Plan, as amended as of August 4, 1995, with form of stock option agreement.

10.6b (6) 1991 Stock Option Plan, as amended as of August 6, 1999, with form of stock option agreement.

10.6c (7) 2000 Employee Stock Purchase Plan.

10.7 (2)  Profit Sharing Plan.

10.21 (3) Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

10.22 (4) Agreement with Texas Instruments Inc. dated May 31, 1991.*

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

(7) 	Incorporated by reference to exhibit included in Registrant's
        Registration Statement on Form S-8 (File No. 333-47606) which became effective October 6, 2000.

*  	Confidential treatment of portions of this exhibit was granted by order dated August 12, 1991.

Exhibit 23.1

                CONSENT [JL12]OF [JL13]INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-47606 and 33-43691) of Supertex, Inc. of our report dated April 27, 2001 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP

San Jose, California
June 21, 2001


Exhibit  10



                                SUPERTEX, INC.
                           DEFERRED COMPENSATION PLAN

                           (EFFECTIVE JANUARY 1,1996)



TABLE OF CONTENTS


ARTICLE I  PLAN ADMINISTRATION ............................................ 2
ARTICLE II  ELIGIBILITY, PARTICIPATION AND BENEFICIARY DESIGNATION ........ 3
ARTICLE III  PLAN CONTRIBUTIONS AND ALLOCATIONS ........................... 3
ARTICLE IV  VESTING........................................................ 5
ARTICLE V  PARTICIPANTS' ACCOUNTS . . . . . . . . . . ..................... 5
ARTICLE VI  ALLOCATION OF TRUST INCOME OR LOSS............................. 6
ARTICLE VII  IN-SERVICE WITHDRAWALS ....................................... 7
ARTICLE VIII  PAYMENTS TO A PLAN BENEFICIARY .............................. 7
ARTICLE IX  TRUST.......................................................... 9
ARTICLE X  GENERAL DUTIES OF THE COMMITTEE AND THE TRUSTEE ................10
ARTICLE XI TRUSTEE RESPONSIBILITY REGARDING PAYMENT TO TRUST
        BENEFICIARIES WHEN COMPANY INSOLVENT...............................10
ARTICLE XII  INVESTMENT AND ADMINISTRATION OF TRUST FUND ..................12
ARTICLE XIII  ACCOUNTING BY TRUSTEE .......................................14
ARTICLE XIV  RESPONSIBILITY OF TRUSTEE ....................................15
ARTICLE XV  TAXES, EXPENSES AND COMPENSATION OF TRUSTEE ...................15
ARTICLE XVI  PROTECTION OF TRUSTEE ........................................16
ARTICLE XVII  INDEMNIFICATION OF TRUSTEE ..................................17
ARTICLE XVIII  RESIGNATION AND REMOVAL OF TRUSTEE .........................17
ARTICLE XIX  DURATION AND TERMINATION OF TRUST AND AMENDMENT...............18
ARTICLE XX  CLAIMS PROCEDURE ..............................................18
ARTICLE XXI  MISCELLANEOUS ................................................19

SUPERTEX, INC.
DEFERRED COMPENSATION PLAN

THIS PLAN, effective as of January 1, 1996 (the "Effective Date"), is adopted by Supertex, Inc. (the "Company"), acting on behalf of itself and any subsidiaries. Throughout, the Company shall include wherever relevant any entity that is directly or indirectly controlled by the Company or any entity in which the Company has a significant equity or investment interest, as determined by the Company.

RECITALS:

        1. The Company wishes to establish a supplemental employee retirement plan for the benefit of a select group of management or highly compensated employees of the Company.

        2. The Company wishes to provide that the plan to be established under this plan or agreement shall be designated as the Supertex, Inc. Deferred Compensation Plan (the "Plan").

        3. The Company wishes to provide under the Plan for the payment of vested accrued benefits to the Executives and their beneficiary or beneficiaries ("Plan Beneficiaries").

        4. The Company wishes to provide under the Plan that the Company shall pay all of the accrued benefits from its general assets.

        5. The Company may in the future establish an irrevocable trust (the "Trust") to set aside contributions by the Company to meet its obligations under the Plan.

        6. In the event the Company establishes the Trust hereunder, contributions to the Trust shall be held by a trustee (the "Trustee") and invested, reinvested and distributed, all in accordance with the provisions of this Plan.

        7. The Company intends that any Trust it establishes hereunder be a "grantor trust" with the corpus and income of the Trust treated as assets and income of the Company for federal and state income tax purposes.

        8. The Company intends that Plan assets and the assets of any Trust it establishes hereunder shall at all times be subject to the claims of the general creditors of the Company.

        9. The Company intends that in the event it establishes the Trust hereunder, the existence of such Trust shall not alter the characterization of the Plan as "unfunded" for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and shall not be construed to provide income to the participants under the Plan prior to actual payment of the accrued benefits there under.

NOW THEREFORE, the Company does hereby establish the Plan and, as applicable, the Trust, and does also hereby agree that the Plan and Trust shall be structured, held and disposed of as follows:

                                   ARTICLE I
                              PLAN ADMINISTRATION

A. The Plan shall be administered by the Deferred Compensation Plan Committee of the Company (the "Committee"). Subject to the provisions in the Plan and to the specific duties delegated by the Board of Directors (the "Board") to such Committee, the Committee shall be responsible for the general administration and interpretation of the Plan and for carrying out its provisions. Unless otherwise determined by the Committee, the Plan shall be administered on a January 1 to December 31 Plan year. The Committee shall have such powers as may be necessary to discharge its duties hereunder, including, but not by way of limitation, the following powers and duties:

	(1)	discretionary authority to construe and interpret the terms
        of the Plan, and to determine eligibility and the amount, manner and time of payment of any benefits hereunder,

	(2) 	to prescribe forms and procedures for purposes of Plan
        participation and distribution of benefits;

	(3) 	to direct the Trustee as to the distribution of Plan assets
        held in Trust, if any; and

        (4) to take such other action as may be necessary and appropriate for the proper administration of the Plan.

B. The Committee may adopt such rules, regulations and bylaws and may make such decisions as it deems necessary or desirable for the proper administration of the Plan. Any rule or decision that is not inconsistent with the provisions of the Plan shall be conclusive and binding upon all persons affected by it, and there shall be no appeal from any ruling by the Committee that is within its authority, except as otherwise provided herein.

C. The Committee shall have the power to (i) determine the rate of earnings creditable to Participants Accounts, (ii) identify investment choices for the Trust Fund, if any, and (iii) appoint or Employ agents; record keepers and advisors to assist the Committee in discharging its duties under the Plan.


                                ARTICLE II
            ELIGIBILITY PARTICIPATION AND BENEFICIARY DESIGNATION
A.  Eligible Employees. The following categories of employees
("Eligible Employees") shall be eligible to participate in the Plan:
(i) employees who hold the position of President, Vice-President or Director; and (ii) any other employee or category of employee that is designated by the Chief Executive Officer of the Company or by the Committee as eligible to participate in the Plan. The Committee reserves the right to modify the definition of Eligible Employee at any time. Any Eligible Employee who has commenced participation in the Plan shall be referred to in this Plan as a "Participant."

B. Participation. Each Eligible Employee may elect to participate in the Plan for the Plan year beginning January 1, 1996 by completing a deferred compensation agreement ("Deferred Compensation Agreement") within 30 days following the Effective Date. For Plan years beginning on and after January 1, 1996, an Eligible Employee who wishes to participate in the Plan for such Plan year (including Eligible Employees who are then participating in the Plan) must complete a Deferred Compensation Agreement in the 30-day enrollment period immediately preceding the commencement of such Plan year. Any individual who becomes an Eligible Employee after the commencement of a Plan year may participate in the Plan by filing a Deferred Compensation Agreement within 30 days following the date on which the Committee gives such individual written notice that the individual is an Eligible Employee, Any Eligible Employee who does not execute a Deferred Compensation Agreement within the time periods described herein may participate in the next Plan year by filing an executed Deferred Compensation Agreement with the Committee before the beginning of such Plan year.

C. Beneficiary Designation. Each Participant, prior to entering the Plan, may designate a beneficiary or beneficiaries to receive the remainder of any interest of the Participant under the Plan in the event of the Participant's death. A Participant may change his or her beneficiary designation at any time on written notice to the Committee. Each beneficiary designation shall be in a form prescribed by the Committee and shall be effective only when filed with the Committee during the Participant's lifetime. Each beneficiary designation filed with the Committee shall cancel all previously filed beneficiary designations. In the absence of a valid designation, or if no designated beneficiary survives the Participant, the Participant's interest shall be distributed to the Participant's estate.

                                ARTICLE III
                     PLAN CONTRIBUTIONS AND ALLOCATIONS

A. Participant Deferrals. Each Participant participating in the Plan shall execute a Deferred Compensation Agreement authorizing the Company to withhold a percentage amount of the Participant's Compensation which would otherwise be paid to the Participant with respect to services rendered. Compensation under the Plan is defined as the annual base salary together with any commissions and any, cash incentives, bonuses or profit sharing payable to the Participant in connection with the Participant's services to the Company, including all amounts which a Participant elects to have the Company contribute to the Plan on his or her behalf as a deferral contribution ("Compensation"). The deferral percentage is applied to Compensation after all other applicable payroll deductions have been applied. The Committee may, in its discretion, permit Participants to specify different deferral percentages for different categories of Compensation (e.g., salary, bonus, commissions) and may establish in the Deferred Compensation Agreement minimum and maximum levels of Compensation that may be deferred pursuant to the Plan. Compensation deferrals made by a Participant under this Plan shall be held as an asset of the Company In the "event the Company establishes the Trust hereunder, (i) the Company may, but shall not be required to, transfer assets into the Trust in an amount equal to the aggregate accrued liability to Plan Participants, and (ii) compensation deferral contributions subsequent to the establishment of the Trust shall be deferred into the Trust.

B. Election Changes. A Participant may, in such form and at such time or times as the Committee may prescribe, discontinue or change his or her Compensation deferral election. Any such change in the Participant's Compensation deferral election shall not take effect until the commencement of the next Plan year, unless otherwise authorized by the Committee. The Committee has the power to establish uniform and nondiscriminatory rules and from time to time to modify or change such rules governing the manner and method by which Compensation deferral elections shall be made, as well as the manner and method by which Compensation deferral elections may be changed or discontinued temporarily or permanently. All compensation deferral contributions shall be authorized by the participant in writing, made by payroll deduction, deducted from the Participant's Compensation without reduction for any taxes or withholding (except to the extent required by law or the regulations). In the event the Company establishes the Trust hereunder, Compensation deferral contributions shall be paid over to the Trust by the Company. Notwithstanding the foregoing, each Participant shall remain liable for any and all employment taxes owing with respect to such Participant's Compensation deferral contributions.

C. Cessation of Eligible Status. In the event a Participant ceases to be an Eligible Employee while also a participant in the Plan, such individual may continue to make Compensation deferral contributions under the Plan through the end of the payroll period in which the individual ceases to be an Eligible Employee. Thereafter, such individual shall not make any further Compensation deferral contributions to the Plan unless or until he or she again meets the eligibility requirements of Article II above.

D. Company Discretionary Contributions. The Company may, in its sole discretion, make discretionary contributions to the Accounts of one or more Participants at such times, in such amounts and under such vesting terms as the Board shall determine.

E. Allocations. The Compensation deferral contributions and any Company contributions made under the Plan on behalf of a Participant shall be credited to the Participant's Account. The Committee shall establish and maintain separate subaccounts as it determines to be necessary and appropriate for the proper administration of the Plan. In the event the Company establishes the Trust hereunder, the Committee may cause the Trustee to maintain and invest separate asset accounts corresponding to each Participant Account. Each Participant Account consists of the aggregate interest of the Participant under the Plan (and, if applicable, in the Trust
Fund), as reflected in the records maintained by the Company (or the Trustee) for such purposes.

                                   ARTICLE IV
                                     VESTING

A. Compensation Deferral Contributions. The value of a Participant's Account attributable to Participants' Compensation deferral contributions shall always be fully vested and nonforfeitable

B. Company Contributions. The value of a Participant's Account attributable to any Company contributions pursuant to Article III D shall vest at such time or times as the Board may specify in connection with any such contributions. In the absence of Board specification, a Participant's interest in Company contributions shall be fully vested and nonforfeitable. Upon termination of a Participant's employment with the Company for any reason, any portion of the Participant's Account that is not then vested ('including allocable earnings, as determined by the Committee), shall be forfeited. The Board or its Committee shall specify whether, and to what extent, forfeitures shall be allocated among Participants.

                                ARTICLE V
                           PARTICIPANTS' ACCOUNTS

A. Separate Accounts. The Committee shall open and maintain a separate Account for each Participant. Each participant's Account shall reflect the amounts allocated thereto and distribution therefrom and such other information as affects the value of such Account pursuant to this Plan. The establishment and maintenance of separate Accounts for each Participant shall not be construed as giving any person an interest in assets of the Company or right to payment other than as provided hereunder. Except as provided in Article VI, in the event the Company establishes the Trust hereunder, each Participant shall be credited with income on the balance in his or her Account as of each Valuation Date (as defined in Article VI.C below). Income shall be credited to Participants' Accounts by applying an earnings factor established by the Board or the Committee. The Committee shall make all determinations with respect to the crediting of credited interest to Participants' Accounts, and such determinations shall be final and binding on all interested parties.

B. Statement of Accounts. As soon as practicable after the end of each Plan year, the Committee shall furnish to each Participant a statement of Account, determined as of the end of such Plan year. Upon the discovery of any error or miscalculation in an Account, the Committee shall correct it, to the extent correction is practically feasible; provided, however, that any such statement of Account shall be considered to reflect accurately the status of the Participant's Account for all purposes under the Plan unless the Participant reports a discrepancy to the Committee within six (6) months after receipt of the statement. The Committee shall have no obligation to make adjustments to a Participant's Account for any discrepancy reported to the Committee more than six (6) months after receipt of the statement, or for a discrepancy caused by the Participant's error. Statements to Participants are for reporting purposes only, and no allocation valuation or statement shall vest any right or title in any specificassets or in any part of the Trust Fund, if any, nor require any segregation of assets, except as is specifically provided in this Plan.

C. Distribution of Accounts. Payment to a Participant shall be based on the value of the vested portion of the Participant's Account as of the Valuation Date immediately preceding the date of distribution plus any contribution subsequently credited to such Account and less any distributions subsequently made from the Account.

                                ARTICLE VI
                     ALLOCATION OF TRUST INCOME OR LOSS

A. Determination of Net Income. In the event the Company establishes the Trust hereunder, then, as of each Valuation Date (as defined in Article VI.C below), the Committee shall determine the net income or loss of the Trust Fund based on a statement from the Trustee of the receipts and disbursements of the Trust Fund since the immediately preceding Valuation Date and of the fair market value of the Fund as of the Valuation Date. If one or more separate investment funds have been established as provided in Article XII, each fund shall be valued separately on each Valuation Date and the net income or loss of each fund shall be allocated to each Account invested in such investment fund.

B. Valuation. In the event the Company establishes the Trust hereunder, then, as of each Valuation Date and prior to any allocation of contributions and forfeitures to be made as of such date, the net income or loss of the Trust Fund since the immediately preceding Valuation Date, including net appreciation or depreciation and any expenses paid by the Trust, shall be allocated to each Account. Such allocation shall be based upon the ratio that the value as of the immediately preceding Valuation Date of each such Account invested in the Trust Fund bears to the value as of the immediately preceding Valuation Date of all Accounts invested in the Trust Fund. If one or more separate investment funds have been established, the net income or loss of each fund shall be allocated to each Account invested in such investment fund in proportion to the value of each Account invested in such funds as of the immediately preceding Valuation Date. The Committee shall adopt suitable procedures to establish a proportionate crediting of Trust income or loss to those portions of Accounts in the case of contributions or in-service withdrawals that have occurred in the interim period since the immediately preceding Valuation Date.

C. Valuation Dates. Participant Accounts, the Trust Fund, any separate investment funds and any segregated account shall be valued as of the last day of each Plan year and as of any other date the Company specifies.

D. Special Valuation Dates at Committee Discretion. The Committee may direct the Trustee to determine the fair market value of the Trust Fund and may make a determination of Trust income or loss as of any date other than the last day of a Plan year of the Company.

                                ARTICLE VII
                            IN-SERVICE WITHDRAWALS

A. Hardship Withdrawal. If a Participant suffers an unforeseeable emergency, as defined herein, the Committee, in its sole discretion, may pay to the Participant only that portion, if any, of the vested portion of his or her Account that the Committee determines is necessary to satisfy the emergency need, including any amounts necessary to pay any federal, state or local income taxes reasonably anticipated to result from the distribution. A Participant requesting an emergency payment shall apply for the payment in writing in a form approved by the Committee and shall provide such additional information as the Committee may require. For purposes of this Plan, the term "unforeseeable emergency" shall mean severe financial hardship to the Participant resulting from (1) a sudden and unexpected illness or accident of the Participant or of a dependent of the Participant, (2) loss of the Participant's property due to casualty or (3) similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant.

B. Voluntary Withdrawal. At the request of a Participant, the Committee may authorize a withdrawal of the Participant's vested accrued benefit
(including any earnings attributable thereto), provided that as the consequence of making such a withdrawal, (1) Participant shall forfeit an amount equal to ten percent (10%) of the requested withdrawal; and (2) the Participant shall be suspended from making further contributions to the Plan for a period of not less than twelve (12) months following any such withdrawal. The Committee may establish reasonable procedures and limitations concerning Participants' withdrawal rights pursuant to this Article VII.B as the Committee may, in its sole discretion, deem necessary or appropriate or in furtherance of the purposes of the Plan. Distributions pursuant to Participant withdrawal elections under this Article VII.B shall be trade as soon as practicable following the Committee's receipt of a Participant's written withdrawal election, which election shall be in such form as the Committee shall prescribe.


                                ARTICLE VIII
                     PAYMENTS TO A PLAN BENEFICIARY

A. General. Payments of vested accrued benefits to Plan Beneficiaries shall be made in accordance with the Deferred Compensation Agreement between the Company and the Participant; provided, however, that in the event the Company establishes the Trust hereunder, the Trustee shall make such payments, as directed by the Committee, to the extent the Company is not at such time Insolvent as defined in Article XI. Except as otherwise expressly provided in the Participant's Deferred Compensation Agreement, no distribution shall be made or commenced prior to the Participant's termination of employment or death, or a "Change of Control," whichever occurs earlier. For purposes of this Plan, a "Change of Control" shall be deemed to have occurred if any person (including a "Group" as such term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) acquires shares of the Company either (i) having a majority of the total number of votes that may be cast for the election of directors of the Company or (ii) possessing, directly or indirectly, the power to control the direction of management or policies of the Company, provided, however, that no Change of Control shall be deemed to occur in the event of a merger, consolidation or reorganization of the Company where the shareholders of the Company are substantially the same as before such merger, consolidation or reorganization. In the event the Company establishes the Trust hereunder, the Trustee shall have no responsibility to determine whether a Change in Control has occurred and shall be advised of such event by the Company.

B. Method of Distribution. Payment to any Plan Beneficiary shall be made pursuant to the Deferred Compensation Agreement executed by the Participant, in whole or in part, in cash and/or in kind, as determined in the discretion of the Committee:

(1)  In a lump sum, or

(2) In two (2), three (3) or five (5) annual installments equal to 1/n of the Participant's vested accrued benefit where n is the number of installments remaining to be paid.

C. Distributions: Withholding. In the event the Company establishes the Trust hereunder, with respect to each Participant the Company shall deliver to the Trustee a schedule (the "Payment Schedule") that indicates the amounts payable in respect of the Participant (and his or her beneficiaries) that provides a formula or other instructions acceptable to the Trustee for determining the amounts so payable, the form in which such amount is to be paid and the time of commencement for payment of such amounts. The Payment Schedule shall be delivered to the Trustee not more than 30 business days nor fewer than 15 business days prior to the first date on which a payment is to be made to the Participant. Any change to a Payment Schedule shall be delivered to the Trustee not more than 30 days nor fewer than 15 days prior to the date on which the first payment is to be made in accordance with the changed Payment Schedule. Except as otherwise provided herein, the Trustee shall make payments to Participants and their beneficiaries in accordance with such Payment Schedule. The Trustee shall make provisions for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payment of Plan benefits and shall pay amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported, withheld and paid by the Company, it being understood among the parties hereto that (1) the Company shall on a timely basis provide the Trustee specific information as to the amount of taxes from the Trustee and properly pay and report such withheld taxes from the Trustee and properly pay and report such amounts to the appropriate taxing authorities. In the absence of the Trust, distribution of Plan benefits shall be subject to applicable tax withholding by the Company.

D. Certain Distributions. In case of any distribution to a minor or to a legally incompetent person, the Committee may (1) make, or, if applicable, direct the Trustee to make, the distribution to his legal representative, to a designated relative, or directly to such person for his benefit, or (2) use, or, if applicable, instruct the Trustee to use, the distribution directly for his support, maintenance, or education. The Trustee shall not be required to oversee the application, by any third party, of any distributions made pursuant to this Article VII.D.

E. IRS Determination. Notwithstanding any other provisions of this Plan, if the Company establishes the Trust hereunder and amounts held in the Trust are found in a "determination" (within the meaning of Section 1313(x) of the Internal Revenue Code of 1986, as amended (the "Code")), to have been includible in the gross income of any Plan Beneficiary prior to payment of such amounts from the Trust, the Trustee shall, as soon as practicable pay such amounts to the Plan Beneficiary, as directed by the Company. For purposes of this Section, the Trustee shall be entitled to written notice from the Committee that a determination described in the preceding sentence has occurred and to receive a copy of such notice. The Trustee shall have no responsibility until so advised by the Committee.

                                ARTICLE IX
                                  TRUST

A. Trust. The Company may, by written resolution of the Board or the Committee, establish the Trust for purposes of the Plan. In the absence of the Trust, all amounts withheld or otherwise held for the account of a Participant shall remain the sole property of the Company, subject to the claims of the Company's general creditors and available for the Company's use for whatever purposes are desired. In the event the Company establishes the Trust hereunder, the Trust shall consist of such sums of money and other property acceptable to the Trustee as from time to time shall be paid or delivered to the Trustee. All such money and other property, all investments and reinvestments made therewith or proceeds thereof and all earnings and profits thereon, less all payments and charges as authorized herein, shall constitute the "Trust Fund" or "Trust." The Trust Fund shall at all times be subject to the claims of general creditors of the Company as provided in
Article XI.

B. Grantor Trust. The Trust established hereunder, if any, shall be irrevocable, but for the issuance by the Internal Revenue Service of unfavorable tax rulings on the status of the Trust as a grantor trust. Subject to Article XI, any Trust assets shall be held for the exclusive purpose of providing accrued benefits to the Plan Beneficiaries and defraying expenses of the Trust in accordance with the provisions of this Plan. No part of the income or corpus of the Trust Fund shall be recoverable by or for the Company prior to the termination of the Trust and the satisfaction of all liabilities under the Plans.

C. Assignment. No right or interest to receive accrued benefits from the Trust may be assigned, sold, anticipated, alienated or otherwise transferred by the Plan Beneficiaries.

D. Trustee. The Trustee of the Trust shall accept the Trust established under this Plan on the terms and subject to the provisions set forth herein, and shall agree to discharge and perform fully and faithfully all of the duties and obligations imposed upon it under this Plan.

E. Trust Assets. In the event the Company establishes the Trust hereunder, the principal of the Trust and any earnings thereon shall be held separate and apart from other funds of the Company and shall be used exclusively for the uses and purposes herein set forth. Neither the Plan Beneficiaries nor the Plan shall have any prefaced claim on, or any beneficial ownership interest in, any assets of the Trust prior to the time such assets are paid to a Plan Beneficiary as vested accrued benefits as provided in Article IX, and all rights created under the Plan and the Trust under this Plan shall be mere unsecured, contractual rights of the Participants against the Company.

                                ARTICLE X
             GENERAL DUTIES OF THE COMMITTEE AND THE TRUSTEE

A. Committee Duties. The Committee will provide the Trustee, if any, with a copy of any future amendment to this Plan promptly upon its adoption. The Committee may from time to time hire outside consultants, accountants, actuaries, legal counsel or recordkeepers to perform such tasks as the Committee may from time to time determine.

B. Trustee Duties. In the event the Company establishes the Trust hereunder, the Trustee shall invest and reinvest the Trust Fund as provided in Article XII of this Plan. The Trustee shall collect the income on the Trust Fund, and make distributions there from, all as hereinafter provided.

C. Company Contributions. In the event the Company establishes the Trust hereunder and while the Plan remains in effect, prior to any Change in Control, as defined below, the Company shall make contributions to the Trust Fund at least once each quarter. The amount of any quarterly contributions shall be at the discretion the Company. At the close of each Plan year, the Company shall make an additional contribution to the Trust Fund to the extent that previous contributions to the Trust Fund for the current Plan year are not equal to the total of the Compensation deferrals made by each Participant plus Company discretionary contributions, if any, accrued, as of the close of the current Plan year. The Trustee, if any, shall not be liable for any failure by the Company to provide contributions sufficient to pay all accrued benefits under the Plan in full in accordance with the terms of this Plan.

D. Department of Labor Determination. In the event that any Participants are found to be ineligible, that is, not members of a select group of management or highly compensated employees, according to a determination made by the Department of Labor, the Committee shall take whatever steps it deems necessary, in its sole discretion, to equitably protect the interests of the affected Participants.

                                  ARTICLE XI

                TRUSTEE RESPONSIBILITY REGARDING PAYMENTS TO
                TRUST BENEFICIARIES WHEN COMPANY INSOLVENT


A. Company Insolvency. The Company shall be considered "Insolvent" and an "Insolvency" shall be deemed to exist for purposes of this Plan under any of the following circumstances:

	(1) The Company is unable to pay its debts as they mature, defined as having a weighted average overdue payables balance in excess of 270 days.

	(2) A receiver or trustee is appointed to take possession of all or substantially all of the assets of the Company.

	(3) There is a general assignment by the Company for the benefit of creditors.

 	(4) An action or proceeding is commenced by or against the Company under any insolvency or bankruptcy act, or any other statute or regulation having as its purpose the protection of creditors, and the action or proceeding is not discharged within 60 days after the date of commencement.

B. Plan Suspension. Notwithstanding any provision in this Plan to the contrary, if the Company establishes the Trust hereunder and at any time while the Trust is still in existence the Company becomes Insolvent, the Trustee shall upon written notice thereof suspend the payment of all amounts from the Trust Fund and shall thereafter (i) not permit any further elective Compensation deferral contributions by the Participants and (ii) discontinue all contributions by the Company to the Trust on behalf of the Participants. The Trustee shall hold the Trust Fund in suspense for the benefit of the Company's creditors until it rives a court order directing the disposition of the Trust Fund; provided, however, that the Trustee may deduct or continue to deduct its fees and expenses, including fees of any consultants, actuaries, accountants, legal counsel or recordkeepers retained by the Company or Trustee to provide services to the Trust.

C. Notice of Insolvency. By its approval and execution of this Plan, the Company represents and agrees that its Board, the Committee, and its Chief Executive Officer or his designee, as from time to time acting, shall have the fiduciary duty and responsibility on behalf of the Company's creditors to give to the Trustee, if any, prompt written notice of the Company's Insolvency and the Trustee shall be entitled to rely thereon to the exclusion of all directions or claims to pay vested accrued benefits thereafter made. Absent such notice, the Trustee, if any, shall have no responsibility for determining whether or not the Company has become Insolvent.

D. If after being Insolvent, the Company later becomes solvent without the entry of a court order concerning the disposition of the Trust Fund, if any, or if any bankruptcy or insolvency proceedings referred to in Article XI.A are dismissed, the Company shall by written notice so inform the Trustee, if any, and the Trustee shall thereupon resume all its duties and responsibilities under this Plan without regard to this Article XI until and unless the Company again becomes Insolvent as such term is defined herein.

E. If the Trustee discontinues payments from the Trust pursuant to this
Article XI and subsequently resumes payments, or removes the suspended status of the Trust, interest will be added to the Accounts of all Participants, including those Accounts from which a payment was held in suspense, for the period of discontinuance at not less than the average rate on 90-Day Treasury Bills auctioned during the period of discontinuance, to be determined and calculated by the Committee. The Company will not make any other contributions to the Trust that otherwise would have been made during the period of discontinuance.


                                ARTICLE XII

                INVESTMENT AND ADMINISTRATION OF TRUST FUND

A. Investments. In the event the Company establishes the Trust Fund hereunder, the Trustee, or the Trustee's designee, shall be authorized and empowered:

   (1) To invest and reinvest the Trust Fund, together with the income therefrom, in common stock, preferred stock, convertible preferred stock, bonds, debentures, convertible debentures and bonds, mortgages, notes, commercial paper and other evidences of indebtedness (including those issued by the Trustee), shares of mutual funds (which funds may be sponsored, managed or offered by an affiliate of the Trustee), guaranteed invest contracts, bank investment contracts, other securities, policies of life insurance, annuity contracts, options, options to buy or sell securities or other assets, and all other property of any type (personal, real or mixed, and tangible or intangible);

   (2) To deposit or invest all or any part of the Trust Fund in savings accounts or certificates of deposit or other deposits in a bank or saving and loan association or other depository institution, including the Trustee or any of its affiliates, provided with respect to such deposits with the Trustee or an affiliate the deposits bear a reasonable interest rate;

   (3) To hold, manage, improve, repair and control all property, real or personal, forming part of the Trust Fund; to sell, convey, transfer, exchange, partition, lease for any term, even extending beyond the duration of this Trust, and otherwise dispose of the same from time to time;

   (4) To hold in cash, without liability for interest, such portion of the Trust Fund as is pending investments, or payment of expenses, or the distribution of benefits;

   (5) To take such actions as may be necessary or desirable to protect the Trust Fund from loss due to the default on mortgages held in the Trust including the appointment of agents or trustees in such other jurisdictions as may seem desirable, to transfer property to such agents or trustees, to grant to such agents such powers as are necessary or desirable to protect the Trust Fund, to direct such agent or trustee, or to delegate such power to direct, and to remove such agent or transfer;

   (6) To settle, compromise or abandon all claims and demands in favor of or against the Trust;

   (7) To exercise all of the further rights, powers, options and privileges granted, provided for, or vested in trustees generally under the laws of the state in which the Trustee is incorporated as set forth above, so that the powers conferred upon the Trustee herein shall not be in limitation of any authority conferred by laws, but shall be in addition thereto;

   (8) To maintain accounts at, execute transactions through, and lend bonds or other securities to, any brokerage or other firm, including any firm which is an affiliate of the Trustee.

Persons dealing with the Trustee shall be under no obligation to see to the proper application of any money paid or property delivered to the Trustee or to inquire into the Trustee's authority as to any transaction.

B. Segregated Investments - Participant Instruction Permitted. In the event the Company establishes the Trust hereunder, then, at the discretion of the Committee, Participants maybe permitted to instruct the Trustee in writing regarding the investment of funds in their Accounts, subject to Article XII.C below and in a manner and form prescribed by the Committee; provided that such right to instruct shall apply on a nondiscriminatory basis to all Participants who meet the requirements established by the Committee. Such investment Accounts shall be segregated and shall be valued separately by the Trustee. Valuations of such Accounts shall be made at such times as the Committee may require, but no less frequently than annually. In no event, for valuation, purposes, shall the property constituting such separate Accounts, or the net income or loss thereon, be commingled with other Participants' Accounts. Such separate Accounts may be charged with their proportionate share of any general expenses charged to the Trust or with the full share of any expense incurred directly or indirectly in connection with such Accounts.

C. Participant Instruction Subject to Committee and Trustee Approval. Neither the Committee nor the Trustee, if applicable, shall be under any obligation to approve or disapprove any specific investment medium or any Participant investment instruction. Neither the Company nor the Trustee, if applicable, has any liability for any losses or damage that may occur or result from (i) the approval of or failure to approve of any specific investment medium; (ii) the imposition of any administrative rules relating to the timing of investment elections of any sort; or (iii) any administrative delay in carrying out or failure to carry out investment elections within a specified time. The Committee or the Trustee, if any, may disapprove or refuse to carry out any investment directions which in its opinion would subject the Company or the Trustee to burdensome administrative responsibilities or which the Committee determines to be inappropriate from a legal, financial or social perspective. Prior to carrying out any investment instruction of a Participant, the Trustee, if any, may require releases or any other documents, agreements or indemnifications as it may consider necessary. The Trustee, if any, in approving any invest medium or in making investments under this Plan, shall not be restricted by statutes governing the legal investment of trust funds.

D. Separate Investment Funds - Committee May Establish Separate Funds. The Committee may, in its sole discretion, direct the Trustee, if any, to create one or more separate investment funds, having such different specific investment objectives as the Committee shall from time to time determine. The Committee shall determine and may from time to time redetermine the number of investment funds and the specific objectives of said funds and the investments or kinds of investment which shall be authorized therefor.

E. Committee To Establish Rules. The Committee may at any time make such uniform and nondiscriminatory rules as it determines necessary regarding the administration of Plan investments in general and Participant investment instruction in particular. The Committee may also develop and maintain rules governing the rights of Participants to change their investment instructions and the frequency with which such changes can be made.

                                ARTICLE XIII
                            ACCOUNTING BY TRUSTEE

In the event the Company establishes the Trust hereunder, the Trustee shall keep accurate and detailed records of all investments, receipts, disbursements, and all other transactions required to be done, including such specific records as shall be agreed upon in writing between the Committee and the Trustee. All such accounts, books and records shall be open to inspection and audit at reasonable times by the Committee, the Committee's representatives or agents. Within one hundred and twenty (120) days following the close of each calendar quarter and within one hundred and twenty (120) days after the removal or resignation of the Trustee, the Trustee shall deliver to the Committee a written account of its administration of the Trust during such quarter or during the period from the close of the last preceding quarter to the date of such removal or resignation, setting forth all investments, receipts, disbursements and other actions effected by it, including a description of all securities and investments purchased and sold, with the cost or net proceeds of such purchases or sales (accrued interest paid or receivable being shown separately), and showing all cash, securities and other property held in the Trust at the end of such quarter or as of the date of such removal or resignation, as the case may be. The written approval of any accounting by the Committee shall be final as to all matters and transactions stated or shown therein and binding upon the Committee and all persons who then shall be or then after shall become interested in this Trust. Failure of the Committee to notify the Trustee within 180 days after receipt of any accounting of its disapproval of such accounting shall be the equivalent of written approval.

                               ARTICLE XIV
                        RESPONSIBILITY OF TRUSTEE

In the event the Company establishes the Trust Fund hereunder, the Trustee shall act with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in a like capacity and familiar with such matters would use; provided, however, that the Trustee shall incur no liability to anyone for any action taken pursuant to a direction, request or approval given by the Committee or any Participant which is contemplated by and complies with the terms of this Plan, and to that extent the Trustee shall be relieved of the prudent person rule for investments. The Trustee shall also incur no liability to any person for any failure to act in the absence of direction, request or approval from. The Committee which is contemplated by, and in conformity with, the terms of this Plan. In the event of a dispute between the Company as the Committee and a Participant, the Trustee may apply to a court of competent jurisdiction to resolve the dispute. The Trustee may hire agents, accountants, actuaries, recordkeepers, and financial consultants. Expenses of such persons shall be deemed to be expenses of management and administration of the Trust within the meaning of Article XV.D, below. The Trustee shall have, without exclusion, all powers conferred on the Trustee by applicable law unless expressly provided otherwise herein.

                                ARTICLE XV
                TAXES. EXPENSES AND COMPENSATION OF TRUSTEE

A. Company Assets. It is the intention of the Company to have the corpus and income of the Plan and any Trust established hereunder treated as assets and income of the Company to be used to satisfy the Company's legal liability under the Plan in respect of all of the Participants, and the Company agrees that all income, deductions and credits of the Plan and any Trust Fund belong to the Company as owner for income tax purposes and will be included on the Company's income tax returns.

B. Taxes. The Company shall from time to time pay taxes (references in this Plan to the payment of taxes shall include interest and applicable penalties) of any and all kinds whatsoever which at any time are lawfully levied upon or become payable in respect of the Plan or Trust Fund, the income or any property forming a part thereof or any security transaction pertaining thereto. To the extent that any taxes levied or assessed upon the Trust Fund, if any, are not paid by the Company or contested by the Company pursuant to the last sentence of this Article, the Trustee shall pay such taxes out of the Trust Fund, and the Company shall, upon demand by the Trustee, deposit into the Trust Fund an amount equal to the amount paid from the Trust Fund to satisfy such tax liability. If requested by the Company, the Trustee shall at the Company's expense, contest the validity of such taxes in any manner deemed appropriate by the Company or its counsel, but only if it has received an indemnity bond or other security satisfactory to it to pay any expenses of such contest. Alternatively, the Company may itself contest the validity of any such taxes, but any such contest shall not affect the Company's obligation to reimburse the Trust Fund for taxes paid from the Trust Fund.

C. Compensation: Expenses. In the event the Company establishes the Trust hereunder, the Trustee shall be paid compensation by the Company the amount of its fees in accordance with the fee schedule agreed to by the Company and the Trustee; provided, however, that a Trustee who is an officer, director or employee of the Company shall serve without compensation. The Trustee, if any, shall be reimbursed by the Company for its reasonable expenses of management and administration of the Trust, including reasonable compensation of any agent engaged by the Trustee to assist it in such management and administration. The Trustee shall be able to charge the Trust Fund for such compensation and for any reasonable expenses including counsel, appraisal or accounting fees, and the same may be deducted from the Trust Fund unless paid by the Company within sixty (60) days after the Company receives written billing by the Trustee; provided that this paragraph shall not apply while a dispute over the amount of such charges exists.

                                ARTICLE XVI
                             PROTECTION OF TRUSTEE

A. Certification. In the event the Company establishes the Trust hereunder, the Company shall certify to the Trustee the name or names of any person or persons authorized to act for the Company. Such certification shall be signed by the Secretary of the Company duly authorized by the Board. Until the Company notifies the Trustee, in a similarly signed notice, that any such person is no longer authorized to act for the Company, the Trustee may continue to rely upon the authority of such person. The Trustee may rely upon any certificate, notice or direction of the Company which the Trustee reasonably believes to have been signed by a duly-authorized officer or agent of the Company. Notices to the Trustee shall be sent in writing to the Trustee at such address as the Trustee shall specify. No communication shall be binding upon the Trust Fund or the Trustee until it is received by the Trustee and unless it is in writing and signed by an authorized person. Notices to the Company shall be sent in writing to the attention of its Chief Financial Officer, c/o Supertex, Inc., 1235 Bordeaux Drive, Sunnyvale, CA 94088-3607, or to such other address as the Company may specify. No notice shall be binding upon the Company until it is received by the Company.

B. Legal Counsel. The Trustee, if any, may consult with any legal counsel ("Legal Counsel") for the purpose of obtaining advice on topics including but not limited to the construction of this Plan and Trust, its duties hereunder, or any act which it proposes to take or omit, and shall not be liable for any action taken or omitted in good faith pursuant to such advice. Expenses of Legal Counsel shall be deemed to be expenses of management. and administration of the Trust within the meaning of Article XV.D hereof.

C. Trustee Duties. In the event the Company establishes the Trust hereunder, the Trustee shall discharge its duties in a manner consistent with the objectives of this Plan. The Trustee shall not be liable for any loss sustained by the Trust Fund by reason of the purchase, retention, sale or exchange of any investment in good faith and in accordance with the provisions of this Plan. The Trustee shall have no responsibility or liability for any failure of the Company to make contributions to the Trust Fund. The Trustee's duties and obligations shall be limited to those expressly imposed upon it under the provisions of this Plan relating to the Trust.

                                ARTICLE XVII
                         INDEMNIFICATION OF TRUSTEE

In the event the Company establishes the Trust hereunder, the Company shall indemnify the Trustee and each of its affiliates (collectively, the "Indemnified Parties") against, and shall hold them harmless from, any and all loss, claims, liability, and expense, including reasonable attorneys' fees, imposed upon or incurred by any Indemnified Party as a result of any acts taken, or any failure to act, in accordance with the directions from the Company or any designee of the Company, or by reason of the Indemnified Party's good faith execution of its duties with respect to the Trust, including, but not limited to, its holding of assets of the Trust, the Company's obligations in the foregoing regard to be satisfied promptly by the Company, provided that in the event the loss, claim, liability or expense involved is deter by a no longer appealable final judgment entered in a lawsuit or proceeding to have resulted from the gross negligence or willful misconduct of the Trustee, the Trustee shall promptly on request thereafter return to the Company any amount previously received by the Trustee under this Article with respect to such loss, claim, liability or expense. If the Company does not pay such costs, expenses and liabilities in a reasonably timely manner, the Trustee may obtain payment from the Trust Fund without direction from the Company.

                                ARTICLE XVIII
                     RESIGNATION AND REMOVAL OF TRUSTEE

A. Resignation In the event the Company establishes the Trust hereunder, the Trustee may resign upon thirty (30) days' prior written notice to the Company, except that any such resignation shall not be effective until a successor trustee has been appointed, and such successor has accepted the appointment in writing, but in any event no later that 90 days after such resignation. The Company shall condition its acceptance of such successor on the obtaining from such successor of a written statement that the successor has read the Trust Agreement and understands its obligations thereunder.

B. Removal. The Company may remove the Trustee upon thirty (30) days' prior written notice to the Trustee.

C. Successor Trustee. Upon the resignation or removal of the Trustee and appointment of a successor, the Trustee shall transfer and deliver the Trust Fund to such successor. The transfer shall be completed within 60 days after receipt of notice of resignation, removal or transfer, unless the Company extends the time limit, provided that the Trustee is furnished assurance by the Company satisfactory to Trustee that all fees and expenses reasonably anticipated will be paid. Following the effective date of the appointment of the successor, the Trustee's responsibility hereunder shall be limited to managing the assets in is possession, transferring such assets to the successor and settling its final account. Neither the Trustee nor the successor shall be liable for the acts of the other. All of the provisions set forth herein with respect to the Trustee shall relate to each successor with the same force and effect as if such successor had been originally named as the Trustee hereunder.


                                ARTICLE XIX
             DURATION AND TERMINATION OF TRUST AND AMENDMENT

A. Irrevocable. In the event the Company establishes the Trust hereunder, the Trust shall be irrevocable and shall continue until all vested accrued benefits have been paid.

B. Termination of Trust. If the Trust, if any, terminates under the provisions of Article XIX.A, the Trustee shall liquidate the Trust Fund and, after its final accounting has been settled, shall distribute to the Company the net balance of any assets of the Trust Fund remaining after all vested accrued benefits and administration expenses have been paid. Upon making such distribution, the Trustee shall be relieved from all further liability.

C. Plan Amendment. This Plan may be amended, or the Plan terminated or suspended, by an instrument in writing executed on behalf of the Company by the Chief Executive Officer of the Company or the Committee, or a duly appointed representative of the Board and delivered to the Trustee, if any, provided, however, that (i) no amendment will be made to this Plan which will cause this Plan, the Trust, if any, or the assets of the Trust Fund to be governed by or subject to Part 2, 3 or 4 of Title I of ERISA, (ii) no such amendment shall adversely affect any Plan Beneficiary's accrued benefit,
(iii) no such amendment shall increase or change the duties or responsibilities of the Trustee, if any, unless the Trustee consents thereto in writing, and (iv) no such amendment which would cause the Trust, if any, to be other than a "grantor trust," or have contributions to the Trust by the Company, or income and gains of the Trust Fund, constitute a taxable event to the Trust or to the Participants.


                                ARTICLE XX
                             CLAIMS PROCEDURE

The Committee shall provide adequate notice in writing to any Plan Beneficiary whose claim for benefits under this Plan is denied, setting forth the specific reasons for such denial. The notice of denial shall be written in manner calculated to be understood by the Plan Beneficiary. In addition, the Committee shall afford a reasonable opportunity to any participant whose claim for benefits has been denied for a full and fair review of the decision denying the claim in accordance with reasonable procedures adopted by the Committee.

                                 ARTICLE XXI
                                MISCELLANEOUS

A   California Law. This Plan and the Trust hereby created shall be construed and regulated by the laws of the State of California.

B. Headings. The headings of sections in this Plan are used herein for convenience of reference only and in case of any conflict the text of this Plan shall control.

C. Successsorship. This Plan shall be binding upon and inure to the benefit of any successor to the Company or its business as the result of merger, consolidation, reorganization, transfer of assets or otherwise, and any subsequent successor thereto; and any such successor shall be deemed to be the "Company" under this Plan.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized officers as of the day and year first above written.

                                                SUPERTEX, INC.


                                                By:  /s/  Henry C. Pao

                                                     Henry C. Pao
                                                     President and C.E.O.
                                                     Date:  January 1, 1996


Exhibit 10.2

LEASE ASSIGNMENT AGREEMENT

THIS LEASE ASSIGNMENT AGREEMENT (this "Assignment") is made as of the 1st day of February, 1999 (the "Effective Date"), by and among ORBIT SEMICONDUCTOR, INC., a Delaware Corporation ("Seller"), SUPERTEX, INC., a California corporation ("Buyer"), and SOBRATO DEVELOPMENT COMPANIES #871, a California limited partnership ("Landlord"), with reference to the following facts and objectives:

A. Landlord and Paradigm Technology, Inc. ("Paradigm") entered that certain Lease dated December 7, 1988, regarding the improved real estate commonly known as 71 Vista Montana, San Jose, California (the "Premises"). Such Lease was amended by that certain First Amendment to Lease dated May 4, 1987, that certain Second Amendment to Lease dated June 18, 1990, and that certain Third Amendment to Lease dated December 21, 1995, all between Landlord and Paradigm. The interest of the tenant under such Lease was assigned by Paradigm to Seller pursuant to that certain Assignment of Lease and Consent to Assignment of Lease (the "Prior Assignment") dated November 15, 1996, by Paradigm, Seller and Landlord. Such Lease, as so amended, assigned and consented to, is referred to herein as the "Lease".

B. Seller and Buyer have entered that certain Agreement for Purchase and Sale of Assets dated January 16, 1999 (the "Purchase Agreement"), pursuant to which, among other things, Seller has agreed to assign the Lease to Buyer.

C. Seller and Buyer mutually desire that Seller assign the Lease to Buyer, and Landlord desires to consent to such assignment on the terms and conditions of this Assignment.

NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller, Buyer and Landlord hereby agree as follows:

1. Assignment. Seller hereby assigns to Buyer, and Buyer hereby accepts from Seller, the entire, undivided right, title, interest and estate of the "Tenant" under the Lease and all of Seller's right, title and interest in, under and to the Lease and the Premises (including, without limitation, all security deposits and all rights and options to extend the term of the Lease). Buyer hereby assumes all obligations of the "Tenant "under the Lease accruing on or after the Effective Date. Seller hereby represents and warrants to Buyer that Seller currently owns and holds the entire right, title and estate of the "Tenant" under the Lease free and clear of any liens, encumbrances, options, subleases or rights of others and that no person or entity other than Seller has any right or option to occupy any of the Premises. In particular, but without limitation, the Sublease dated November __,1996, by Seller and Paradigm regarding a portion of the Premises has terminated, and Paradigm has no further right or option to occupy any of the Premises.

2.  Responsibilities Under Lease Indemnification.

A. Seller (and not Buyer) shall be responsible for payment of all rents and other amounts and the performance of all obligations required under the Lease to be paid or performed for any period prior to the Effective Date, including, without limitation, any and all indemnity obligations of Seller under the Lease accrued with respect to facts or circumstances first occurring prior to the Effective Date.

B. Buyer (and not Seller) shall be responsible for the payment of all rents and other amounts and the performance of all obligations required under the Lease to be paid or performed for any period on or after the Effective Date, including, without limitation, any and all indemnity obligations of the "Tenant" under the Lease accruing with respect to facts or circumstances first occurring on or after the Effective Date.

C. Subject to the other terms and conditions of this Assignment, to the extent that Seller has made payments or performed obligations pursuant to the Lease that relate to periods on or after the Effective Date, and to the extent that Buyer has made payments or performed obligations pursuant to the Lease that relate to periods prior to the Effective Date, such amounts and obligations shall be prorated as of the Effective Date, and the party with a net obligation to the other shall promptly pay such amount on or after the Effective Date.

D. Seller shall indemnify, defend, protect and hold harmless Buyer from and against any and all losses, costs, claims, liabilities and damages (including reasonable attorneys' fees) (collectively "Claims") arising from or related to (i) the Premises and/or the Lease which Claims shall have accrued prior to the Effective Date, (ii) any event or condition that shall have occurred or existed on or with respect to the Lease and/or the Premises prior to the Effective Date (including, without limitation, any Claims resulting from the release, presence or transportation of Hazardous Materials in, on, under or over the Premises prior to the Effective Date),
(iii) Seller's breach of any of its obligations under the Lease or this Assignment, and (iv) any use or occupancy of any of the Premises by Seller or any of its agents, representatives, licensees, or invitees from and after the Effective Date. Seller's foregoing indemnity under clauses (i), (ii) and (iii), but specifically excluding clause (iv), shall be subject to the limitations provided in Section 2.16 of the Purchase Agreement.

E. Buyer shall indemnify, defend, protect and hold harmless Seller from and against any and all Claims arising from or related to (i) the Premises and/or the Lease that accrue on or after the Effective Date, (ii) any event or condition that occurs or exists on or with respect to the Lease and/or the Premises on or after the Effective Date (including, without limitation, any Claims resulting from the release, presence or transportation of Hazardous Materials in, on, under or over the Premises on or after the Effective Date), other than continuing events or conditions that first occurred or existed prior to the Effective Date, and (iii) Buyer's breach of any of its obligations under the Lease or this Assignment; provided, however, that Buyer's foregoing covenants shall not apply to any Claims arising from or relating in any manner to the use or occupancy of any of the Premises by Seller or any of its agents, representatives, licensees or invitees from and after the effective Date.

3. Landlord Consent and Related Covenants. Landlord hereby consents to the assignment of the Lease by Seller to Buyer on the terms and conditions of this Assignment. In addition, Landlord covenants and agrees, and Seller and Buyer acknowledge and agree, as follows:

A. All references in the Lease to the "Tenant" shall mean and refer only to Buyer and not to Seller with respect to any facts or circumstances relating specifically to such "Tenant" and not to the Premises and first accruing on or after the Effective Date. Without limiting the generality of the foregoing sentence, from and after the date of this Assignment, (i) all references in the Lease to the Tenant's net worth shall mean and refer only to the net worth of Buyer and not Seller, (ii) all references in clause (d) of Section 22 of the Lease to the "Tenant" shall mean and refer only to Buyer and shall not refer to Seller, and (iii) the payment and performance of all obligations, and the giving of all notices, by Landlord to and for the benefit of the Tenant shall be to and for the benefit of Buyer and not Seller.

B. From and after the Effective Date, Buyer shall solely be entitled to exercise all rights, powers, privileges, options and elections, and to make and give all approvals, consents, determinations, selections, designations, judgments and decisions, of the "Tenant" under and with respect to the Lease and the Premises. Any effort by Seller or any other party to exercise, give or make-any of the foregoing shall be of no effect. Landlord shall, however, promptly deliver to Buyer copies of all notices, demands, and other communications received by Landlord from Seller.

C. In the event that Seller rejects or otherwise terminates, or attempts to reject or otherwise terminate, the Lease pursuant to the United States Bankruptcy Code or any other law or proceeding involving the rights of creditors, as between Landlord and Buyer (and their respective successors and assigns under the Lease and with respect to the Premises), the Lease and this Assignment shall not be terminated or otherwise affected thereby, but shall continue in full force and effect as a direct agreement between Landlord and Buyer (or their respective successors and assigns, if applicable). In such event, however, Landlord and Buyer (upon the request of either such party) shall execute and deliver a new lease on the same terms and conditions as the Lease, as modified by this Assignment with respect to Buyer.

D. Only the first paragraph of Section 5 of the Lease, entitled "Security Deposit", shall apply to Buyer. No Letter of Credit will be required under the Lease after the Effective Date.

E. Landlord consents to Buyer's use at the Premises of the materials described on Exhibit "A" hereto. In using such materials, however, Buyer shall comply with all terms and conditions of the Lease, including Section 18, entitled "Toxic Waste and. Environmental Damage".

F. Concurrently with Landlord's execution and delivery of this Assignment, Seller and Buyer have paid Landlord the aggregate amount of Six Hundred Thousand Dollars ($600,000), receipt of which is hereby acknowledged by Landlord. No other money or consideration whatsoever will be payable to Landlord under Section 29 of the Lease or otherwise in connection with this Assignment.

G. Notwithstanding anything to the contrary in the Lease, Landlord and Buyer release each other and their respective agents, employees, successors, assigns and subtenants from all liability for injury to any person or damage to any property that is caused by or results from a risk which is actually insured against, which is required to be insured against under the Lease, or which would normally be covered by "all risk" property insurance, without regard to the negligence or willful misconduct of the person or entity so released.

H. Notwithstanding this Assignment, Buyer assumes no liability or obligation of the Tenant arising from or relating to the Lease and/or the Premises which accrued prior to the Effective Date. Landlord shall look solely to Seller for the payment and performance of all liabilities and obligations of the Tenant arising from or relating to the Lease and/or the Premises accruing prior to the Effective Date.

I. Seller shall have the right to use and occupy approximately 2,300 square feet of space in the Premises for up to thirty (30) days after the Effective Date.

4. Landlord Estoppel. Landlord hereby certifies to Seller and Buyer as follows, with the intent that Seller and Buyer will rely hereon in consummating this Assignment: (i) the Lease is in full force and effect; (ii) there currently exists no breach or default by the Tenant under the Lease, and, to Landlord's best knowledge, there has not occurred any event or condition which, with the giving of notice or the passage or time or both, could constitute such a breach or default; (iii) the Tenant has not defaulted in any payment of rent during the twelve (12) months immediately preceding the Effective Date; (iv) the total amount of the monthly rent currently payable under the Lease is $ 67,977.80 and monthly installments thereof have been paid through January, 1999; (v) there are no unpaid taxes, insurance, operating expenses or other charges under Lease which have been billed by Landlord to the Tenant; (vi) the amount of the security deposit held by Landlord under the Lease equals $65,000; (vii) attached hereto as Exhibit "B" is a true, correct and complete copy of the Lease (including all amendments and modifications), and the Lease constitutes the entire agreement between Landlord and the Tenant as to the Lease of the Premises and has not been modified, amended or supplemented, nor have any terms or conditions thereof been waived, except as identified in such Exhibit "B"; (viii) to Landlord's best knowledge, Landlord has performed all of its obligations under the Lease accruing prior to the Effective Date; (ix) Landlord has not received from Seller any notice of default by Landlord under the Lease; (x) the term of the Lease commenced on May 1, 1989, and will expire on April 30, 2004; (xi) the Tenant has one (1) option to extend the term of the Lease for a period of five (5) years, and, to Landlord's best knowledge, nothing has occurred that would invalidate such option or preclude Buyer from effectively exercising such option; and (xii) all amounts owing to Landlord under the Prior Assignment and all amounts owing to Landlord in connection with the "Tenant Interior Improvements" under the Lease have been paid in full.

5. Landlord Release. Landlord hereby irrevocably and unconditionally releases and forever discharges Seller and its parent company, The DII Group, Inc., a Delaware corporation, in all and any capacities, including but not limited to individually or as a guarantor, partner, employee, officer or agent of other entities, and its owners, predecessors, successors, assigns, agents, directors, officers, employees, servants, managers, representatives, attorneys, and insurance carriers, and all persons acting by, through, or in concert with any such parties, of and from any and all legal and equitable charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs actually incurred), of any nature whatsoever, that Landlord has against Seller that may accrue after the Effective Date, arising directly or indirectly out of or in any way connected with the matters described in the Lease or this Assignment. The foregoing release shall not, however, affect any rights, remedies, liabilities or obligations as between Seller and Buyer.

6. Entire Agreement. This Assignment, together with the Lease, constitutes the entire agreement among Landlord, Seller and Buyer regarding the Lease and the Premises, and there are no binding agreements or representations among the parties except as expressed herein (or in the Purchase Agreement as between Seller and Buyer). This Assignment shall not be legally binding until it is executed by Landlord, Seller and Buyer. No subsequent change or addition to this Assignment shall be binding unless in writing and signed by the party sought to be bound thereby.

7. Miscellaneous. All capitalized terms used, but not defined, in this Assignment shall have the meanings ascribed to them in the Lease. This Assignment may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same document. Should any provision of this Assignment prove to be invalid or illegal, such invalidity or illegality shall in no way affect, impair or invalidate any other provision hereof, and such remaining provisions shall remain in full force and effect. The captions used in this Assignment are for convenience only and shall not be considered in the construction or interpretation of any provision hereof. The language of this Assignment shall in all cases be construed as a whole according to its fair meaning and not strictly for or against either Seller, Buyer or Landlord, all of whom are represented by counsel in connection with the negotiation and preparation of this Assignment. The validity, effect, construction, performance and enforcement of this Assignment and the rights and obligations of the parties hereunder shall be governed in all respects by the laws of the State of California. Seller shall from time to time execute and deliver such additional documents and take such additional actions as Buyer may reasonably request to carry out the purposes of this Assignment.

8. Brokerage Commissions. Each party hereto (i) represents to the others that it has not had any dealings with any real estate brokers, leasing agents or salesmen or incurred any obligations for the payment of real estate brokerage commissions or finders' fees which would be earned or due and payable by reason of this Assignment, and (ii) agrees to indemnify, defend and hold harmless the other parties from any claim for any such commissions or fees which result from the actions of the indemnifying party.

9. Authority. Each party hereto represents and warrants to the other parties that (i) the person or persons executing this Assignment on behalf of such party is/are duly authorized to execute this Assignment on behalf of such party, and (ii) such party has the right, power and authority to execute and deliver this Assignment to the other parties and to perform its obligations hereunder.

IN WITNESS WHEREOF, Seller, Buyer and Landlord have executed this Assignment as of the Effective Date.

                                           SELLER:

                                           ORBIT SEMICONDUCTOR, INC.
                                           a Delaware corporation
                                           By: /S/ Lan D. Robertson
                                           Name:   Lan D. Robertson
                                           Title:  Treasurer

                                           BUYER:

                                           SUPERTEX, INC.
                                           a California corporation
                                           By: /S/ Henry C. Pao
                                           Name: Henry C. Pao
                                           Title:  President

                                           Landlord
                                           SOBRATO DEVELOPMENT COMPANIES #871
                                           a California limited partnership
                                           By: /S/
                                           Name:
                                           Title: Managing General Partner

Orbit Semiconductor, Inc.
Lease Agreement

EXHIBIT A List of Materials

111 Trichloroethane
Acetelyne
Acetic Acid
Acetone
Ammonia
Ammonium Fluoride
Ammonium Hydroxide
Argon
AZ 400K Developer (Potassium Hydroxide)
AZ P4210 (Photoresist Propylene Glycol Monomethyleither Acetate (108-65-8) Boron Trichloride
Boron Trifluoride
Buffered Oxide Etch
Carbon Dioxide
Chlorine
Chlorodifluoromethane (Freon 22)
Deionized Water
Diborane
Dichlorosilane
Dipotassium Phosphate
EGMEA
Ethanol
Ethyl Pyruvate
Ethyl-3-ethoxypropionate Novalac Resin Methacrylate Copolymer Napthoquinone diazide
Ethylene Glycol
Ethylene Glycol Monomethylether-acetate
Fluoboric Acid.
Glutaraldehyde
Halogenated Cleaning Solution.
HCL
Helium
Hexafluoroethane
Hexamethyldisilazane
Hydrocarbon Mix
Hydrocarbon Mixture
Hydrochloric Acid
Hydrofluoric Acid
Hydrogen
Hydrogen Peroxide
Isoproply Alchohol.
K-Dimethyldinitrocarbonate
Liquid Nitrogen
Liquid Oxygen
Magnesium Hydroxide
Mineral Spirits
Misc Bases
Misc Flammable Liquids
Misc Oxidizers
Misc. Glycols
Monomethylether-acetate
N-Butyl Acetate
Nitric Acid
Nitrogen
Nitrogen Trifluoride
Nitrous Oxide
N-Methyl Pyrrolidine
Oxygen
PBR3 - Phosophorus tribromide
PGMEA
Phosphine
Phosphine - Hydrogen mixture
Phosphine - Silane mixture
Phosphoric Acid
Potassium Hydroxide
Propylene Glycol Monomethyl Ether Acetate
Silane
Sodium Bisulfite
Sodium Molybdate
Sodium Nitrite
Sulfur Hexafluoride
Sulfuric Acid
SVC - 25 (Parts Cleaner)
SVC - 80 Ink Remover
SVC-12 Acetone Replacement
Synthetic Oil
Tetraethylorthosilicate
Tetrafluoroethane
Tetrafluoromethane
Tetramethylammonium Hydroxide
Trifluoroethane
Trifluoromethane (Freon 23)
Tungston Haxafluoride
Vacuum Pump Oil
Various High and Low pH Chemicals
Zinc Chloride