Form 10-Q
period 2001-06-30
SUPERTEX INC
filed 2001-08-10
CIK 730000

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                FORM 10-Q


(MARK ONE)
(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                For the quarterly period ended June 30, 2001

                                    or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (No Fee Required)


                        Commission File No. 0-12718


                              SUPERTEX, INC.
        (Exact name of Registrant as specified in its Charter)

California                                            94-2328535
(State or other jurisdiction of
incorporation or organization)              (IRS Employer Identification #)

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

                        Yes  X         No

The total number of shares outstanding of the Registrant's common stock as of August 1, 2001 were 12,413,950.



                              SUPERTEX, INC.
			QUARTERLY REPORT - FORM 10Q


Table of Contents                                                    Page No.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
          Condensed Consolidated Statements of Income......................3
          Condensed Consolidated Balance Sheets............................4
          Condensed Consolidated Statements of Cash Flows..................5
          Notes to Condensed Consolidated Financial Statements.............6
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................7

                          PART II- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................10

Signatures................................................................10


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                SUPERTEX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)
                    (in thousands, except per share amounts)



                                                  Three-months Ended,
                                                       June 30,
                                                2001               2000
                                                ----               ----
Net sales                                 $   15,081         $   22,303
Cost and expenses:
  Cost of sales                                9,191             13,389
  Research and development                     3,270              2,430
  Selling, general and administrative          1,816              2,280
                                            --------           --------
    Total costs and expenses                  14,277             18,099
                                            --------           --------
Income from operations                           804              4,204
  Interest income                                527                519
  Other income (expense), net                    376                (28)
                                            --------           --------
    Income before provision for income taxes   1,707              4,695
Provision for income taxes                       580              1,596
                                            --------           --------
    Net income                            $    1,127         $    3,099
Net income per share:
  Basic                                   $     0.09         $     0.25
  Diluted                                 $     0.09         $     0.24
Shares used in per share computation:
  Basic                                       12,410             12,276
  Diluted                                     12,613             13,064


See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

                                SUPERTEX, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                              June 30, 2001    March 31, 2001
ASSETS                                        -------------    --------------

Current assets:
  Cash and cash equivalents                       $  46,230         $  44,282
  Trade accounts receivable, net of allowance
  of  $1,859 and $2,412                              14,070            13,536
  Inventories                                        14,198            14,388
  Prepaid expenses and other current assets           1,077             1,404
  Deferred income taxes                               4,388             4,388
                                                  ---------         ---------
    Total current assets                             79,963            77,998
Property, plant and equipment, net                   14,509            15,200
Intangible and other assets, net                      1,976             2,499
Deferred income taxes                                 2,998             2,998
                                                  ---------         ---------
TOTAL ASSETS                                      $  99,446         $  98,695


LIABILITIES

Current liabilities:
  Trade accounts payable                          $   5,289         $   6,659
  Accrued salaries, wages and employee benefits       6,705             7,173
  Other accrued liabilities                             656               645
  Deferred revenue                                    1,903             1,262
  Income taxes payable                                1,174               597
                                                  ---------         ---------
    Total current liabilities                        15,727            16,336


SHAREHOLDERS' EQUITY

  Preferred stock, no par value - 10,000
  shares authorized, none outstanding                    --                --
  Common stock, no par value - 30,000 shares
  authorized; issued and outstanding
  12,414 and 12,394 shares                           25,814            25,318
  Retained earnings                                  57,905            57,041
                                                  ---------         ---------
    Total shareholders' equity                       83,719            82,359
                                                  ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  99,446         $  98,695

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.



                                SUPERTEX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, in thousands)

                                                     Three months Ended
CASH FLOWS FROM OPERATING ACTIVITIES          June 30, 2001     June 30, 2000
                                              -------------     -------------
Net income                                        $   1,127         $   3,099
  Non-cash adjustments to net income:
    Depreciation and amortization                       899           	1,221
    Provision for doubtful accounts and
    sales returns                                       133               524
    Provision for excess and obsolete inventories       168               188
    Gain on sale of long-term investments              (127)               --
    Changes in operating assets and liabilities:
      Accounts receivable                              (667)           (4,044)
      Inventories                                        22               (14)
      Prepaid expenses and other assets                 327               (47)
      Trade accounts payable and accrued expenses    (1,827)              333
      Income taxes payable                         	577     	1,596
      Deferred revenue                                  641               539
                                                  ---------         ---------
  Total adjustments                                     146               296
                                                  ---------         ---------
    Net cash provided by operating activities         1,273         	3,395

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment           (185)           (2,271)
  Purchases of short-term investments                    --           (25,404)
  Proceeds from maturities of short-term investments     --            11,593
  Sales (purchases) of long-term investments            627            (1,000)
                                                  ---------         ---------
    Net cash provided by (used in) investing
    activities                                          442           (17,082)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock options exercised                               549               435
  Repurchase of stock                                  (316)               --
                                                  ---------         ---------
    Net cash provided by financing activities           233               435

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           1,948           (13,252)
CASH AND CASH EQUIVALENTS:
    Beginning of period                              44,282            22,584
                                                  ---------         ---------
    End of period                                 $  46,230         $   9,332

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.




                                SUPERTEX, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the unaudited condensed consolidated financial statements for the quarter ended June 30, 2001 and 2000 include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of financial condition and results of operations for those periods in accordance with accounting principles generally accepted in the United States of America.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements of Supertex, Inc. for the fiscal year ended March 31, 2001, which were included in the Annual Report on Form 10-K (File Number 0-12718).

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Note 2 - Inventories

Inventories consisted of (in thousands):
                                June 30, 2001     March 31, 2001
                                -------------     --------------
Raw materials.....................  $   1,619          $   1,662
Work-in-process...................      9,052              9,281
Finished goods....................      3,527              3,445
                                    ---------          ---------
                                    $  14,198          $  14,388

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

                                                Three-months Ended,
                                                     June 30,

                                               2001            2000
                                               ----            ----
BASIC:
Net income                                 $  1,127        $  3,099
Weighted average shares outstanding
for the period                               12,410          12,276
                                           --------        --------
Net income per share                       $   0.09        $   0.25


DILUTED:
Net income                                 $  1,127        $  3,099
Weighted average shares outstanding
for the period                               12,410          12,276
Dilutive effect of stock options                203             788
                                           --------        --------
Total                                        12,613          13,064
                                           --------        --------
Net income per share                       $   0.09        $   0.24

Note 4 - Recent Accounting Pronouncements

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

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on April 1, 2002, the beginning of fiscal 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.



PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements This 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates ", and variations of these words and similar expressions, are intended to identify forward-looking statements. An example of such a statement in this 10-Q is that the Company anticipates available funds and expected cash generated from operations to be sufficient to meet cash and working capital requirements through at least the next twelve months. This statement is only a prediction, is not a guaranty of future performance, and is subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our Annual Report of Form 10-K for the fiscal year ended March 31, 2001. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Results of Operations

Net Sales Net sales for the quarter ended June 30, 2001 were $15,081,000, a 32% decrease compared to $22,303,000 for the same quarter last year. Sales for the first quarter was adversely affected by the decline in the telecommunications infrastructure spending and general economic slowdown with weakness in all the markets we serve. Our customers reduced their demands for our component products as they face slower customer orders and rising inventory levels.

As percentage of total sales for the quarter ended June 30, 2001, sales to customers in the medical electronics, imaging, and telecommunications markets represented 37%, 28%, and 22% of total sales, respectively, compared to 35%, 29% and 23% of total sales for the quarter ended June 30, 2000. Sales to customers in other markets remained unchanged at 13% of total sales.

Approximately 28% of the Company's net sales for this quarter were derived from international customers as compared to 39% of the same quarter last year. The decrease in international sales resulted from decreased shipments to our customers in Asia and Europe primarily due to the sharp decline of orders from contract manufacturers in Asia and the lack of telecommunications infrastructure spending.

Gross Profit As a percent of sales, the Company's gross profit for the quarter ended June 30, 2001 was 39%, compared with 40% for the same period of
the last fiscal year.   Rigorous cost reduction measures allowed the Company
to quickly lower manufacturing expenditures to adjust to a much lower sales level thereby retaining the gross profit percentage to sales.

Research and Development Research and development (R&D) expense increased 35% to $3,270,000 for the quarter ended June 30, 2001 as compared to $2,430,000 for the same quarter of the prior fiscal year. The increase in R&D expense in absolute dollars is primarily due to the Company's continued development efforts in new integrated circuits (ICs) to drive the optical micro-electro-mechanical systems (MEMS) and in network power interface circuits to drive photonic and gigabit Ethernet modules and voice over
Internet Protocol (VoIP) telephone systems.   The increase in R&D expenses
in the quarter ended June 30, 2001 included labor costs for additional headcount, rent, purchases of mask toolings, and data processing costs to support new product development activities in our design centers.

Selling, General and Administrative Selling, general and administrative expenses (SG&A) were $1,816,000 or 12% of net sales for the quarter ended June 30, 2001 as compared with $2,280,000 or 10% of net sales in the same quarter of the prior year. In absolute dollars, SGA expenditures for the three-month period decreased by 20% when compared to the same period in fiscal 2001 due to reduced sales commissions, and lower provision for bad debts. As a percentage of sales, SG&A expenses increased due to the lower sales level.

Income from Operations Income from operations was $804,000, or 5% of net sales, for the quarter ended June 30, 2001 compared to $4,204,000, or 19% of net sales for the quarter ended June 30, 2000. The decrease in operating income as a percentage of sales was attributed to the increase in research and development expenses at a time when sales declined and the fact that our selling, general, and administrative expenses decreased at a slower rate than the decline in sales.

Interest and Other Income Interest and other income, net for the quarter ended June 30, 2001, was $903,000 as compared to $491,000 of the same period of prior fiscal year. The increase was attributed to the gain from the liquidation of a long-term investment of $127,000 and fees charged to customers for returning products of $160,000. Compared to the same period last year, the interest income from short-term investments remained constant as the slight increase in the average cash balance was offset by a decline in interest rates.

Provision for Income Taxes The Company's effective tax rate for the three months ending June 30, 2001 remained unchanged at 34%.

Liquidity and Capital Resources On June 30, 2001, the Company had $46,230,000 in cash and cash equivalents, compared with $44,282,000 on March 31, 2001. This increase is due primarily to a positive cash flow from operating activities of $1,273,000 consisting principally of net income of $1,127,000 and non-cash charges for depreciation and amortization of $899,000.

Net cash provided by operating activities for the quarter ended June 30, 2001 was positively impacted by an increase in income tax payable of $577,000 and an increase in deferred revenue of $641,000.

Net cash provided by operating activities for the quarter ended June 30, 2001 was adversely impacted by an increase in accounts receivable of $667,000 and a decrease in accounts payable and other accrued items of $1,827,000.

The Company's investment activities during the quarter ended June 30, 2001 generated cash of $442,000 as compared to $17,082,000 of cash used for investment activities during the comparable period in the prior year. Cash generated by investment activities during the quarter ended June 30, 2001 resulted from the proceeds of the sale of long-term investments in Galleon New Media Funds of $627,000, which was offset by purchases of equipment of $185,000 primarily for wafer fab and testing operations.

The Company's financing activities during the quarter ended June 30, 2001 generated cash of $233,000 as compared to cash generated of $435,000 during the comparable period in the prior year. Cash generated by financing activities during the quarter ended June 30, 2001 was the result of $165,000 in proceeds from the issuance of common stock through the exercise of employee stock options, and $384,000 in proceeds from the issuance of common stock through the Employee Stock Purchase Plan. This amount was offset by the use of cash for the repurchase of 25,000 shares of common stock for $316,000 as authorized by the Company's Stock Repurchase Program.

The Company anticipates that available funds and expected cash to be generated from operations will be sufficient to meet cash and working capital requirements through at least the next twelve months.

Recent Accounting Pronoucements In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on April 1, 2002, the beginning of fiscal 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.


PART II  -  OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

          (a) Exhibits:  None

          (b) Reports on Form 8-K

              No report on Form 8-K was filed during the quarter for which this Form 10-Q is filed.



                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUPERTEX, INC.
                              (Registrant)

Date: August 10, 2001



                          By:/s/ Henry C. Pao
                             ----------------------
                             Henry C. Pao, Ph.D.
                             President
                            (Principal Executive and Financial Officer)
					2