Form 10-Q
period 2001-09-30
SUPERTEX INC
filed 2001-11-05
CIK 730000

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


(MARK ONE)
(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

            For the quarterly period ended September 30, 2001

                                      or

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

The total number of shares outstanding of the Registrant's common stock as of October 16, 2001 were 12,420,429


                          Total number of pages:  11

                                SUPERTEX, INC.
			QUARTERLY REPORT - FORM 10Q


Table of Contents                                                    Page No.

                        PART I - FINANCIAL INFORMATION

Item    1. Financial Statements
             Condensed Consolidated Statements of Income..............  3
             Condensed Consolidated Balance Sheets....................  4
             Condensed Consolidated Statements of Cash Flows..........  5
             Notes to Condensed Consolidated Financial Statements.....  6
Item    2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................  8

                        PART II- OTHER INFORMATION

Item    4. Submission of Matters to a Vote of Security Holders........ 10

Item    6. Exhibits and Reports on Form 8-K........................... 11

Signatures............................................................ 11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                SUPERTEX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                   (in thousands, except per share amounts)



                                       Three-months Ended,   Six-months Ended,
                                         September 30,          September 30,


                                        2001       2000        2001      2000
Net sales                            $ 14,243  $  22,512   $  29,324  $ 44,815
Cost and expenses:
  Cost of sales                         8,505     13,018      17,696    26,407
  Research and development              2,706      2,512       5,976     4,942
  Selling, general and administrative   1,905      2,920       3,721     5,200
    Total costs and expenses           13,116     18,450      27,393    36,549
Income from operations                  1,127      4,062       1,931     8,266
  Interest income                         441        595         968     1,114
  Other income (expense), net             148        651         524       623
     Income before provision           ------     ------      ------    ------
     for income taxes                   1,716      5,308       3,423    10,003

Provision for income taxes                583      1,805       1,164     3,401
                                       ------     ------       -----     -----
     Net income                      $  1,133   $  3,503   $   2,259  $  6,602
Net income per share:
     Basic                           $   0.09   $   0.28   $    0.18  $   0.54
     Diluted                         $   0.09   $   0.27   $    0.18  $   0.50
Shares used in per share computation:
     Basic                             12,417     12,342      12,414    12,309
     Diluted                           12,642     13,167      12,628    13,116


See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.


                                   SUPERTEX, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited, in thousands)

                                                  September 30,      March 31,
                                                      2001             2001
ASSETS
Current assets:
   Cash and cash equivalents                     $   48,504         $  44,282
   Trade accounts receivable,
   net of allowance of  $1,827 and $2,412            12,274            13,536
   Inventories                                       14,295            14,388
   Prepaid expenses and other current assets          1,190             1,404
   Deferred income taxes                              4,388             4,388
                                                     ------            ------
       Total current assets                          80,651            77,998
Property, plant and equipment, net                   15,171            15,200
Intangible and other assets, net                      1,987             2,499
Deferred income taxes                                 2,998             2,998
                                                    -------           -------
TOTAL ASSETS                                     $  100,807         $  98,695

LIABILITIES
Current liabilities:
   Trade accounts payable                        $    5,689         $   6,659
   Accrued salaries, wages and employee benefits      6,552             7,173
   Other accrued liabilities                            801               645
   Deferred revenue                                   1,866             1,262
   Income taxes payable                                 987               597
                                                     ------            ------
      Total current liabilities                      15,895            16,336

SHAREHOLDERS' EQUITY
   Preferred stock, no par value -
     10,000 shares authorized, none outstanding          --                --
   Common stock, no par value -
     30,000 shares authorized; issued and
     outstanding 12,420 and 12,394 shares            25,875            25,318
   Retained earnings                                 59,037            57,041
                                                    -------           -------
   Total shareholders' equity                        84,912            82,359
                                                    -------           -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 100,807        $   98,695

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.




                                 SUPERTEX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)

                                                     Six months Ended
CASH FLOWS FROM OPERATING ACTIVITIES        September 30,       September 30,
                                                2001                2000

Net income                                   $   2,259          $    6,602
  Non-cash adjustments to net income:
     Depreciation and amortization               1,801               2,531
     Provision for doubtful accounts
     and sales returns                             405               1,211
     Provision for excess
     and obsolete inventories                       58                 277
     Gain on sale of long-term investments        (127)               (628)
     Changes in operating assets and liabilities:
         Accounts receivable                       857              (4,545)
         Inventories                                35                 184
         Prepaid expenses and other assets         178                (880)
         Trade accounts payable
         and accrued expenses                   (1,435)              2,170
         Income taxes payable                      390               1,919
         Deferred revenue                          604                 371
                                                 -----               -----
  Total adjustments                              2,766               2,610
                                                 -----               -----
  Net cash provided by operating activities      5,025               9,212

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment      (1,724)             (3,659)
Proceeds from disposal of assets                                       717
Purchases of short-term investments                --               28,228
Proceeds from maturities of investments            --              (16,636)
Sales (purchases) of long-term investments         627              (1,000)
Net cash provided by (used in)
   investing activities                         (1,097)              7,650

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock options exercised                          610                 928
  Repurchase of stock                             (316)               	--
Net cash provided by financing activities          294                 928
                                                ------              ------
NET INCREASE IN CASH AND CASH EQUIVALENTS        4,222              17,790
CASH AND CASH EQUIVALENTS:
     Beginning of period                        44,282              22,584
                                                ------              ------
     End of period                          $   48,504          $   40,374

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.




                                SUPERTEX, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                        Note 1 - Basis of Presentation

In the opinion of management, the unaudited condensed consolidated financial statements for the quarters ended September 30, 2001 and 2000 include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the consolidated financial condition, results of operations, and cash flows for those periods in accordance with accounting principles generally accepted in the United States of America.

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

Note 2 - Inventories

Inventories consisted of (in thousands):
                                        September 30, 2001      March 31, 2001
Raw materials...........................  $   1,420                $   1,662
Work-in-process.........................      9,985                    9,281
Finished goods..........................      2,890                    3,445
                                            -------                  -------
                                           $ 14,295                 $ 14,388
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



                                        Three-months Ended,   Six-months Ended
                                           September 30,        September 30,
                                        2001       2000       2001        2000
BASIC:
Net income                             $ 1,133   $ 3,503    $ 2,259    $ 6,602
Weighted average shares
outstanding for the period              12,417    12,342     12,414     12,309
Net income per share                   $  0.09   $  0.28    $  0.18    $  0.54

DILUTED:
Net income                             $ 1,133   $ 3,503    $ 2,259    $ 6,602
Weighted average shares
outstanding for the period              12,417    12,342     12,414     12,309
Dilutive effect of stock options           225       825        214        807
                                        ------    ------     ------     ------
Total                                   12,642    13,167     12,628     13,116
Net income per share                   $  0.09   $  0.27    $  0.18    $  0.50

Note 4 - Recent Accounting Pronouncements

Recent Accounting Pronouncements In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
No. 133, ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS
No. 133 is effective for fiscal years beginning after June 15, 2000. Earlier application is allowed as of the beginning of any quarter beginning after issuance. The Company adopted SFAS No. 133 effective April 1, 2001. The adoption of SFAS 133 did not have a material impact on the Company's financial position or results of operations.

In July 2001, FASB issued FASB Statements Nos. 141 and 142 (FAS 141 and
FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.
FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company expects to adopt FAS 142 effective April 1, 2002. The Company has determined that the adoption of FAS 142 will not have a material impact on its results of operations and financial position.

In June 2001, the FASB issued FASB Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 requires that the fair value of a liability for an asset retirement obligation be realized in the period which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt FAS 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. The Company has not yet determined the impact this standard will have on its financial position and results of operations, although it does not anticipate that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued FASB Statement No. 144 (FAS 144). "Accounting for the Impairment or Disposal of Long-lived Assets". FAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, but early adoption is encouraged. The Company has not yet determined the impact this standard will have on its financial position and results of operations, although it does not anticipate that the adoption of this standard will have a material impact on the Company's financial position or results of operations.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Net Sales Net sales for the quarter ended September 30, 2001 were $14,243,000, a 37% decrease compared to $22,512,000 for the same quarter last year. Net sales for the six months ended September 30, 2001 were $29,324,000, a 35% decrease compared to $44,815,000 for the same period of the prior fiscal year. Sales for the second quarter were adversely affected by the decline in the telecommunications infrastructure spending and general economic slowdown with weakness in all the markets we serve. Many of our customers reduced their demands for our component products as they face slower customer orders and rising inventory levels.

As a percentage of total sales for the quarter ended September 30, 2001, sales to customers in the medical electronics, imaging, and telecommunications markets represented 38%, 30%, and 22% of total sales, respectively, compared to 38%, 26% and 25% of total sales for the quarter ended September 30, 2000. Sales to customers in other markets for the quarter ended September 30, 2001 was 10% of total sales, compared to 11% of the same period of last fiscal year.

Approximately 27% of the Company's net sales for the quarter ended
September 30, 2001 and 28% for the six-month period ended September 30, 2001 were derived from international customers as compared to 41% and 40% of the same periods of last year. The decrease in international sales resulted from decreased shipments to our customers in Asia and Europe primarily due to the sharp decline of orders from contract manufacturers in Asia and the lack of telecommunications infrastructure spending.

Gross Profit As a percent of sales, the Company's gross profit was 40% for the three-month and six-month periods ended September 30, 2001 compared with 42% and 41% for the respective periods in the prior fiscal year. Rigorous cost reduction measures allowed the Company to quickly lower manufacturing expenditures to adjust to a much lower sales level thereby retaining the gross profit percentage to sales.

Research and Development Research and development (R&D) expense increased 8% to $2,706,000 for the quarter ended September 30, 2001 as compared to $2,512,000 for the same quarter of the prior fiscal year. For the six months ended September 30, 2001, research and development increased 21% to $5,976,000 from $4,942,000 for the same period last year. The increase in R&D expense in absolute dollars as well as in percentage of sales is primarily due to the Company's continued development efforts in new integrated circuits (ICs) to drive the optical micro-electro-mechanical systems (MEMS) and in network power interface circuits to drive photonic and gigabit Ethernet modules and voice
over Internet Protocol (VoIP) telephone systems.   The increase in R&D
expenses in the three and six-month periods ended September 30, 2001 included labor costs for additional headcount, rent, purchases of mask toolings, and data processing costs to support new product development activities in our design centers.

Selling, General and Administrative Selling, general and administrative expense (SG&A) was $1,905,000 or 13% of net sales for the quarter ended September 30, 2001 as compared with $2,920,000 or 13% of net sales in the same quarter of the prior fiscal year. For the six months ended
September 30, 2001, selling, general and administrative expense was $3,721,000 or 13% of net sales compared to $5,200,000 or 12% for the same period of the prior fiscal year. In absolute dollars, SG&A expenditures for the three-month period decreased by 35% when compared to the same period in the prior fiscal year primarily due to a reduction in sales commissions of $184,000 attributed to a declining sales, a drop in provision for bad debts of $296,000 and a decrease in labor costs and related benefits of $420,000 due to a reduction in headcount. For the six-month period, the reduction in SG&A dollar expenditures when compared to the same period in the prior fiscal year was due to a reduction in sales commissions of $340,000, a reduction in the provision for bad debts of $606,000, and a decrease in labor costs and related benefits of $322,000 due to a reduction in headcount.

Income from Operations Income from operations was $1,127,000, or 8% of net sales for the quarter ended September 30, 2001 compared to $4,062,000, or 18% of net sales for the quarter ended September 30, 2000. For the six months ended September 30, 2001, income from operations was $1,931,000 or 7% of net sales, compared to $8,266,000 or 18% of net sales for the same period of the prior fiscal year. The decrease in operating income as a percentage of sales is attributable to the increase in research and development expense at a time of declining sales.

Interest and Other Income Interest and other income, net for the three-month and six-month periods ended September 30, 2001, were $589,000 and $1,492,000, respectively. For the three-month and six-month periods ended September 30, 2000, interest and other income were $1,246,000 and $1,737,000, respectively. The decrease in other income compared with the same period of prior fiscal year is primarily due to a decrease in proceeds from disposal of surplus equipment and lower yields on cash deposit accounts.

Provision for Income Taxes The Company's effective tax rate for the three months ended September 30, 2001 remained unchanged at 34%.

Liquidity and Capital Resources On September 30, 2001, the Company had $48,504,000 in cash and cash equivalents, compared with $44,282,000 on March 31, 2001. This increase is due primarily to a positive cash flow from operating activities of $5,025,000 consisting principally of net income of $2,259,000 and non-cash charges for depreciation and amortization of $1,801,000. Factors affecting cash flow from operating activities include
(a) a decrease in accounts receivable of $857,000 with a corresponding reduction in the provision for doubtful accounts and sales return of $405,000 largely due to lower sales; (b) an increase in deferred revenue of $604,000, of which $425,000 is derived from a technology licensing agreement; and (c) a decrease in accounts payable and other accrued items of $1,435,000 due to a decrease in purchasing activities.


Net cash used in investing activities during the six-month period was $1,097,000 of which $1,724,000 was used to purchase equipment for the wafer fab and testing operations offset in part by $627,000 provided by the proceeds from the sale of long-term investments in Galleon New Media Funds.

Net cash provided by financing activities for the six-month period was $294,000 generated by proceeds from the issuance of common stock through the exercise of employee stock options of $226,000, and by proceeds from the issuance of common stock through the Employee Stock Purchase Plan of $384,000. This amount was offset by our repurchase of 25,000 shares of common stock for $316,000 as authorized by the Company's Stock Repurchase Program.

The Company anticipates that available funds and expected cash to be generated from operations will be sufficient to meet cash and working capital requirements through at least the next twelve months.

Item 2. - Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risk.

Interest Rate Sensitivity The Company is exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities. The Company has no holdings of derivative or commodity instruments. The fair value of the Company's investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. As of September 30,2001, the Company maintained its funds primarily in money market funds and it plans to continue to invest a significant portion of its existing cash in interest bearing money market funds and other short-term debt securities with maturities of less than a year.


PART II  -  OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders
The Company's Annual Shareholders' Meeting was held on August 17, 2001 at 10:00 a.m., at which the following matters were acted upon:

                                                    Votes Withheld/   Broker
Matter Acted Upon          Votes For  Votes Against   Abstentions    Non-Votes
1. Election of Directors

       Benedict Choy       11,012,937      0             906,922         0
       Henry C. Pao        11,039,682      0             880,177         0
       Richard Siegel      11,216,221      0             703,638         0
       W. Mark Loveless    11,422,756      0             497,103         0
       Elliott Schlam      11,422,392      0             497,467         0
       Milton Feng         11,422,392      0             497,467         0

2. Approval of the adoption of the 2001 Stock Option Plan and the reservation of 2,000,000 shares of common stock.
                            7,487,709   2,304,866         21,090     2,106,194

3. Ratification of the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending
March 30, 2002.

                           11,904,366    8,825             6,668         0



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


SUPERTEX, INC.
(Registrant)

Date: October 22, 2001



                               By: /s/ Henry C. Pao
                                   Henry C. Pao, Ph.D.
                                   President
                                  (Principal Executive and Financial Officer)