Form 10-Q
period 2001-12-31
SUPERTEX INC
filed 2002-02-14
CIK 730000

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-Q


(MARK ONE)
(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the quarterly period ended December 31, 2001

                                   or

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

The total number of shares outstanding of the Registrant's common stock as of January 28, 2002 were 12,464,059


                          Total number of pages:  11


                                SUPERTEX, INC.
			QUARTERLY REPORT - FORM 10Q


Table of Contents                                                   Page No.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        Condensed Consolidated Statements of Income.......................3
        Condensed Consolidated Balance Sheets.............................4
        Condensed Consolidated Statements of Cash Flows...................5
        Notes to Condensed Consolidated Financial Statements..............6
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................8
Item 3. Quantitative and Qualitative Disclosures
        About Market Risk and Interest Rate Risk.........................10

PART II- OTHER INFORMATION

Item 1. Legal Proceedings................................................10
Item 2. Changes in Securities and Use of Proceeds........................10
Item 3. Defaults Upon Senior Securities..................................10
Item 4. Submission of Matters to a Vote of Security Holders..............11
Item 5. Other Information................................................11
Item 6. Exhibits and Reports on Form 8-K.................................11

Signatures...............................................................11


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                SUPERTEX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                   (in thousands, except per share amounts)



                                      Three-months Ended,   Nine-months Ended,
                                            December 31,        December 31,
                                         2001      2000       2001      2000
Net sales                             $ 14,062  $ 20,209   $ 43,386  $ 65,025
Cost and expenses:                    --------  --------   --------  --------
   Cost of sales                         7,955    11,800     25,651    38,208
   Research and development              2,581     3,054      8,558     7,996
   Selling, general and administrative   1,803     2,568      5,523     7,768
                                      --------  --------   --------  --------
       Total costs and expenses         12,339    17,422     39,732    53,972
                                      --------  --------   --------  --------
Income from operations                   1,723     2,787      3,654    11,053
   Interest income                         335       672      1,303     1,786
   Other income (expense), net             (46)     (160)       478       464
                                      --------  --------   --------  --------
       Income before provision for
       income taxes                      2,012     3,299      5,435    13,303
Provision for income taxes                 684     1,122      1,848     4,523
                                      --------  --------   --------  --------
Net income                            $  1,328  $  2,177   $  3,587  $  8,780

Net income per share:
   Basic                              $   0.11  $   0.18   $   0.29  $   0.71
   Diluted                            $   0.10  $   0.17   $   0.28  $   0.67
Shares used in per share computation:
   Basic                                12,445    12,386     12,424    12,335
   Diluted                              12,796    13,041     12,678    13,091


See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

                                SUPERTEX, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                      December 31,   March 31,
                                                          2001         2001
ASSETS

Current assets:
  Cash and cash equivalents                            $  48,650    $  44,282
  Trade accounts receivable, net of
  allowance of  $1,710 and $2,412                         11,183       13,536
  Inventories                                             15,011       14,388
  Prepaid expenses and other current assets                1,061        1,404
  Deferred income taxes                                    4,388        4,388
                                                       ---------    ---------
    Total current assets                                  80,293       77,998
Property, plant and equipment, net                        17,111       15,200
Intangible and other assets, net                           1,866        2,499
Deferred income taxes                                      2,998        2,998
                                                       ---------    ---------
TOTAL ASSETS                                           $ 102,268    $  98,695



LIABILITIES

Current liabilities:
  Trade accounts payable                               $   5,499    $   6,659
  Accrued salaries, wages and employee benefits            6,000        7,173
  Other accrued liabilities                                  594          645
  Deferred revenue                                         1,828        1,262
  Income taxes payable                                     1,702          597
                                                       ---------    ---------
    Total current liabilities                             15,623       16,336


SHAREHOLDERS' EQUITY
  Preferred stock, no par value
  - 10,000 shares authorized, none outstanding                --           --
  Common stock, no par value - 30,000 shares authorized;
  issued and outstanding 12,460 and 12,394 shares         26,278       25,318
  Retained earnings                                       60,367       57,041
                                                       ---------    ---------
  Total shareholders' equity                              86,645       82,359
                                                       ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 102,268    $  98,695


See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.



                                SUPERTEX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)

                                                        Nine months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                December 31,  December 31,
                                                         2001         2000
  Net income                                           $  3,587     $  8,780
  Non-cash adjustments to net income:
    Depreciation and amortization                         2,927        3,868
    Provision for doubtful accounts and sales returns     1,005        1,683
    Provision for excess and obsolete inventories           901          277
    Loss (gain) on disposal of assets                        12         (776)
    Gain on sale of long-term investments                  (127)          --
    Changes in operating assets and liabilities:
        Accounts receivable                               1,348       (3,661)
        Inventories                                      (1,524)         865
        Prepaid expenses and other assets                   315       (1,317)
        Trade accounts payable and accrued expenses      (2,384)         519
        Income taxes payable                              1,105        1,157
        Deferred revenue                                    566          289
                                                       --------     --------
           Total adjustments                              4,144        2,902
                                                       --------     --------
  Net cash provided by operating activities               7,731       11,682

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment             (4,838)      (4,888)
  Proceeds from disposal of assets                          149          961
  Purchases of short-term investments                        --      (39,276)
  Proceeds from maturities of investments                    --       28,228
  Sales (purchases) of long-term investments                627       (1,750)
                                                       --------     --------
  Net cash used in investing activities                  (4,062)     (16,725)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock options exercised                                 1,014        1,123
  Repurchase of stock                                      (315)          --
                                                       --------     --------
  Net cash provided by financing activities                 699        1,123

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS       4,368       (3,920)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                    44,282       22,584
                                                       --------     --------
  End of period                                        $ 48,650     $ 18,664


See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.


                                SUPERTEX, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)


Note 1 - Basis of Presentation

In the opinion of management, the unaudited condensed consolidated financial statements for the quarters ended December 31, 2001 and 2000 include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the consolidated financial condition, results of operations, and cash flows for those periods in accordance with accounting principles generally accepted in the United States of America.

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

During the three months ended December 31, 2001, gross profit was favorably affected by a credit of approximately $648,000 to cost of sales for the reduction of an accrual related to miscellaneous vendor commitments, however, it was adversely affected by one-time charges of approximately $472,000 associated with the move of our production test operations from California to Hong Kong.


Note 2 - Inventories

Inventories consisted of (in thousands):
                                        December 31, 2001     March 31, 2001
Raw materials..........................   $   1,485           $   1,662
Work-in-process........................      10,687               9,281
Finished goods.........................       2,839               3,445
                                          ---------           ---------
                                          $  15,011           $  14,388

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


                                      Three-months Ended    Nine-months Ended
                                         December 31,          December 31,
                                           2001      2000      2001    2000
BASIC:
Net income                              $ 1,328   $ 2,177    $ 3,587  $ 8,780
Weighted average shares outstanding
for the period                           12,445    12,386     12,424   12,335
                                        -------   -------    -------  -------
Net income per share                    $  0.11   $  0.18    $  0.29  $  0.71


DILUTED:
Net income                              $ 1,328   $ 2,177    $ 3,587  $ 8,780
Weighted average shares outstanding
for the period                           12,445    12,386     12,424   12,335
Dilutive effect of stock options            351       655        254      756
                                        -------   -------    -------  -------
Total                                    12,796    13,041     12,678   13,091
                                        -------   -------    -------  -------
Net income per share                    $  0.10   $  0.17    $  0.28  $  0.67


Note 4 - Recent Accounting Pronouncements

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

Overview

Supertex designs, develops, manufactures, and markets high voltage analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We supply standard and custom high voltage interface products primarily for use in the telecommunications, imaging, and medical electronics markets. We also provide wafer foundry services for the manufacture of integrated circuits for customers using customer-owned designs and mask toolings.

Results of Operations

Net Sales Net sales for the quarter ended December 31, 2001 were $14,062,000, a 30% decrease compared to $20,209,000 for the same quarter last year. Net sales for the nine months ended December 31, 2001 were $43,386,000, a 33% decrease compared to $65,025,000 for the same period of the prior fiscal year. Sales for the third quarter were adversely affected by the decline in the telecommunications infrastructure spending and general economic slowdown with weakness in all the markets we serve. Many of our customers reduced their demand for our products as they face lower customer orders and higher inventory.

As a percentage of total sales for the quarter ended December 31, 2001, sales to customers in the medical electronics, imaging, and telecommunications markets represented 44%, 27%, and 21% of total sales, respectively, compared to 37%, 24% and 28% of total sales for the quarter ended December 31, 2000. Sales to customers in other markets for the quarter ended December 31, 2001 was 9% of total sales, compared to 11% of the same period of last year.

Approximately 34% of the Company's net sales for the quarter ended December 31, 2001 and 30% for the nine-month period ended December 31, 2001 were derived from international customers as compared to 38% and 40% of the same periods of last year. The decrease in international sales resulted from decreased shipments to our customers in Asia and Europe primarily due to the sharp decline of orders from contract manufacturers in Asia and telecommunications infrastructure customers in Europe.

Gross Profit As a percent of sales, the Company's gross margin were 43% and 41% for the three-month and nine-month periods ended December 31, 2001, respectively, compared with 42% and 41% for the respective periods in the prior fiscal year. Rigorous cost reduction measures allowed the Company to quickly lower manufacturing expenditures to adjust to a much lower sales level thereby improving the gross profit percentage to sales. Several cost reduction measures were implemented, including the move of our production test operations from Sunnyvale, CA to Hong Kong, which is near completion. Gross profit was adversely affected by one-time charges associated with this move of approximately $472,000, consisting of approximately $65,000 for severance pay, $55,000 for equipment and product freight costs, and $352,000 for closure and startup costs which were expensed as incurred during the quarter ended December 31, 2001. This was offset by a credit of approximately $648,000 resulting from the reduction of an accrual related to miscellaneous vendor commitments.

Research and Development (R&D) R&D expense decreased 15% to $2,581,000 for the quarter ended December 31, 2001 as compared to $3,054,000 for the same quarter of the prior year. The dollar decrease in R&D expense for the quarter ended December 31, 2001 is partly due to many new products being transferred to production status during the quarter.

For the nine months ended December 31, 2001, research and development increased 7% to $8,558,000 from $7,996,000 for the same period last year. The increase in R&D expense is due to the Company's continued development efforts in new integrated circuits (ICs) to drive the optical micro-electro-mechanical systems (MEMS) and in network power interface circuits to drive photonic and gigabit Ethernet modules and voice over Internet Protocol (VoIP) telephone systems. The increase in R&D expenses included labor costs of $796,000 for additional headcount, offset by a reduction in miscellaneous expenses.


Selling, General and Administrative (SG&A) SG&A was $1,803,000 or 13% of net sales for the quarter ended December 31, 2001 as compared with $2,568,000 or 13% of net sales in the same quarter of the prior year. For the nine months ended December 31, 2001, SG&A expense was $5,523,000 or 13% of net sales compared to $7,768,000 or 12% for the same period of the prior year. In absolute dollars, SG&A expense for the quarter decreased by $765,000, or 30% when compared to the same period of the prior year primarily due to a reduction of sales commissions of $189,000 attributed to lower sales and a drop in bad debt expense of $360,000. For the nine-month period, the reduction in SG&A expense of $2,245,000, or 29% when compared to the same period of the prior year was mainly due to a reduction in sales commissions of $529,000, a reduction in bad debt expense of $966,000, and a decrease in labor costs and related benefits of $423,000 due to a headcount reduction.

Income from Operations Income from operations was $1,723,000, or 12% of net sales for the quarter ended December 31, 2001 compared to $2,787,000, or 14% of net sales for the quarter ended December 31, 2000. For the nine months ended December 31, 2001, income from operations was $3,654,000 or 8% of net sales, compared to $11,053,000 or 17% of net sales for the same period of the prior year. The decrease in operating income is attributable to lower sales.

Interest and Other Income Interest and other income for the three and nine-month periods ended December 31, 2001, were $289,000 and $1,781,000, respectively. For the three and nine-month periods ended December 31, 2000, interest and other income were $512,000 and $2,250,000, respectively. The decrease in interest and other income compared with the same periods of prior fiscal year is primarily attributable to lower yields on cash deposit accounts combined with lower gains from sale of surplus equipment from the consolidation of our wafer fabrication facilities.

Provision for Income Taxes The Company's effective tax rate for the three and nine-month periods ended December 31, 2001 remained unchanged at 34%.

Liquidity and Capital Resources On December 31, 2001, the Company had $48,650,000 in cash and cash equivalents, compared with $44,282,000 on March 31, 2001. This increase is due primarily to a positive cash flow from operating activities of $7,731,000 consisting principally of net income of $3,587,000 and non-cash charges for depreciation and amortization of $2,927,000. Factors affecting cash flow from operating activities include
(a) a decrease in accounts receivable of $1,348,000 with a corresponding reduction in the provision for doubtful accounts and sales returns of $1,005,000 largely due to lower sales; (b) a decrease in accounts payable and other accrued items of $2,384,000 due to a decrease in purchasing activities; (c) an increase in deferred revenue of $566,000, of which $388,000 is derived from a technology licensing agreement; and (d) an increase of 1,105,000 income tax payable.

Net cash used in investing activities during the nine-month period was $4,062,000 of which $4,838,000 was used to purchase equipment for the wafer fab and testing operations offset in part by $627,000 provided by the proceeds from the sale of long-term investments in Galleon New Media Funds.

Net cash provided by financing activities for the nine-month period was $699,000 generated by proceeds from the issuance of common stock through the exercise of employee stock options of $362,000, and by proceeds from the issuance of common stock through the Employee Stock Purchase Plan of $652,000. This amount was offset by our repurchase of 25,000 shares of common stock for $315,000 as authorized by the Company's Stock Repurchase Program.

The Company anticipates that available funds and expected cash to be generated from operations will be sufficient to meet cash and working capital requirements through at least the next twelve months.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risk.

Interest Rate Sensitivity The Company may be exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities. The Company has no holdings of derivative or commodity instruments. The fair value of the Company's investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. As of December 31,2001, the Company maintained its funds primarily in money market funds and it plans to continue to invest a significant portion of its existing cash in interest bearing money market funds and other short-term debt securities with maturities of less than a year.


PART II  -  OTHER INFORMATION

Item 1. - Legal Proceedings

        None

Item    2. - Changes in Securities and Use of Proceeds

	None

Item    3. - Defaults Upon Senior Securities

	None

Item    4. - Submission of Matters to a Vote of Security Holders

	None

Item    5. - Other Information

	None


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

Date: February 14, 2002


                               By: /s/  Henry C. Pao
                                   Henry C. Pao, Ph.D.
                                   President
                                  (Principal Executive and Financial Officer)