Form 10-K
period 2002-03-31
SUPERTEX INC
filed 2002-06-28
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-K
(MARK ONE)
(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the Fiscal Year Ended March 31, 2002
or
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 21, 2002, was $174,018,332 based on the closing price reported for such date. Shares of common stock held by officers, directors and other persons who may be deemed "affiliates" of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The total number of shares outstanding of the Registrant's common stock as of May 21, 2002, were 12,586,936.

Documents Incorporated by Reference: Part III incorporates by reference portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on August 16, 2002 (the "Proxy Statement").


                        Exhibit Index is on Page 41
                        Total number of pages is 43





                                (BLANK PAGE)





                                SUPERTEX, INC.
                          ANNUAL REPORT - FORM 10K

Table of Contents

                                                                     Page No.

                                   PART I

Item    1.      Business.................................................   1
Item    2.      Properties...............................................   6
Item    3.      Legal Proceedings........................................   6
Item    4.      Submission of Matters to a Vote of Security Holders......   7


                                   PART II

Item    5.      Market for Registrant's Common Equity and Related
                Shareholder Matters......................................   7
Item    6.      Selected Consolidated Financial Data.....................   8
Item    7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................   9
Item    7A.     Quantitative and Qualitative Disclosure about Market Risk  19
Item    8.      Financial Statements and Supplementary Data..............  19
Item    9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................  19


                                   PART III

Item    10.     Directors and Executive Officers of the Registrant.......  20
Item    11.     Executive Compensation...................................  20
Item    12.     Security Ownership of Certain Beneficial Owners and
                Management...............................................  20
Item    13.     Certain Relationships and Related Transactions...........  20


                                   PART IV

Item	14.	Exhibits, Financial Statement Schedule and Reports on
                Form 8-K.................................................  21

Signatures...............................................................  23


                                   PART I

Item 1.  Business

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates ", and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following:
(1) we believe we are a market leader, (2) our new wafer fabrication facility
(fab) will fulfill our wafer manufacturing capacity needs, (3) current backlog will be shipped in fiscal 2003, (4) our patents may have value and
may be useful for cross-licensing.   These statements are only predictions,
are not guarantees, of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in Item 7 "Factors Which
May Affect Operating Results" and elsewhere in this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Supertex, Inc. ("Supertex" or the "Company") is a technology-based producer of high voltage analog and mixed signal semiconductor components. We design, develop, manufacture, and market integrated circuits (ICs), utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. With respect to our DMOS transistor products, the Company has maintained an established position in key products for telecommunication and automatic test equipment industries. Supertex has been an industry leader in high voltage integrated circuits (HVCMOS and HVBiCMOS), which take advantage of the best features of CMOS, bipolar, and DMOS technologies and integrate them into the same chip. They are used by the flat panel display, printer, medical ultrasound imaging, telephone, telecommunications and instrumentation industries.

We market our products through direct sales personnel, independent sales representatives and distributors in the United States of America and abroad, primarily to electronic equipment manufacturers.

The Company was incorporated in California in October 1975 and conducted an initial public offering of its Common Stock in December 1983. Our executive offices are located at 1235 Bordeaux Drive, Sunnyvale, California 94089, and our principal manufacturing facilities are located in San Jose, California and in Kowloon, Hong Kong. We have three design centers, one in Sunnyvale headquarters, one in San Jose, California within our six-inch wafer fabrication facility, and one in Kowloon, Hong Kong within our production test
facility.    We maintain five direct field sales offices located in:
(1) Tallman, New York; (2) Irving, Texas; (3) The United Kingdom; (4) Germany; and (5) Taiwan as well as our new International Sales and Distribution Center in Hong Kong. The telephone number of our headquarters is (408) 744-0100.
Our mailing address is 1235 Bordeaux Drive, Sunnyvale, California 94088-3607.

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

The Telecommunications (Telecom)/Broadband Group consists of interface products used in telephone handsets, solid state relays, modems, fax, ISDN, networking, PABX, and PCMCIA cards, as well as diagnostic, curbside, set-top and central office equipment. The IC products include: hotswap controller, supervisory, power management, ringer, protection & isolated switch, Optical micro-electro-mechanical system (MEMS) driver ICs. The Imaging Group consists of interface products for flat panel displays and non-impact printers and plotters. The flat panel display product family is sold to customers using electroluminescent (EL), plasma, vacuum fluorescent, Cholesteric LCD, electrophoretic and light remitting diodes (LED) technologies. There is also a family of products for driving EL panels to back-light LCD displays in hand-held instruments, such as cellular phones, PDAs, pagers, HPCs, and meters as well as LEDs for general lighting to replace the incandescent and fluorescent lights because the new LEDs are very efficient. The printer product family is used in ink-jet and electrostatic types of printers and plotters, which are mostly high end products, with full color capability,high resolution and high-speed outputs.

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

Research and Development

Supertex incurred expenses of $11,279,000, $10,917,000, and $8,468,000 on research and development activities during fiscal years 2002, 2001, and 2000 respectively. Research and development activities in fiscal 2003 are expected to continue at the rate of over thirty new product projects per year.

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

We subcontract most of our standard component packaging and limited testing to independent assemblers, principally in Thailand and Malaysia. After assembly, packaged units are shipped back to our facilities for final product testing and quality control before shipment to customers. Although our off-shore assemblies have not experienced any serious work stoppages, the political situation in these countries can be volatile. Any prolonged work stoppage or other inability to assemble products would have a material adverse impact on our operating results although we have qualified assemblers in different countries to reduce risk. Furthermore, economic risks, such as changes in tariff or freight rates or interruptions in air transportation, could adversely affect our operating results. We also maintained a specialized assembly area at our manufacturing facilities to package engineering prototypes, to ensure high priority deliveries, and to assemble high reliability circuits required in military and other high reliability applications.

We believe that we are well-positioned to fulfill our wafer manufacturing capacity needs for the near future.

The availability of blank silicon wafers has improved considerably in the past year. Assembly packages and other raw materials we use in the manufacturing of our products are obtainable from several suppliers. Some of these materials were in short supply in prior years, but recently the supply of these materials appears to be plentiful and subject to competitive pricing pressure. However, any future shortage of supply would have a material adverse effect on our operating results. As is typical in the semiconductor industry, we must allow for lead times in ordering certain materials and services and often commit to volume purchases to obtain favorable pricing concessions and resource allocations.

Environmental Laws

Government regulations impose various environmental controls on the waste treatment and discharge of certain chemicals and gases after their use in
semiconductor processing.   We believe that our activities substantially
comply with present environmental regulations. However, increasing attention has been focused on the environmental impact of semiconductor manufacturing operations. While we have not experienced any material adverse effects on our business or financial results from our compliance with environmental regulations and installation of pollution control equipment, there can be no assurance that changes in such regulations will not necessitate our acquisition of costly equipment or other requirements in the future. We work closely with pollution experts from federal, state, and local agencies, especially from the cities of Sunnyvale and San Jose, California, to ensure that we are in compliance with present requirements.

Sales

We market our standard and custom products in the United States and abroad through our direct sales and marketing personnel in our headquarters, as well as through independent sales representatives and distributors supported by our field sales managers out of our sales offices in New York, Texas, the United Kingdom, Germany, and Taiwan. In addition we have established an international sale/distribution center in Hong Kong.

Export sales are made primarily through independent distributors to customers in Europe and Asia, and represented 31%, 38%, and 36% of net sales in fiscal years 2002, 2001, and 2000 respectively. Exports to Asia are largely to customers in Japan. Export sales are denominated only in U.S. dollars. Although export sales are subject to certain governmental commodity controls and restrictions for national security purposes, we have not had any material adverse effects on our business or financial results because of these limitations.

Microtek Inc., our primary distributor in Japan, accounted for 11%, 12%, and 12% of net sales in fiscal years 2002, 2001, and 2000, respectively. We do not have a long-term production agreement with Microtek. Normal terms and conditions of sale apply, which include a 60-day notice of cancellation and charges for work-in-process for cancellations less than 60 days from shipment. Outstanding accounts receivable from Microtek accounted for 10% of gross accounts receivable as of March 31, 2002. While we have maintained a good relationship with Microtek, Inc. for over fifteen years, a breakdown in that relationship could materially and adversely affect our business and financial results.

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

Revenue from direct product sales to end-user customers is recognized upon transfer of title and risk of loss, which is generally upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection is probable. For sales to original equipment manufacturers (OEM), we use either a binding purchase order or signed agreement as evidence of an arrangement. Sales through our distributors are evidenced by a distributor agreement governing the relationship together with binding purchase orders on a
transaction-by-transaction basis.   Provisions for estimated warranty repairs,
returns and other allowances are recorded at the time revenue is recognized. Sales to distributors are made primarily under arrangements allowing limited price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, the Company defers recognition of such sales and the related costs of sales until the merchandise is sold by distributors to their end-user customers.


Seasonality

While there may be some seasonality in some of our markets, typically weaker in the first half of any calendar year, a seasonal influence on our sales has not been identified as a consistent material trend although the telecom market was exceptionally weak in the first calendar quarter of 2002.

Backlog

Our backlog at March 31, 2002 was approximately $12,275,000 compared with $23,956,000 and $25,938,000 at March 31, 2001, and 2000, respectively. We expect that all of the current backlog will be shipped in fiscal 2003. Customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. For those reasons, we believe that backlog is not meaningful in predicting our actual net revenue for any future period.

Competition

Because of our market niches, market statistics are not generally available for many of our products. Competition in general among manufacturers of semiconductor components and discrete transistors is intense. Many of our domestic and foreign competitors have larger facilities, more financial, technical, and human resources, and more diverse product lines. Factors such as product prices, product performance, diversity of product lines, delivery capabilities, and the ability to adapt to rapid technological change in the development of new and improved products are the principal methods of competition in the industry. We believe we are a leader in certain markets for our product families where we have a technological and/or cost advantage and that we are generally competitive with respect to these factors.

Patents and Licenses

We hold numerous United States patents, which will expire between 2002 to 2018, and we have applications for additional patents pending. Although we believe that our patents may have value, there can be no assurance that our patents or any additional patents that may be obtained in the future will provide meaningful protection from competition. We believe that our success depends primarily on the experience, creative skills, technical expertise, and marketing ability of our personnel rather than on the ownership of patents. Patents may, however, be useful for cross-license purposes and have served the Company well in the past.

Supertex is not aware that any of its products infringe on any valid patent or other proprietary rights of third parties but it cannot be certain that they do not do so. If infringement is alleged, there can be no assurance that the necessary licenses could be obtained, or if obtained, would be on terms or conditions that would not have a material adverse effect on the Company.

Employees

At March 31, 2002, we had 394 full time employees primarily located in Northern California and Kowloon, Hong Kong. Many of our employees are highly skilled, and we believe our continued growth and success will depend in part on our ability to attract and retain such employees. At times, like other semiconductor manufacturers, we experienced difficulty in hiring and retaining sufficient numbers of skilled personnel, especially experienced analog integrated circuit designers.

We believe that the compensation, benefits, and incentives offered to our employees are competitive with those generally offered throughout the semiconductor industry. There are no collective bargaining agreements between us and our employees, and there has been no work stoppage due to labor difficulties. The Company considers its employee relations to be good.


Executive Officers of the Company

Name                    Position with the Company           Age  Officer Since
------------------------------------------------------------------------------
Henry C. Pao            President, Principal Executive and   64     1976
                        Financial Officer
Richard E. Siegel       Executive Vice President             56     1982
Benedict C. K. Choy     Senior Vice President, Technology    56     1976
                        Development, and Secretary
Dennis E. Kramer        Vice President, Materials            60     1996
William P. Ingram       Vice President, Wafer Fab Operations 54     1999
Franklin Gonzalez       Vice President, Process Technology   51     1999
Michael Lee             Vice President, I.C. Design          47     1999
Dilip Kapur             Vice President, Standard Products    53     2000
William Petersen        Vice President, Worldwide Sales      49     2001
David Schie             Vice President, Telecom and          30     2001
                        Broadband Products

Officers appointed by the Board of Directors serve at the discretion of the Board. There is no family relationship between any directors or executive officers of the Company.

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

William Petersen first joined Supertex in 1984 as Sales Manager for the Central Region of the United States. From 1990 through 1994, he was the Company's National Sales Manager, overseeing sales operations throughout the United States. Mr. Petersen re-joined Supertex in September 1999 as Director of Sales. He was promoted to Vice President of Worldwide Sales in April 2001. Prior to working at Supertex, he worked at Siemens as Central Area Manager from 1980-1984. Mr. Petersen attended the University of Iowa.

David C. Schie joined Supertex in 2000 and was promoted to Vice President Telecom & Broadband Products in August 2001. He was a founder of various companies including the ESG group of companies and Linear Dimensions Semiconductor. Mr. Schie holds various patents or patents pending in areas including PWM, supervisory & biasing ICs and power management ICs. He was trained at the University of Toronto in Analog IC Design.

Item 2.  Properties

We lease a building at 71 Vista Montana, San Jose, California covering approximately 61,700 square feet where our six-inch submicron wafer fabrication and process engineering, and Telecom Design functions are located. Supertex is subleasing a portion of this building to a third unrelated party.

We also lease a portion of a building at 10 Sam Chuk Street, Sanpokong, Kowloon, Hong Kong. This facility covering approximately 27,850 square feet houses our back-end processing operations including: wafer sort, final test, quality control and assembly logistics as well as our Hong Kong Design Center and our International Sales and Distribution Center.

In addition, we also lease a portion of a building, covering approximately 5,600 square feet, at 1225 Bordeaux Drive, Sunnyvale, California. This building is leased from a corporation owned by a former director of the Company and is being sub-leased, essentially at cost, to Reaction Technology, our epitaxial deposition service provider. (See Note 6 of "Notes to Consolidated Financial Statements" and Item 13.)

We own our corporate headquarters, a facility of approximately 42,000 square feet at 1235 Bordeaux Drive, Sunnyvale, California, which houses the executive offices, sales and marketing, product engineering, R&D, prototype and hi-rel assembly, quality control, production control, corporate financial and administrative staff.

We believe that our existing facilities and equipment are well maintained and are in good operating condition.

Item 3.  Legal Proceedings

Supertex is not currently a part of any material legal proceedings. However, it may be involved from time to time in various legal actions arising in the ordinary course of business.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.


                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

The following table sets forth the range of high and low closing sale prices reported on The Nasdaq Stock Market under the symbol SUPX for the periods indicated.

	                     Fiscal Years Ended March 31,
                              2002                     2001
                         High        Low          High        Low
First Quarter         $ 18 1/4    $ 11 3/16    $ 50 3/4    $ 23 1/4
Second Quarter          17 13/16    12           53 1/4      33 5/16
Third Quarter           19 3/4      15 1/4       49 1/8      19 7/16
Fourth Quarter          23 3/4      18           20 13/16    11 7/8

On May 21, 2002, the last reported sale price was $19.27 per share. There were approximately 3,185 shareholders of record of common stock on May 21, 2002. We have not paid cash dividends on our common stock in fiscal years 2002 and 2001, and the Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans:

	Employee Stock Purchase Plan -- The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the "ESPP") and the reservation of shares of common stock for issuance under this Plan at the August 18, 2000 annual shareholder meeting.
        The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of the Company's fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by the Board of Directors. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company's common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six month offering period, whichever is lower. An eligible employee may purchase no more than 500 shares during any calendar year. For fiscal year 2002, there were 45,239 shares of the Company's common stock that were issued under the ESPP. There were no shares issued under the ESPP for the year ended March 31, 2001. There are 454,761 shares available for future issuance under the ESPP at the end of fiscal year 2002.

	Stock Option Plans - The 1991 Stock Option Plan (the Option Plan) provides for granting incentive stock options to employees, and non-statutory stock options to employees and consultants. Terms for exercising options are determined by the Board of Directors, and options expire at the earlier of the term provided in the Notice of Grant or upon termination of employment or consulting relationship. The 1991 Plan expired in June 2001, thus there were no options available for grant under this Option Plan.

	A total of 2,825,715 shares of the Company's common stock were reserved for issuance under the 1991 Plan. At the end of fiscal year 2002, there are 1,484,660 shares to be issued upon exercise of outstanding options under the 1991 Plan at a weighted average exercise price of $17.19. Options granted under the Plan are granted at the fair market value of the Company's common stock on the date of grant and generally expire 7 years from the date of grant or at termination of service, whichever occurs first. The options generally are exercisable beginning one year from date of grant and generally vest over a five-year period.

	Our shareholders approved the adoption of the 2001 Stock Option Plan (the "2001 Plan") and the reservation of 2,000,000 shares of common stock for issuance under 2001 Plan at the August 17, 2001 annual meeting of shareholders. Terms for exercising options and vesting schedules are similar to the 1991 Plan. At the end of fiscal year 2002, there are 127,300 shares to be issued upon exercise of outstanding options under the 2001 Plan at a weighted average exercise price of $17.65 and there are 1,872,700 shares remaining available for issuance.

        We have no equity compensation plans that were not previously approved by our shareholders.

Item 6.  Selected Consolidated Financial Data

The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                           Fiscal Years Ended March 31,
                                     2002    2001     2000     1999     1998
                                                 (in thousands)
Balance Sheet Data:
  Working capital ............... $ 67,333  $61,662  $52,950  $41,650  $44,868
  Total assets    ............... $103,380  $98,695  $86,623  $74,589  $66,629
  Shareholders' equity    ....... $ 88,096  $82,359  $72,269  $62,680  $57,217
  Cash and cash equivalents and
         short-term investments.. $ 52,492  $44,282  $34,176  $28,397  $31,512
  Total current assets........... $ 82,617  $77,998  $67,304  $53,559  $54,280
  Total current liabilities...... $ 15,284  $16,336  $14,354  $11,909  $ 9,412



                                           Fiscal Years Ended March 31,
                                     2002    2001     2000    1999    1998
                                    (in thousands, except per share amounts)
Statement of Income Data:
Net sales                         $56,195  $81,455  $70,838  $50,721  $52,706
Costs and expenses:
  Costs of sales.............      33,700   48,790   44,976   28,867   28,709
  Research and development...      11,279   10,917    8,468    7,195    5,582
  Selling, general and
        administrative.......       7,939   10,806    6,980    6,860    6,724
  Write-off of acquired in
  process Technology.........          --      --        --    2,506       --
                                  -------  -------  -------  -------  -------
Income from operations.......       3,277   10,942   10,414    5,293   11,691
Other income:
  Interest income............       1,538    2,466    1,978    1,981    1,666
  Other income (loss), net...       1,037   (1,153)     257    (130)        2

                                  -------  -------  -------  -------  -------
Income before provision for
income taxes.................       5,852   12,255   12,649    7,144   13,359
Provision for income taxes          1,990    4,167    4,174    1,810    4,542
                                  -------  -------  -------  -------  -------
        Net income                $ 3,862  $ 8,088  $ 8,475  $ 5,334  $ 8,817

Net income per share:
        Basic................     $  0.31  $  0.65  $  0.70  $  0.44  $  0.73
        Diluted..............     $  0.30  $  0.62  $  0.68  $  0.44  $  0.71

Shares used in per share computation:
        Basic................      12,443   12,351  12,126    12,077   12,074
        Diluted..............      12,748   12,990  12,519    12,225   12,380

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates ", and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following:
(1) we believe we are a market leader, (2) our new fab will fulfill our wafer manufacturing capacity needs, (3) current backlog will be shipped in fiscal 2003, (4) our patents may have value and may be useful for
cross-licensing.   These statements are only predictions, are not guarantees, of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially form those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described below in "Factors Which May Affect Operating Results" and elsewhere in this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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


Factors Which May Affect Operating Results

Semiconductor companies as a group are subject to many similar risks. These include the risks that (1) the demand for semiconductors decreases as the industry has historically been very cyclical, (2) there are shortages of raw materials and/or fab capacity, or (3) there are changes in underlying circuit or process technology or fab technology. Other factors that could affect our future results include whether we can generate new bookings from both new and current products; general economic conditions, both in the United States and foreign markets, and economic conditions specific to the semiconductor industry; risks associated with customer concentration; our ability to introduce new products, to enhance existing products, and to meet the continually changing requirements of our customers; our ability to maintain and enhance relationships with our assembly and test subcontractors and independent distributors and sales representatives; and whether we can
manufacture efficiently and control costs.   In addition, we are subject to
the below-described risks, which are specific to us and our business:

* We have focused our product offerings primarily on niche markets which leverage our capabilities and which we believe we have dominance. We attempt to choose markets which are sizable enough to be worth pursuing but which are not large enough to attract fierce competition. These markets could grow enough to attract increased competition or else competitors could enter due to happenstance or downturns elsewhere. In addition, these niches might be more susceptible to shrinkage than more diverse markets, due to their concentration on a few product offerings.
* We are dependent upon one fab which we own and operate. We would be susceptible were this fab to be unable to meet our needs, for example, were this fab to become obsolete due to process technology changes, or to be damaged, for example by fire or earthquake. We could encounter difficulties in operating our fab, such as contaminants in the air or defects in equipment, which could affect yields and production.
* We have several competitors which are substantially larger and could bring to bear substantially more resources in our niche markets. We have been able to maintain profitable margins in part because of our dominance of most of our niche markets.  Increased competition could cause our margins to decrease.
* Henry Pao, a director of and the President and CEO of the Company, along with Mr. Pao's father and brother, collectively own greater than 26% of our outstanding stock. They have no agreement among themselves to act together with respect to the Company or their stockholdings. Were they to act in concert, they would be our largest shareholder and would have an ability to elect one or more directors, to direct management, and to delay or prevent a change in control.
* We sell a substantial amount of our products internationally.   Problems
with foreign economies or wars, or changes in the exchange rate, could adversely affect our foreign sales.
* We depend upon one customer, Microtek, for approximately 11% of our fiscal year 2002 sales. Microtek is our primary distributor in Japan with at least twenty end-user customers. Most of our customers can typically cancel or reschedule orders without penalty so decreased demand for our products could translate into rapid decreases in sales volume.
* We are very dependent upon continued innovation of our engineers. The competition for engineers with relevant experience is extremely intense in the Silicon Valley, where most of our engineers are located. We must compete in terms of salary, benefits, and working conditions with many start-ups which can offer more equity. We have an IC Design Center in Hong Kong where competition is not as intense.
* We are dependent upon several key persons for management and engineering expertise. Their loss would be detrimental to us.

The following discussion should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Selected Consolidated Financial Data" included elsewhere in this Form 10-K.

The following table sets forth items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

                                              Fiscal Years Ended March 31,
                                              2002        2001        2000
Net sales.................................   100.0 %     100.0 %     100.0 %
Costs of sales............................    60.0        59.9        63.5
Research and development..................    20.1        13.4        11.9
Selling, general and administrative.......    14.1        13.3         9.9
Income from operations....................     5.8        13.4        14.7
Other income
Interest income...........................     2.7         3.0         2.8
Other income (expense), net...............     1.8        (1.4)        0.4
Income before provision for income taxes..    10.4        15.0        17.9
Provision for income taxes ...............     3.5         5.1         5.9
Net income................................     6.9 %       9.9 %      12.0 %

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to our revenues, product returns, bad debts, inventories, investments, asset impairments, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed and determinable, no significant obligations remain and collection of the resulting receivable is reasonably assured. For sales to original equipment manufacturers (OEM), we use either a binding purchase order or signed agreement as evidence of an arrangement. Sales through our distributors are evidenced by a distributor agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Sales to our distributors are made primarily under arrangements allowing limited rights of return, limited price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, we defer the recognition of such sales and the related costs of sales until our distributors have sold the merchandise to their end-user customers. Our deferred revenue also includes customer advances under licensing agreements. We recognize deferred license revenue ratably over the term of the contract.

Sales Returns and Other Allowance

We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. We base these estimates on historical experience, analysis of outstanding Return Material Authorization (RMA) and Allowance Authorization (AA) data and any other form of notification we receive of pending returns. We continuously monitor and track product returns and in circumstances where we are aware of specific customer return or allowance which is over and above normal historical sales returns, we record a specific allowance against the amounts due to reduce our net receivable for such customer. While our sales returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, a minimum allowance is established for all customers based on a percentage applied to outstanding accounts receivable. This percentage is based on our historical collection and write-off experience. Second, we evaluate specific accounts where we have information that a specific customer may have an inability to meet its financial obligations (bankruptcy, etc.) to us. In these cases, significant management judgments and estimates must be made, based on the best available facts and circumstances. We record a specific allowance for that customer against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation

Our inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value and include high technology parts and components that are specialized in nature and subject to rapid technological obsolescence. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventories on hand in excess of forecasted demand are not valued. In addition, we write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of our standard manufacturing cost or market value. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence when estimating amounts required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

Accounting for Investments and Consolidation

Our long-term investments include direct investments in privately held companies that are not publicly traded, and, therefore, no established market for their securities exists. We have a policy in place to review the fair value of these investments on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve and the related write down is recorded as an investment loss on our consolidated statements of income. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than temporary. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. In addition, adverse operating results of underlying long-term investments could result in additional other-than-temporary losses in future periods.

Impairment of Long-Lived Assets

We routinely consider whether indicators of impairment of long-lived assets are present. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the asset then becomes the asset's new carrying value, which we depreciate or amortize over the remaining estimated useful life of the asset where appropriate. We may incur impairment losses in future periods if factors influencing our estimates change.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We evaluate the realizability of the deferred tax assets annually. We have determined that no valuation allowance is required because, although realization is not assured, the Company has sufficient taxable income in carryback years to absorb items deductible in the future for federal tax purposes and anticipates that its estimated future taxable income will allow the deferred tax asset for state tax purposes to be fully realized in future years. The amount of the deferred tax asset that is realizablecould be reduced in the near term if actual results differ significantly from estimates of future taxable income.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page 29 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Recent Developments

During fiscal 2002, we continued to experience a slowing of demand for our products. Our sales continued to be affected by the general slowdown in the economy and in particular the abrupt business deceleration at our telecom equipment customers. We are hopeful that as the economy recovers in the coming quarters, these problems may be resolved.

During the year, we maintained the same level of R&D investments despite our lower sales. Nevertheless, we generated positive cash flow despite significant capital expenditures for our wafer fabrication facility (fab) upgrades and for our production test operation, which was moved from Sunnyvale, California to Hong Kong during fiscal 2002. We have been s uccessful in controlling costs and have remained profitable and cashflow positive even though sales have dropped significantly and our fab has been running at about 50% capacity.

Results of Operations

Fiscal 2002 vs. Fiscal 2001

Net Sales We had net sales of $56,195,000 in fiscal 2002, a decrease of 31% from the previous fiscal year. Overall semiconductor industry conditions were very weak during fiscal year 2002, as were all the markets we serve.
In fiscal 2002, our telecommunications products were adversely affected by the decline in the telecommunications industry's infrastructure spending.

As percentage of total sales for the year ended March 31, 2002, sales to the medical market accounted for 39% of total sales in fiscal 2002 compared to 35% in the previous year. The telecommunications market represented 22% and 27% of total sales for the fiscal year 2002 and 2001, respectively. Sales to the imaging market accounted for 29% of total sales for fiscal 2002 compared to 26% in fiscal 2001. Sales to all other markets represented 10% in fiscal 2002 and 12% in fiscal 2001. Compared to previous fiscal year on a dollar basis, sales of our medical electronics products decreased 24% to $21,835,000 from $28,620,000, sales of our telecommunications products decreased 43% to $12,378,000 from $21,851,000, and sales of our imaging products decreased 25% to $16,134,000 from $21,537,000.

In fiscal 2002, we derived approximately 31% of its net sales from customers outside the United States, primarily in Asia and Europe, compared to 38% in fiscal 2001. Dollar sales to international customers also decreased approximately 44% from $30,634,000 to $17,186,000.

Gross Margin Compared with the prior fiscal year, our gross margin as a percentage of net sales remained approximately the same at 40% for fiscal year 2002 despite a 31% drop in sales. We were able to retain the gross margin level by lowering manufacturing expenditures through rigorous cost reduction measures.

Research and Development Research and development (R&D) expenses, which include payroll and benefits, processing costs and process transfer costs, were 20% and 13% of net sales in fiscal 2002 and 2001, respectively. Dollar expenditures for research and development were $11,279,000 and $10,917,000 for fiscal 2002 and 2001, respectively. The increase in R&D expense for this year was attributed to the increase in payroll and benefit expenses due to additional headcount of $639,000 and the increase in mask tooling expenses for the new products of $240,000. During the year, we continued to increase our staff and equip our Hong Kong Design Center and the Telecom Design Group in San Jose, California.

Selling, General and Administrative Selling, general and administrative expenses, which include commissions, payroll and benefits, were 14% and 13% of net sales in fiscal 2002 and 2001, respectively. In fiscal 2002, the selling, general and administrative expenses were $7,939,000 compared to $10,806,000 for fiscal 2001. Dollar reduction in selling, general and administrative expenses was primarily due to a decrease in bad debt expense of $1,810,000, staff reduction and cutback in benefits of $486,000, and decreased commission on sales of $654,000.

Interest Income Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $1,538,000 in fiscal 2002 compared to $2,466,000 in fiscal 2001. The decline in interest income in fiscal 2002 was mostly due to lower yields on cash deposit accounts as compared to the prior year.

Other Income and expense Other income of $1,037,000 for fiscal 2002 consists primarily of a gain on sale of long-term investments of $453,000, fees charged to customers for returning products of $160,000, licensing income realized of $150,000, sublease income net of sublease expenses of $205,000. In fiscal 2001, other expense of $1,153,000 consist primarily of an impairment charge of $1,000,000 due to the uncertainty surrounding the recoverability of an investment in a start up company.

Provision for Income Taxes Income taxes for fiscal 2002 and 2001 were at 34% of income before provision for income taxes.

Fiscal 2001 vs. Fiscal 2000

Net Sales We had net sales of $81,455,000 in fiscal 2001, an increase of $10,617,000 or 15% from the previous fiscal year. The increase in the current year's net sales is primarily due to increased unit sales volume of both core and foundry products. Our core business consists of proprietary products for the telecommunications, imaging and medical electronics industries.

As percentage of total sales for the year ended March 31, 2001, sales to the medical market accounted for 35% of total sales in fiscal 2001 compared to 34% in the previous year. The telecommunications market represented 27% and 29% of total sales for the fiscal year 2001 and 2000, respectively. Sales to the imaging market accounted for 26% of total sales for fiscal 2001 compared to 23% in fiscal 2000. Sales to all other markets represented 12% in fiscal 2001 and 14% in fiscal 2000. On a dollar basis, sales of our medical electronics products increased 20% to $28,620,000, sales of our telecommunications products increased 7% to $21,851,000, and sales of our imaging products increased 31% to $21,537,000.

In fiscal 2001, we derived approximately 38% of its net sales from customers outside the United States, primarily in Asia and Europe, compared to 36% in fiscal 2000. Dollar sales to international customers also increased approximately 19%, primarily due to increase in unit sales volume to Western Europe.

Gross Margin Our gross margin as a percentage of net sales was 40% for fiscal year 2001. This compared to 37% for fiscal year 2000. The improvement in gross margin is primarily due to higher production volume in our new six-inch fab operation, with its increased economies of scale.

Research and Development Research and development (R&D) expenses, which include payroll and benefits, processing costs and process transfer costs, were 13% and 12% of net sales in fiscal 2001 and 2000, respectively. Dollar expenditures for research and development were $10,917,000 and $8,468,000 for fiscal 2001 and 2000, respectively. The increase in R&D expense for this year was attributed to the increase in payroll and benefit expense of $1,624,000 and the transfer costs of $1,536,000 relating to a) the development and re-tooling of the old mask sets of our proprietary products; and b) the development of new processes for the six inch fab. During the year, we staffed and equipped our new design center in Hong Kong and the Special Telecom Project Design Group in San Jose, California.

In February 1999, we acquired certain assets related to the six-inch fabrication facility of Orbit Semiconductor for a total cash purchase price of approximately $10,000,000 including direct costs incurred. The acquisition of assets has been accounted for as a purchase and the results of operations have been included in our consolidated statement of operations from the date of acquisition. The purchase price was allocated to assets acquired based on their respective fair values. The allocation of the purchase price was as follows (in thousands):


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

The discount rate used was based on the relative risk involved with intangible assets of this nature, and included an analysis of various factors that could influence the risk associated with realizing projected revenues during the economic life. The cost of equity was calculated at 26%. This plus a 5% risk premium was determined as the appropriate discount rate to use. The premium reflects the additional uncertainty and risk inherent in technology under development and the amount of time remaining to complete the technology.

The percentage of completion for the in-process projects ranged from 50% to 90% complete, resulting in estimated cost to complete of $7,200,000. The technological feasibility of the in-process technology had not been established and had no alternative future use. Accordingly, the entire $2,506,000 has been charged to operations in the fourth quarter of fiscal 1999.

At the acquisition of the Orbit 6-inch fab, there were seven processes in the research and development phase. These processes were being developed without any specific product of Supertex in mind, merely to be added to our broad range of available processes offered to the general foundry market. The potential applications for each of these processes and their description are described below:

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

The status of each of the above process at the time of acquisition are further described in the following table:

            Status of Acquired In-Process Manufacturing Technologies
                           As of February 1, 1999


Project  Percent of    Total        Cost to   Expected  Start of      Risk
No.      Completion    Development  Complete  Time to   material net  Adjusted
                       Cost                   Complete  cash inflows  Discount
                                                                      Rate

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

Selling, General and Administrative Selling, general and administrative expenses, which include commissions, payroll and benefits, were 13% and 10% of net sales in fiscal 2001 and 2000, respectively. In fiscal 2001, the selling, general and administrative expenses were $10,806,000 compared to $6,980,000 for fiscal 2000. Dollar increases in selling, general and administrative expenses were primarily due to an increase in bad debt expense of $1,100,000, additional staff, salary adjustment and related benefit of $979,000, commission on sales of $577,000 and consulting fees of $273,000.

Interest Income Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $2,466,000 in fiscal 2001 compared to $1,978,000 in fiscal 2000. The increase in interest income was due to larger average cash and investment balance.

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


Financial Condition

Overview

Total assets grew to $103,380,000 at the end of fiscal 2002, up from $98,695,000 at the end of fiscal 2001. The increase was due primarily to profit generated from operations during the year.

Liquidity and Capital Resources

On March 31, 2002, we had $52,492,000 in cash and cash equivalents, compared with $44,282,000 on March 31, 2001 and compared with $34,176,000 on March 31, 2000. Our primary source of funds for fiscal 2002, 2001 and 2000 has been the net cash generated from operating activities of $10,525,000, $15,008,000 and $9,022,000, respectively. Net cash provided by operating activities in fiscal 2002 of $10,525,000 consisted principally of net income of $3,862,000 and non-cash charges for depreciation and amortization of $4,411,000.
Factors affecting cash flow from operating activities are as follows:

* There was a decrease in accounts receivable of $2,368,000 primarily caused by the decline in net sales
* There was an increase in inventory of $1,173,000
* There was an increase in the provision for doubtful accounts and sales returns of $1,732,000 due to high product returns in our foundry business
* There was a decrease in accounts payable and accrued expenses of $1,488,000 due to lower operating cost resulting from lower sales volume
* There was a decrease deferred income taxes of $1,108,000
* There was an increase in deferred revenue of $467,000
* There was a decrease in prepaid expenses and other assets of $475,000

Net cash used in investing activities in fiscal 2002 was $3,966,000, which consisted primarily of $5,515,000 in purchase of equipment offset by proceeds from disposal equipment of $295,000, further offset by the proceeds of $1,254,000 from sale of long-term investment.

Net cash provided by financing activities in fiscal 2002 was $1,651,000, which consisted of proceeds from exercises of stock options and ESPP of $1,967,000 partially offset by repurchases of our common stock in the amount of $316,000.

As of March 31, 2002, the Company's working capital was $67,333,000, which included approximately $52,492,000 in cash and cash equivalents.

The Company anticipates that the available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements through the end of fiscal 2003. The Company expects to spend approximately $4,000,000 for capital acquisitions during fiscal 2003. At the end of fiscal 2002, we have commitments for the purchase as needed of raw materials, contract assembly, and chemicals of approximately $1,400,000 and for health insurance coverage of approximately $2,000,000. As needed, we also have commitments for line maintenance and advertising which are not material in amounts.

The Company has commitments for non-cancelable operating leases, net of sublease income as follows:

                Fiscal Year Ended March 31   Operating Lease  Sublease Income
                          2003                  $ 1,225          $  546
                          2004                    1,230             553
                          2005                      281             184
                          2006                      168             150
                          2007                      173             150
                                                -------          ------
                                                $ 3,077          $1,583

Certain Relationships and Related Transactions

We currently lease a portion of a building, consisting of approximately 5,600 sq. ft at 1225 Bordeaux Drive, Sunnyvale, California under an operating lease from Fortuna Realty Co, a corporation owned by a former Supertex Director, Yunni Pao, expiring March 31, 2003, with options to renew. The space is in turn subleased to our epitaxial deposition service provider at essentially the same cost. Previously we leased the entire building, consisting of approximately 20,000 sq.ft. The total rental expenses paid to Fortuna Realty Co. were $457,000, $408,000 and $388,000 in fiscal years 2002, 2001 and 2000, respectively. We believe that the lease with Fortuna Realty Co. was and is at prevailing market rates.

Mr. Richard Siegel, the Executive Vice President of the Company, is a member of the Board of Directors for All American Semiconductor. All American Semiconductor is a national distributor of electronic components manufactured by others and is a major distributor for Supertex. Sales to this distributor for fiscal years 2002, 2001, and 2000 were $ 2,109,000, $3,969,000, and
$4,114,000, respectively. Supertex has no long-term production agreement with All American Semiconductor.

Recent Accounting Pronouncements

In July 2001, FASB issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS
142), "Business Combinations" and "Goodwill and Other Intangible Assets."
FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company adopted FAS 142 effective April 1, 2002. The adoption of FAS 142 did not have a material impact on the Company's results of operations and financial position.

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

In August 2001, the FASB issued FASB Statement No. 144 (FAS 144). "Accounting for the Impairment or Disposal of Long-lived Assets". FAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Among other things, FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing
operations of the entity in a disposal transaction.    Companies are required
to adopt FAS 144 for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, but early adoption is encouraged.
The Company adopted SFAS No. 133 effective April 1, 2002.    The adoption of
SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

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

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and Financial Statement Schedule are listed in Item 14 of this report.

                        Supplementary Quarterly Financial Data:
                                    Quarters Ended


                                Mar 31,  Dec 31,  Sep 30,  Jun 30,  Mar 31,  Dec 31,  Sep 30,  Jun 30,
                                 2002     2001     2001     2001     2001     2000     2000     2000
(Unaudited)                     (in thousands, except per share amounts)
Statement of Operations Data:

Net sales.......................$12,809  $14,062  $14,243  $15,081  $16,431  $20,209  $22,512   $22,303
Costs of sales..................  8,049    7,955    8,505    9,191   10,583   11,800   13,018    13,389
Gross Profit....................  4,760    6,107    5,738    5,890    5,848    8,409    9,494     8,914
Income (loss)
 from operations................   (377)   1,723    1,127      804     (111)   2,787    4,062     4,204
Income (loss) before provision
    for income taxes............    417    2,012    1,716    1,707   (1,047)   3,299    5,308     4,695
Net income (loss)...............$   275  $ 1,328  $ 1,133  $ 1,127   $ (691)  $2,177   $3,503    $3,099
Net Income (loss) per share.....
        Basic...................$  0.02  $  0.11  $  0.09  $  0.09   $(0.06)  $ 0.18   $ 0.28    $ 0.25
        Diluted.................$  0.02  $  0.10  $  0.09  $  0.09   $(0.06)  $ 0.17   $ 0.27    $ 0.24



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                PART III

Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Stockholders to be held on August 16, 2002 (the "Proxy Statement").

Item 10.  Directors and Executive Officers of the Registrant

Information regarding our directors is set forth under "Election of Directors"
in the Proxy Statement and is incorporated by reference.   The information
required by Item 405 of Regulation S-K with respect to disclosure of any known late filings or failure by an insider to file a report required by
Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement. The required information regarding executive officers is included in Part I hereof under caption "Executive Officers of the Company."

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

Item 13.  Certain Relationships and Related Transactions

We currently lease a portion of a building, consisting of approximately 5,600 sq. ft at 1225 Bordeaux Drive, Sunnyvale, California under an operating lease from Fortuna Realty Co, a corporation owned by a former Supertex Director, Yunni Pao, expiring March 31, 2003, with options to renew. The space is in turn subleased to our epitaxial deposition service provider at essentially the same cost. Previously we leased the entire building, consisting of approximately 20,000 sq.ft. The total rental expenses paid to Fortuna Realty Co. were $457,000, $408,000 and $388,000 in fiscal years 2002, 2001 and 2000, respectively. We believe that the lease with Fortuna Realty Co. was and is at prevailing market rates.

Mr. Richard Siegel, the Executive Vice President of the Company, is a member of the Board of Directors for All American Semiconductor. All American Semiconductor is a national distributor of electronic components manufactured by others and is a major distributor for Supertex. Sales to this distributor for fiscal years 2002, 2001, and 2000 were $ 2,109,000, $3,969,000, and
$4,114,000, respectively. Supertex has no long-term production agreement with All American Semiconductor.


PART IV

Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:
                                                                      Page No.
1.   Report of Independent Accountants.................................  24
2.   Consolidated Financial Statements:
            Consolidated Balance Sheets at March 31, 2002 and 2001.....  25
            For the three years ended March 31, 2002, 2001, and 2000:
                    Consolidated Statements of Income..................  26
                    Consolidated Statements of Shareholders' Equity....  27
                    Consolidated Statements of Cash Flows..............  28
            Notes to Consolidated Financial Statements.................  29
3. Financial Statement Schedule. The following Financial Statement Schedule of Supertex, Inc., is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Supertex.
            Schedule for fiscal years ended March 31, 2002, 2001, and 2000:
            Schedule II Valuation and Qualifying Accounts..............  40

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

10.6c (7)      2000 Employee Stock Purchase Plan.

10.6d (8)      2001 Stock Option Plan, which became effective, with form of stock option agreement.

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

(8) 	Incorporated by reference to Appendix B of the Registrants amended
        Proxy Statement filed on August 7, 2001 (File No. 000-12718). Corresponding Registration Statement on Form S-8 (File No. 333-69594) became effective on September 18,2001.


(b)	Reports on Form 8-K

        No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	SUPERTEX, INC.


Dated:  June 28, 2002	 /s/ Henry C. Pao
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

Signature                      Title                                Date

/s/ Henry C. Pao         President, Principal Executive and      June 28, 2002
(Henry C. Pao)           Financial Officer and Director


/s/ Richard E. Siegel    Executive Vice President and Director   June 28, 2002
(Richard E. Siegel)


/s/ Benedict C. K. Choy  Senior Vice President and Director      June 28, 2002
(Benedict C. K. Choy)


/s/ W. Mark Loveless     Director                                June 28, 2002
(W. Mark Loveless)


/s/ Elliott Schlam       Director                                June 28, 2002
(Elliott Schlam)


/s/ Milton Feng          Director                                June 28, 2002
(Milton Feng)


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the  Shareholders and Board of Directors of Supertex, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the financial position of Supertex, Inc. and its subsidiaries at March 31, 2002 and March 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

San Jose, California
April 26, 2002


                                SUPERTEX, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                       March 31,
                                                                                    2002      2001
ASSETS
Current Assets:
     Cash and cash equivalents....................................................$ 52,492  $ 44,282
     Trade accounts receivable,
     net of allowances of $1,465 in 2002 and $2,412 in 2001.......................   9,436    13,536
     Inventories..................................................................  16,494    14,388
     Prepaid expenses and other current assets....................................     902     1,404
     Deferred income taxes........................................................   3,293     4,388
                                                                                  --------  --------
             Total current assets.................................................  82,617    77,998
     Property, plant and equipment, net...........................................  16,327    15,200
Other assets......................................................................   1,451     2,499
Deferred income taxes.............................................................   2,985     2,998
                                                                                  --------  --------
TOTAL ASSETS......................................................................$103,380   $98,695


LIABILITIES
Current Liabilities:
     Trade accounts payable........................................................$  5,769   $ 6,659
     Accrued salaries and employee benefits........................................   6,565     7,173
     Other accrued liabilities.....................................................     655       645
     Deferred revenue..............................................................   1,729     1,262
     Income taxes payable..........................................................     566       597
                                                                                   --------  --------
           Total current liabilities...............................................  15,284    16,336

Commitments and contingencies (Note 6)

SHAREHOLDERS' EQUITY
      Preferred stock, no par value -- 10,000 shares authorized, none outstanding..    --        --
      Common stock, no par value -- 30,000 shares authorized;
          issued and outstanding 12,544 shares and 12,394
          shares at March 31, 2002 and 2001, respectively..........................  27,454    25,318
      Retained earnings............................................................  60,642    57,041
                                                                                   --------  --------
           Total shareholders' equity..............................................  88,096    82,359

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................................$103,380   $98,695



See accompanying Notes to Consolidated Financial Statements.


                                SUPERTEX, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share amounts)


                                                             Year Ended March 31,
                                                           2002      2001      2000
Net sales...............................................$ 56,195  $ 81,455  $ 70,838
Costs and expenses:
      Costs of sales....................................  33,700    48,790    44,976
        Research and development........................  11,279    10,917     8,468
        Selling, general and administrative.............   7,939    10,806     6,980
                                                        --------  --------  --------
                Total costs and expenses................  52,918    70,513    60,424

Income from operations..................................   3,277    10,942    10,414
Other income:
        Interest income.................................   1,538     2,466     1,978
        Other income (expense), net.....................   1,037    (1,153)      257
                                                        --------  --------  --------
              Income before provision for income taxes..   5,852    12,255    12,649
Provision for income taxes..............................   1,990     4,167     4,174
                                                        --------  --------  --------
Net income..............................................$  3,862   $ 8,088   $ 8,475

Net income per share:
        Basic...........................................$   0.31   $  0.65   $  0.70
        Diluted.........................................$   0.30   $  0.62   $  0.68
Shares used in per share computation:
        Basic...........................................  12,443    12,351    12,126
        Diluted.........................................  12,748    12,990    12,519

See accompanying Notes to Consolidated Financial Statements.


                                SUPERTEX, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                           Accumulated
                                                                              Other
                                                         Common Stock     Comprehensive     Retained    Shareholders'
                                                        Shares  Amount        Income        Earnings      Equity
<s>                                                       <c>      <c>        <c>>            <c>           <c>
Balance, March 31, 1999...............................  12,099   $20,887     $ 356         $ 41,437     $ 62,680
        Stock options exercised.......................     247     1,602        --             --          1,602
        Stock repurchased.............................     (95)     (155)       --             (810)        (965)
        Tax benefit from stock options................     --        833        --             --            833
        Change in unrealized holding gains and losses.     --        --       (356)            --           --
        Net income....................................     --        --         --            8,475         --
        Total comprehensive income....................     --        --         --             --          8,119
Balance, March 31, 2000...............................  12,251    23,167        --           49,102       72,269
        Stock options exercised.......................     162     1,151        --             --          1,151
        Stock repurchased.............................     (19)      (26)       --            (149)         (175)
        Tax benefit from stock options................     --     1,026         --             --          1,026
   Net income.........................................     --        --         --            8,088         --
   Total comprehensive income.........................     --        --         --             --          8,088
Balance, March 31, 2001 ..............................  12,394    25,318        --           57,041       82,359
        Stock options exercised.......................     129     1,315        --             --          1,315
        Issuance of shares under ESPP   ..............      45       652        --             --            652
        Stock repurchased.............................     (25)      (55)       --            (261)         (316)
        Tax benefit from stock options...                  --        224        --             --            224
   Net income.........................................     --        --         --            3,862         --
   Total comprehensive income.........................     --        --         --             --          3,862
Balance, March 31, 2002...............................  12,544    $27,454     $ --         $ 60,642     $ 88,096


See accompanying Notes to Consolidated Financial Statements.




                                   SUPERTEX, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                               Year Ended March 31,

                                                             2002      2001      2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net income.................................................$ 3,862     $8,088     $8,475
Non-cash adjustments to net income:
       Depreciation and amortization.......................  4,411      5,146      6,118
       Write-off of long-term investments..................   --        1,000       --
       Provision for doubtful accounts and sales returns...  1,732      3,195      3,150
       Provision for excess and obsolete inventories.......   (933)     1,636       (458)
       Gain on disposal of assets..........................    (45)      (508)      (203)
       Gain on sale of long-term investments...............   (453)       --         --
       Deferred income taxes...............................  1,108     (2,654)    (1,017)
Changes in operating assets and liabilities:
       Accounts receivable.................................  2,368     (2,303)    (6,718)
       Inventories......................................... (1,173)      (941)    (3,295)
       Prepaid expenses and other assets...................    476       (659)      (308)
       Trade accounts payable and accrued expenses......... (1,488)     1,311      2,455
       Income taxes payable................................    193      1,270      1,186
       Deferred revenue....................................    467        427       (363)
                                                             -----      -----      -----
Total adjustments..........................................  6,663      6,920        547
                                                             -----      -----      -----
Net cash provided by operating activities.................. 10,525     15,008      9,022


CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment........................ (5,515)    (5,093)     (3,880)
Proceeds from disposal of property and equipment...........    295        965         --
Proceeds from sale of long-term investments................  1,254        --          --
Purchases of short term investments........................    --     (39,276)    (54,152)
Purchases of long term investments.........................    --      (1,750)        --
Proceeds from maturities of short term investments.........    --      50,868      42,767
Net cash provided by (used in) investing activities........ (3,966)     5,714     (15,265)



CASH FLOWS FROM FINANCING ACTIVITIES

Shares issued from exercising of stock options and ESPP....  1,967      1,151       1,602
Stock repurchased..........................................   (316)      (175)       (965)
Net cash provided by financing activities..................  1,651        976         637


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......  8,210     21,698      (5,606)


CASH AND CASH EQUIVALENTS:
       Beginning of year................................... 44,282     22,584       28,190
       End of year.........................................$52,492    $44,282      $22,584

Supplemental cash flow disclosures:
       Income taxes paid...................................$   833    $ 5,543      $ 4,110


See accompanying Notes to Consolidated Financial Statements.


                               SUPERTEX, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Supertex designs, develops, manufactures, and markets high voltage analog and mixed signal integrated circuits utilizing high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We supply standard and custom interface products primarily for the use in the telecommunications, imaging, and medical electronics markets. We also provide wafer foundry services for the manufacture of integrated circuits for customers using customer-owned designs and mask toolings.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Period

The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31. The Company's fiscal years in the accompanying consolidated financial statements have been shown ending on March 31. Fiscal year 2002 comprises 52 weeks, fiscal year 2001 comprises 52 weeks, and fiscal year 2000 comprises 53 weeks.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

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

                              SUPERTEX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Concentration of credit risk and foreign operations

Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash and cash equivalents and accounts receivable. The Company's accounts receivable are derived from revenue and earned from customers located in the U.S. and certain foreign countries and regions, including Europe and Japan. Sales to foreign customers for the year ended March 31, 2002, 2001, and 2000 all of which were denominated in U.S. dollars, accounted for 31%, 38%, and 36%, of net sales, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.

The Company sells its semiconductor products in North America, Europe and the Pacific Rim to numerous customers. Allowances for potential credit losses are maintained and such losses historically have not been material. Substantially all of the Company's cash, cash equivalents and short term investments are held at two major financial institutions domiciled in the United States of America.

Foreign Currency Translation

The functional currency of the Company's Hong Kong subsidiary is the U.S. dollar. As such, gains and losses resulting from translation from local currency to the U.S. dollar is included in determining income or loss for the period.

Segment Reporting

The Company adopted SFAS No. 131, "Disclosure about segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one segment: the Semiconductor Manufacturing Segment.

Significant Customers

Microtek Inc., our primary distributor in Japan, accounted for 11%, 12% and 12% of net sales in fiscal year 2002, 2001, and 2000. Outstanding accounts receivable from Microtek accounted for 10% of gross accounts receivable as of March 31, 2002.

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


                              SUPERTEX, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Property, Plant and Equipment

Property and equipment are stated at cost and generally depreciated using accelerated methods over estimated useful lives of five years or less. Building and building improvements are recorded at cost and are depreciated on a straight-line basis over the useful life of the building of 39 years. Leasehold improvements are recorded at cost and are amortized on a straight-line basis over the lesser of the related lease term or the estimated useful life of the assets.

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

Intangible Assets

Intangible assets, included in Other assets, were recorded in conjunction with the Asset Purchase Agreement with Orbit Semiconductor in fiscal 1999. Intangible assets consist of purchased technology and assembled workforce, which are being amortized on a straight-line basis over their estimated useful lives of two years and five years, respectively.

The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset's net book value over its remaining life can be recovered through projected undiscounted future cash flows. Intangible assets consist of the following at March 31, 2002 and 2001
(in thousands):

                                                 March 31,
                                           2002           2001
        Purchased technology              $1,735         $1,735
        Assembled workforce                  482            482
                                          ------         ------
                                           2,217          2,217
        Less accumulated amortization     (2,217)        (1,944)
                                          ------         ------
                                          $    0         $  273


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

                                SUPERTEX, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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


(in thousands except per share data)                   Fiscal Year Ended
                                                           March 31,
                                               2002        2001          2000
BASIC:
Weighted average shares outstanding........... 12,443      12,351       12,126
Net income....................................$ 3,862     $ 8,088      $ 8,475
Net income per share..........................$  0.31     $  0.65      $  0.70

DILUTED:
Weighted average shares outstanding........... 12,443      12,351       12,126
Effect of dilutive securities:  stock option..    305         639          393
      Total................................... 12,748      12,990       12,519
                                              -------     -------      -------
Net income....................................$ 3,862     $ 8,088      $ 8,475
Net income per share..........................$  0.30     $  0.62      $  0.68


Options to purchase the Company's common stock of 444,450 shares at an average price of $29.79 per share, 83,513 shares at an average price of $46.34 per share, and 9,230 shares at an average price of $18.87 in fiscal 2002, 2001, and 2000, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

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

Income Taxes

The Company utilizes the liability method to account for income taxes where deferred tax assets or liabilities are determined based on the temporary differences between the bases used for financial versus tax reporting of

                                SUPERTEX ,INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

assets and liabilities, using tax laws and rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is provided for deferred tax assets when management cannot conclude, based on the available evidence, that it is more likely than not that all or a portion of the deferred tax assets will be realized through future operations. The provision for income taxes represents taxes that are or would have been payable for the current period, plus the net change in deferred tax amounts.

Advertising Costs

The Company expenses advertising and promotional costs as they are incurred. Advertising costs for the last three fiscal years were insignificant.

Fair Value of Financial Instrument

Carrying amounts of certain of the Company's financial instruments including cash, cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities. We measure a Financial Instrument's "other than temporary" impairment, if any, using its fair value.

Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income includes net income and unrealized gains and losses on investments and is displayed in the statement of shareholders' equity.

Recent Accounting Pronouncements

In July 2001, FASB issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS
142), "Business Combinations" and "Goodwill and Other Intangible Assets."
FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.
FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company adopted FAS 142 effective April 1, 2002. The adoption of FAS 142 did not have a material impact on the Company's results of operations and financial position.

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

In August 2001, the FASB issued FASB Statement No. 144 (FAS 144). "Accounting for the Impairment or Disposal of Long-lived Assets". FAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of

                                SUPERTEX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business
(as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Among other things, FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that
(1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal
transaction.    Companies are required to adopt FAS 144 for fiscal years
beginning after December 15, 2001, and interim periods within those fiscal years, but early adoption is encouraged. The Company adopted SFAS No.133 effective April 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

2. INVENTORIES  (in thousands):
                                                             March 31,
                                                          2002       2001

        Raw materials...................................$ 1,218    $ 1,662
        Work-in-process................................. 11,849      9,281
        Finished goods..................................  3,427      3,445
                                                        -------     ------
                                                        $16,494    $14,388


3. PROPERTY AND EQUIPMENT  (in thousands):
                                                              March 31,
                                                           2002       2001

        Land............................................$   825    $   825
        Machinery and equipment......................... 30,955     31,531
        Leasehold improvements..........................  2,023      3,592
        Building........................................  2,048      2,038
        Furniture and fixtures..........................    257        247
                                                        -------     ------
                                                         36,108     38,233
        Less accumulated depreciation and amortization..(19,781)   (23,033)
                                                        -------     ------
                                                      $  16,327   $ 15,200
                                                        =======     ======

4.  INCOME TAXES

The components of the provision for income taxes for fiscal years ended March 31, 2002, 2001, and 2000 are as follows (in thousands):
                                                             March 31,
                                                       2002    2001     2000
Federal - current....................................$  881  $ 6,058   $4,713
Federal - deferred................................... 1,377   (2,464)   (718)
                                                      -----    -----    -----
                                                      2,258    3,594    3,995
                                                      ======   =====    =====

State - current......................................     1      763      478
State- deferred......................................  (269)    (190)    (299)
                                                      ------   ------   ------
                                                       (268)      573     179
                                                      ------   ------   ------
                                                    $ 1,990    $4,167  $4,174

                                SUPERTEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Substantially all of the Company's income is taxable in the United States. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:
                                                Fiscal year ended March 31,
                                               2002       2001       2000
Statutory provision...........................  35%        35%        34%
State tax, net of federal benefits............   5          3          3
Tax credits...................................  (9)        (4)        (1)
Benefit of foreign sales corporation..........  --         (4)        (2)
Other.........................................   3          4         (1)
                                               -----      -----      -----
                                                34%        34%        33%

The components of the deferred tax assets are as follows (in thousands):

                                                                  March 31,
                                                                2002    2001
Deferred tax assets:
        Depreciation and amortization....................... $2,120    $2,484
        Accrued employee benefits...........................    579       693
        Inventory reserves..................................    386       914
        Accrued liabilities.................................  1,548     1,454
        State deferred taxes (net of federal benefits)......    --        188
        Deferred revenue on shipments to distributors.......    685       698
        Allowances for doubtful accounts and sales returns..    580       955
        Tax credits.........................................    380       --
                Total deferred tax assets................... $6,278    $7,386


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

Profit Sharing Plan -- The Company has a discretionary profit sharing plan for the benefit of eligible employees. Related expenses were $364,000, $1,229,000, and $1,152,000 in fiscal 2002, 2001, and 2000, respectively.

Savings and Retirement Plan -- The Supertex Savings and Retirement Plan allows for employee savings intended to qualify under the provisions of
Section 401 of the Internal Revenue Code. Employees having at least three months of permanent service may make pretax contributions of 1% to 20% of qualified compensation, with the Company matching certain percentages of employee contributions, all of which are 100% vested. In fiscal years 2002, 2001, and 2000, the Company's matching contributions were $245,000, $234,000, and $254,000, respectively.

Supplemental Employee Retirement Plan -- The Supplemental Employee Retirement Plan (the "SERP") is a non-qualified deferred compensation plan that covers a select group of management or highly compensated employees of the Company.
The SERP was adopted by the Company effective January 1, 1996. The Plan assets are included in cash and cash equivalents and long-term investments in the Company's consolidated financial statements and such assets shall at all times be subject to claims of the general creditors of the Company. Certain assets designated for the Plan are invested in limited partnership interests which are not traded in public markets. SERP obligations are based on the fair value of the underlying assets owed to

                                SUPERTEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

participants as stipulated by the SERP and are included in accrued liabilities in the consolidated financial statements. The Deferred Compensation Committee is responsible for the general administration and interpretation of the SERP and for carrying out its provisions.

Employee Stock Purchase Plan - The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the "ESPP") and the reservation of shares of common stock for issuance under this Plan at the August 18, 2000 annual shareholder's meeting. The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of the Company's fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by the Board of Directors. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company's common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six month offering period, whichever is lower. An eligible employee may purchase no more than 500 shares during any calendar year. For fiscal year 2002, there were 45,239 shares of the Company's common stock that were issued under the ESPP. There were no shares issued under the ESPP for the year ended March 31, 2001.

Stock Option Plans -- The 1991 Stock Option Plan (the Option Plan) provides for granting incentive stock options to employees, and non-statutory stock options to employees and consultants. Terms for exercising options are determined by the Board of Directors, and options expire at the earlier of the term provided in the Notice of Grant or upon termination of employment or consulting relationship. The 1991 Plan expired in June 2001, thus there were no options available for grant under this Option Plan.

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

The Company's shareholders approved the adoption of the 2001 Stock Option Plan (the "2001 Plan") and the reservation of 2,000,000 shares of common stock for issuance under 2001 Plan at the August 17, 2001 annual meeting of shareholders. Terms for exercising options and vesting schedules are similar to the 1991 Plan.


                                SUPERTEX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Activity under the 1991 Option Plan is as follows:



                         Available    Options Outstanding             Weighted
                           for                                         Average
                          Grant     Shares    Price Per Share   Exercise Price

Balance, March 31, 1999,  41,735    1,285,360  $ 2 3/4-$16 3/4           9.62
  Authorized             900,000
  Granted               (377,600)     377,600   13 1/2   - 26 1/16      15.11
  Exercised                --        (246,840)   2 3/4   - 12 1/2        6.98
  Canceled               156,300     (156,300)   3 1/4   - 16 1/2       10.94
                         -------     --------                           -----
Balance, March 31, 2000  720,435    1,259,820    2 7/8   - 26 1/16      11.62
Granted                 (549,560)     549,560    3 1/4   - 46 11/32     29.03
Exercised                  --        (161,580)   2 7/8   - 16 3/4        8.36
Canceled                 130,720     (130,720)   3 1/4   - 46 11/32     14.92
                         -------      -------                           -----
Balance, March 31, 2001  301,595    1,517,080    4 1/2   - 46 11/32     17.48
Granted                 (193,290)     193,290   12 17/32 - 12 17/32     12.53
Exercised                  --        (129,370)   4 1/2   - 19 9/16      10.16
Canceled                  96,340      (96,340)   9 1/4   - 46 11/32     22.13
Expired                 (204,645)       --
                        ---------   ----------
Balance, March 31, 2002      0      1,484,660   $7 1/2   - $46 11/32   $17.19

Activity under the 2001 Option Plan is as follows:


                         Available     Options Outstanding           Weighted
                           for                                        Average
                          Grant    Shares    Price Per Share    Exercise Price

Balance, March 31, 2001     --      --               --                  --

    Reserved             2,000,000
    Granted               (127,300)  127,300  $12 13/16 - 21 5/16      $17.65
                         ---------   -------
Balance, March 31, 2002  1,872,700   127,300
                         =========   =======

The options outstanding and currently exercisable by exercise price under the combined 1991 and 2001 Option Plans at March 31, 2001 are as follows:


                          Options Outstanding                  Options Exercisable
Range of Exercise     Number      Weighted-Average    Weighted-Average     Number     Weighted-Average
     Prices         Outstanding     Remaining        Excercise Price    Outstanding   Exercise Price
$ 7.25 - $11.00        466,400          3.57              $10.49           218,120       $10.17
 11.50 -  13.50        443,450          4.20               12.77           178,060        12.56
 13.69 -  19.56        411,660          5.54               16.99           108,340        17.23
 21.31 -  46.34        290,450          5.47               34.95            54,030        36.21
---------------      ---------         -----              ------           -------
$ 7.25 - $46.34      1,611,960          4.59              $17.19           558,550       $14.82

                              SUPERTEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The weighted average fair value of options granted during fiscal 2002, 2001, and 2000 was $14.56 per share, $19.99 per share, and $7.44 per share, respectively. All options were granted at market price of the Company's common stock on the date of grant.

To compute the estimated fair value of each option grant under the Option Plan and employee's purchase rights under the ESPP, the Black-Scholes method was used with the following weighted average assumptions and dividend yield of 0% for all years presented:


                           Employee Stock Option Plan     Employee Stock Purchase Plan
                           2002        2001       2000     2002        2001        2000
Risk-free interest rate    3.52%       5.78%      5.39%    3.02%       6.35%        --
Expected term of option
    from vest date         1.24        1.13       0.97      0.50        0.50        --
Expected volatility       129.0%      104.0%     60.0%     58.4%        98.9%       --


Had the Company recorded compensation costs for the stock option plans and the ESPP based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, the net income and net income per share for the years ended March 31, 2002, 2001, and 2000 would have been reduced to the pro forma amounts indicated below:

                                                  Fiscal year ended March 31,
                                          (in thousands except per share data)
                                           2002           2001        2000

Net income                  As reported    $3,862        $8,088      $8,475
                            Pro forma      $ (939)       $4,204      $7,015

Basic earnings per share    As reported    $ 0.31        $ 0.65      $ 0.70
                            Pro forma      $(0.07)       $ 0.34      $ 0.58

Diluted earnings per share  As reported    $ 0.30        $ 0.62      $ 0.68
                            Pro forma      $(0.07)       $ 0.33      $ 0.57


6.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As part of the acquisition of Orbit's six inch wafer fabrication operation, the Company assumed an operating lease for its manufacturing facility. The lease expires on April 30, 2004 with two (2) options to extend the term of the lease, each for a period of five years. Monthly rent during the entire term is $71,000 which is adjusted annually based on Bureau of Labor Statistic's Consumer Price Index. The Company is responsible for maintenance costs, including real property taxes, utilities, insurance and other costs.
A portion of the facility is subleased to another company.

The Company also leases a Sunnyvale facility under an operating lease of $10,442 per month from a corporation owned by one of the Company's former directors, expiring on March 31, 2003 with options to renew. Under the lease, the Company is responsible for its pro-rata maintenance costs, including real property taxes, utilities and other costs. This facility is being subleased to one of the Company's providers of epitaxial deposition services.


                                SUPERTEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In addition, following the acquisition of the six-inch wafer fabrication facility, the Company assumed an existing equipment operating lease from Orbit Semiconductor. This operating lease, which expired in fiscal 2002, consisted of three different lease schedules representing three groups of equipment. In addition, the Company has other operating leases which expire at various dates through fiscal year 2007. Operating lease expenses for the existing equipment lease from Orbit were approximately $263,000, $623,000 and $773,000 in fiscal years 2002, 2001, and 2000, respectively.

Future minimum lease payments and sublease income under all non-cancelable operating leases at March 31, 2002 are as follows (in thousands):



        FiscalYear Ended March 31     Operating Lease     Sublease Income

                2003                     $ 1,225              $   546
                2004                       1,230                  553
                2005                         281                  184
                2006                         168                  150
                2007                         173                  150
                                         -------               ------
                                         $ 3,077               $1,583
                                         =======               ======


Facilities rental expenses, net of facilities sublease, were approximately $999,000, $659,000,and $944,000, (net of facilities sublease income of $405,000, $593,000, and $260,000) in fiscal years 2002, 2001, and 2000, respectively. Of the total rental expenses paid, $457,000, $408,000, and $388,000 were paid to the Company's former director in fiscal 2002, 2001, and 2000 respectively.

In addition to the foregoing, from time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business. Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse impact on the Company's financial position or results of operations.

7.  SEGMENT INFORMATION

The Company operates in one business segment. The Company's principal markets are in the United States of America, Europe and Asia. Following is a summary of the semiconductor manufacturing geographic information related to revenues for the years ended March 31, 2002, 2001, and 2000:


                                              Year Ended March 31,
              (in thousands)                 2002     2001     2000
          Revenues
             United States                 $39,009   $50,822  $45,148
             Europe                          5,270    12,762    9,372
             Japan                           5,961     9,438    8,727
             Asia (excluding Japan)          4,895     6,597    6,063
             Other                           1,060     1,836    1,528
                                            ------    ------   ------
          Total Revenue                    $56,195   $81,455  $70,838
                                            ======    ======   ======

International sales are entirely comprised of export sales. The Company's assets are primarily located in the United States of America. The Company does not segregate information related to operating income generated by its export sales.


                                SCHEDULE II
                               SUPERTEX, INC.
                   VALUATION AND QUALIFYING ACCOUNTS
                              (in thousands)

                                       Balance at  Charged to               Balance at
                                       Beginning   Costs and  Write-Off          End
                                       of Period   Expenses   of Accounts   of Period

Year end March 31, 2000
        Allowance for sales returns......$  373    $ 2,975    $ 2,503         $  845
        Allowance for doubtful accounts..   647        175        301            521
        Inventory allowances............. 1,447       (458)       133            856

Year end March 31, 2001
        Allowance for sales returns......$  845    $ 1,920    $ 1,859         $  906
        Allowance for doubtful accounts..   521      1,275        290          1,506
        Inventory allowances.............   856      1,636        675          1,817

Year end March 31, 2002
        Allowance for sales returns......$  906    $ 2,267    $ 2,395         $  778
        Allowance for doubtful accounts.. 1,506       (535)       284            687
        Inventory allowances............. 1,817       (933)       (63)           947



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

10.6c (7)	2000 Employee Stock Purchase Plan.

10.6d (8)	2001 Stock Option Plan, which became effective, with form of stock option agreement.

10.7 (2)	Profit Sharing Plan.

10.21 (3)	Certificate of Amendment of Articles of Incorporation filed
                October 14, 1988.


23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney.


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

(8) 	Incorporated by reference to Appendix B of the Registrants amended
        Proxy Statement filed on August 7, 2001 (File No. 000-12718). Corresponding Registration Statement on Form S-8 (File No. 333-69594) became effective on September 18,2001.


EXHIBIT 23.1


                CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-69594, 333-47606 and 333-43691) of Supertex,
Inc. of our report dated April 26, 2002 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.


/S/ PricewaterhouseCoopers LLP

San Jose, California
June 24, 2002