Form 10-Q
period 2002-06-30
SUPERTEX INC
filed 2002-08-13
CIK 730000

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


                                (MARK ONE)
(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

             For the quarterly period ended June 30, 2002

                                    or

(  )	Transition Report Pursuant to Section 13 or 15(d) of the Securities
and Exchange Act of 1934 (No Fee Required)

                        Commission File No. 0-12718
-

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

The total number of shares outstanding of the Registrant's common stock as of August 5, 2002 were 12,597,375.


                        Total number of pages:  12



                                SUPERTEX, INC.
			QUARTERLY REPORT - FORM 10Q


Table of Contents                                                     Page No.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
          Unaudited Condensed Consolidated Statements of Income............  3
          Unaudited Condensed Consolidated Balance Sheets..................  4
          Unaudited Condensed Consolidated Statements of Cash Flows........  5
          Notes to Unaudited Condensed Consolidated Financial Statements...  6
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................  7
Item 3. Quantitative and Qualitative Disclosures About Market Risk and
        Interest Rate Risk................................................. 10

                        PART II- OTHER INFORMATION

Item 1. Legal Proceedings                                                   10
Item 2. Changes in Securities and Use of Proceeds ......................... 11
Item 3. Defaults Upon Senior Securities.................................... 11
Item 4. Submission of Matters to a Vote of Security Holders................ 11
Item 5. Other Information.................................................. 11
Item 6. Exhibits and Reports on Form 8-K................................... 11

STATEMENT OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER UNDER 18
U.S.C. 1350 ............................................................... 11

Signatures ................................................................ 12



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                SUPERTEX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)
                 (in thousands, except per share amounts)



                                                          Three-months Ended,

                                                June 30, 2002    June 30, 2001

Net sales                                        $   13,277        $   15,081
                                                     ------            ------
Cost and expenses:
  Cost of sales                                       8,849             9,191
  Research and development                            2,318             3,270
  Selling, general and administrative                 1,835             1,816
                                                     ------            ------
    Total costs and expenses                         13,002            14,277
                                                     ------            ------
Income from operations                                  275               804
  Interest income                                       244               527
  Other income                                            7               376
                                                     ------            ------
    Income before provision for income taxes            526             1,707
Provision for income taxes                              179               580
                                                     ------            ------
    Net income                                    $     347        $    1,127
                                                     ======            ======
Net income per share:
  Basic                                           $    0.03        $     0.09
  Diluted                                         $    0.03        $     0.09

Shares used in per share computation:
  Basic                                              12,575            12,410
  Diluted                                            12,935            12,613

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

                                SUPERTEX, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                         (unaudited, in thousands)


                                               June 30, 2002    March 31, 2002
ASSETS

Current assets:
   Cash and cash equivalents                      $   54,884        $   52,492
   Trade accounts receivable, net of allowance
   of  $1,182 and $1,465                               8,725             9,436
   Inventories                                        15,464            16,494
   Prepaid expenses and other current assets             488               902
   Deferred income taxes                               3,293             3,293
                                                      ------            ------
     Total current assets                             82,854            82,617
Property, plant and equipment, net                    16,044            16,327
Long term investments                                  1,451             1,451
Deferred income taxes                                  2,985             2,985
                                                      ------            ------
TOTAL ASSETS                                      $  103,334        $  103,380
                                                     =======           =======

LIABILITIES

Current liabilities:

   Trade accounts payable                         $   4,395         $    5,769
   Accrued salaries, wages and employee benefits      5,935              6,565
   Other accrued liabilities                            519                655
   Deferred revenue                                   1,723              1,729
   Income taxes payable                               1,793                566
                                                     ------             ------
     Total current liabilities                       14,365             15,284
                                                     ------             ------

SHAREHOLDERS' EQUITY


   Preferred stock, no par value - 10,000 shares
      authorized, none outstanding                       --                 --
   Common stock, no par value - 30,000 shares
      authorized; issued and outstanding
      12,597 and 12,544 shares at June 30, 2002
      and March 31, 2002, respectively               27,980             27,454
   Retained earnings                                 60,989             60,642
                                                    -------            -------
      Total shareholders' equity                     88,969             88,096
                                                    -------            -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 103,334          $ 103,380
                                                    =======            =======

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.



                                SUPERTEX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, in thousands)


                                                     Three months Ended
                                            June 30, 2002        June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                $         347        $      1,127
                                             ------------         -----------
  Non-cash adjustments to net income:
   Depreciation and amortization                    1,290                 899
   Provision for doubtful accounts and
      sales returns                                   827                 133
   Provision for excess and obsolete inventories        4                 168
   Gain on sale of long-term investments               --                (127)
   Changes in operating assets and liabilities:
     Accounts receivable                             (116)               (667)
     Inventories                                    1,026                  22
     Prepaid expenses and other assets                414                 327
     Trade accounts payable and accrued expenses   (2,140)             (1,827)
     Income taxes payable                           1,227                 577
     Deferred revenue                                  (6)                641
                                                  -------             -------
        Total adjustments                           2,526                 146
                                                  -------             -------
        Net cash provided by operating activities   2,873               1,273
                                                  -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property, plant and equipment       (1,007)               (185)
  Sales (purchases) of long-term investments           --                 627
        Net cash provided by (used in)            -------             -------
        investing activities                       (1,007)                442
                                                  -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES

  Stock options exercised                             526                 549
  Repurchase of stock                                  --                (316)
                                                  -------             -------
        Net cash provided by financing activities     526                 233
                                                  -------             -------
NET INCREASE IN CASH AND CASH EQUIVALENTS           2,392               1,948
CASH AND CASH EQUIVALENTS:
        Beginning of period                        52,492              44,282
                                                 --------            --------
        End of period                            $ 54,884            $ 46,230
                                                 ========            ========
See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.



                                SUPERTEX, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)


Note 1 - Basis of Presentation

In the opinion of management, the unaudited condensed consolidated financial statements for the quarters ended June 30, 2002 and 2001 include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the consolidated financial condition, results of operations, and cash flows for those periods in accordance with accounting principles generally accepted in the United States of America.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements of Supertex, Inc. for the fiscal year ended March 31, 2002, which were included in the Annual Report on Form 10-K (File Number 000-12718).

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

The financial statements have been prepared on a consolidated basis. The condensed consolidated financial statements include the accounts of Supertex, Inc. and its subsidiary. All significant intercompany balances have been eliminated on consolidation.


Note 2 - Inventories

Inventories consisted of (in thousands):
                                                June 30, 2002   March 31, 2002
Raw materials...................................  $   1,130        $   1,218
Work-in-process.................................     11,100           11,849
Finished goods..................................      3,234            3,427
                                                  ---------        ---------
                                                  $  15,464        $  16,494
                                                  =========        =========
Note 3 - Net Income per Share

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




                                                            Three-months Ended
                                                                  June 30,
                                                            2002          2001
BASIC:

Net income                                               $   347      $  1,127
                                                         =======      ========
Weighted average shares outstanding for the period        12,575        12,410
                                                         =======      ========
Net income per share                                     $  0.03      $   0.09



DILUTED:

Net income                                               $   347      $  1,127
                                                         =======       =======
Weighted average shares outstanding for the period        12,575        12,410
Dilutive effect of stock options                             360           203
                                                         =======       =======
    Total                                                 12,935        12,613
                                                         =======       =======
Net income per share                                     $  0.03      $   0.09

As of June 30, 2002, Options to purchase the Company's common stock of 435,899 shares at an average price of $29.64 per share were outstanding but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

Note 4 - Recent Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS
146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the year ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

This 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates ", and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this 10-Q are our plans to continue in the future our current level of R&D investment on new product development as a percent of net sale and our anticipation that our available funds and expected cash generated from operations will be sufficient to meet cash and working capital requirements through at least the next twelve months. These statements are only predictions not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include that the demand for our products or results of our product development change such that it would be unwise not to decrease research and development as well as those described in "Risk Factors" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our Annual Report of Form 10-K for the fiscal year ended
March 31, 2002. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

We described our critical accounting policies in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2002.

Our critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations, and require our management's significant judgments and estimates and such consistent application fairly depicts our financial condition and results of operations for all periods presented.

Critical accounting policies affecting us and the critical estimates we made when applying them have not changed materially since March 31, 2002.

Overview

Supertex designs, develops, manufactures, and markets high voltage semiconductor devices, including analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We supply standard and custom high voltage interface products primarily for use in the telecommunications (telecom), imaging, medical electronics, and industrial markets. We also provide wafer foundry services for the manufacture of integrated circuits for customers using customer-owned designs and mask toolings.

Results of Operations

Net Sales

Net sales for the quarter ended June 30, 2002 were $13,277,000, a 12% decrease compared to $15,181,000 for the same quarter last year, and a increase of 4% from $12,809,000 of the prior quarter. Our sales for the first quarter were adversely affected by the continued global economic slowdown and the reduced demand for our products in two of our three major markets: telecom and medical. Demand for our telecom products were adversely affected by the reduced spending of our telecom customers while our medical market suffered some average sales price (ASP) erosion primarily due to consolidations within the medical electronics industry we sell into.

As a percentage of total sales for the quarter ended June 30, 2002, sales to customers in the medical electronics, imaging, and telecommunications markets represented 33%, 33%, and 22% of total sales, respectively, compared to 37%, 29% and 22% of total sales for the quarter ended June 30, 2001. Sales to customers in other markets accounted for 12% of the total sales for both the quarter ended June 30, 2002 and 2001.

Sales to international customers for the quarter ended June 30, 2002 were $4,032,000, or 30% of the Company's net sales as compared to $4,148,000, or 28% of the net sales of the same period of last year. In comparing the current quarter with the same period last year, dollar sales to international customers declined only approximately 3% while the total sales declined 12%.

Gross Profit

As a percent of sales, the Company's gross margin was 33% for the three-month period ended June 30, 2002, compared with 39% of the same period of the prior year. Gross margin was adversely affected by a planned inventory reduction of approximately $1.0 million, which caused a further decline in production capacity utilization. This planned inventory reduction was a result of our improved throughput time.

Research and Development (R&D)

R&D expense decreased 29% to $2,318,000 for the quarter ended June 30, 2002 as compared to $3,270,000 for the same quarter of the prior year. The dollar decrease in R&D expense for the quarter ended June 30, 2002 is partly due to many new products being transferred to production status during the quarter and therefore reducing the fab expenses associated with R&D. As a percent of sales, our R& D expense declined from 22% in the first quarter of last year
to 17% in the first quarter of this year.   However, our R&D expense in the
first quarter of last year was abnormally high for us-in both the remainder of last year and during all of fiscal 2001, our quarterly R&D expense averaged approximately $2.7 million per quarter and as a percentage of sales
was 20% and 13%, respectively.   Despite lower sales, we maintained our R&D
investments during the first quarter of this year at 17% of net sales. We plan to continue this level of R&D investments as a percent of net sales on new product development.

Selling, General and Administrative  (SG&A)

SG&A was $1,835,000 or 14% of net sales for the quarter ended June 30, 2002 as compared with $1,816,000 or 12% of net sales in the same quarter of the prior year. In absolute dollars, SG&A expense for the quarter decreased by $19,000, or 1% when compared to the same period of the prior year. Increased spending in advertising of $123,000 and sales commissions of $152,000 during the first quarter were offset by the decline in payroll and benefits of $104,000 resulting from reduced work week and reduced spending on outside services of $166,000.

Income from Operations

Income from operations was $275,000, or 2% of net sales for the quarter ended June 30, 2002 compared to $804,000, or 5% of net sales for the quarter ended June 30, 2001. The decrease in operating income is primarily attributable to lower sales and the further decline in production capacity utilization.

Interest and Other Income

Interest income for the quarter ended June 30, 2002 was $244,000 compared to $527,000 for the same quarter of prior year. The decrease in interest income is primarily attributable to lower yields on the money market accounts where we maintain the bulk of our cash deposits. Other Income for the three-month period ended June 30, 2002, was $7,000 compared with $376,000 for the same period of last fiscal year. Other income for the first quarter of last fiscal year included realized gains from sale of long-term investments of $127,000 and a restocking fee charged for customer returns of approximately $160,000.

Provision for Income Taxes

The Company's effective tax rate for the three -month period ended June 30, 2002 remained unchanged at 34%.

Liquidity and Capital Resources

On June 30, 2002, the Company had $54,884,000 in cash and cash equivalents, compared with $52,492,000 on March 31, 2002. This increase is due primarily to a positive cash flow from operating activities of $2,873,000 consisting principally of net income of $347,000 and non-cash charges for depreciation and amortization of $1,290,000. Factors affecting cash flow from operating activities include (a) a decrease in inventories of $1,026,000 due to a planned inventory reduction resulting from better throughput time; (b) a decrease in accounts payable and other accrued items of $2,140,000 due to a decrease in purchasing activities; and (c) an increase of $1,227,000 in income tax payable.

Net cash used in investing activities during the three-month period was $1,007,000, primarily for the purchase equipment to upgrade our wafer fabrication facility.

Net cash provided by financing activities for the three-month period was $526,000 generated by proceeds from the issuance of common stock through the exercise of employee stock options.

We described our total potential commitments in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2002. Our total potential commitments have not changed materially since March 31, 2002.

The Company anticipates that available funds and expected cash to be generated from operations will be sufficient to meet cash and working capital requirements through at least the next twelve months.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risk.

Interest Rate Sensitivity

The Company may be exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities. The Company has no holdings of derivative or commodity instruments. The fair value of the Company's investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. As of June 30, 2002, the Company maintained its funds primarily in money market funds and it plans to continue to invest a significant portion of its existing cash in interest bearing money market funds and other short-term debt securities with maturities of less than a year.


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



STATEMENT OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER UNDER 18 U.S.C. 1350

        I, Henry C. Pao, the chief executive officer and chief financial officer of Supertex, Inc., a California corporation (the "Company"), certify pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code,

        (i) the Quarterly Report of the Company on Form 10-Q for the period ending June 30, 2002 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

        (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                        /s/
                            Henry C. Pao



                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUPERTEX, INC.
                              (Registrant)

Date: August 12, 2002


        By:             /S/
  			Henry C. Pao, Ph.D.
			President
                        (Principal Executive and Financial Officer)