Form 10-Q
period 2002-09-30
SUPERTEX INC
filed 2002-11-12
CIK 730000

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                    FORM 10-Q


(MARK ONE)
(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the quarterly period ended September 30, 2002

                                        or

(  )	Transition Report Pursuant to Section 13 or 15 (d) of the Securities
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

                                Yes  X         No

The total number of shares outstanding of the Registrant's common stock as of November 7, 2002 were 12,650,826.


                            Total number of pages:  14


                                SUPERTEX, INC.
			QUARTERLY REPORT - FORM 10Q


Table of Contents                                                     Page No.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        Unaudited Condensed Consolidated Statements of Income........       3
        Unaudited Condensed Consolidated Balance Sheets..............       4
        Unaudited Condensed Consolidated Statements of Cash Flows....       5
        Notes to Unaudited Condensed Consolidated Financial Statements      6
Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................       8
Item 3. Quantitative and Qualitative Disclosures About Market Risk
                and Interest Rate Risk...............................      11
Item 4. Controls and Procedures......................................      11

PART II- OTHER INFORMATION

Item 1. Legal Proceedings............................................      12
Item 2. Changes in Securities and Use of Proceeds ...................      12
Item 3. Defaults Upon Senior Securities .............................      12
Item 4. Submission of Matters to a Vote of Security Holders..........      12
Item 5. Other Information............................................      12
Item 6. Exhibits and Reports on Form 8-K.............................      12

Statement of Chief Executive Officer and Chief Financial Officer under
18 U.S.C. 1350.......................................................      13
Signatures...........................................................      13
Certifications.......................................................      14



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SUPERTEX, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (unaudited)
              (in thousands, except per share amounts)


                                       Three-months Ended,  Six-months Ended,
                                         September 30,        September 30,
                                       2002       2001      2002      2001

Net sales                           $ 13,220   $ 14,243  $ 26,497  $ 29,324
Cost and expenses:
  Cost of sales                        8,102      8,505    16,951    17,696
  Research and development             2,489      2,706     4,807     5,976
  Selling, general and administrative  2,206      1,905     4,041     3,721
                                      ------     ------    ------    ------
      Total costs and expenses        12,797     13,116    25,799    27,393

Income from operations                   423      1,127       698     1,931
  Interest income                        250        441       494       968
  Other income (expense), net            407        148       414       524
                                      ------     ------    ------    ------
      Income before provision for
      income taxes                     1,080      1,716     1,606     3,423
Provision for income taxes               367        583       546     1,164
                                      ------     ------    ------    ------
      Net income                      $  713     $1,133    $1,060    $2,259
                                      ======     ======    ======    ======
Net income per share:

  Basic                               $ 0.06     $ 0.09    $ 0.08    $ 0.18
  Diluted                             $ 0.06     $ 0.09    $ 0.08    $ 0.18
Shares used in per share computation:

  Basic                               12,589     12,417    12,582    12,414
  Diluted                             12,640     12,642    12,788    12,628


See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.




                              SUPERTEX, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                      (unaudited, in thousands)

                                                  September 30,     March 31,
ASSETS                                                2002            2002

Current assets:

   Cash and cash equivalents                        $ 58,144         $ 52,492
   Trade accounts receivable, net                      8,495            9,436
   Inventories                                        15,769           16,494
   Prepaid expenses and other current assets             664              902
   Deferred income taxes                               3,293            3,293
                                                      ------           ------
      Total current assets                            86,365           82,617
Property, plant and equipment, net                    14,967           16,327
Long term investments                                    101            1,451
Deferred income taxes                                  2,985            2,985
                                                      ------           ------
        TOTAL ASSETS                               $ 104,418        $ 103,380



LIABILITIES


Current liabilities:

   Trade accounts payable                            $ 3,958          $ 5,769
   Accrued salaries, wages and employee benefits       6,280            6,565
   Other accrued liabilities                             399              655
   Deferred revenue                                    1,785            1,729
   Income taxes payable                                2,156              566
                                                      ------           ------
      Total current liabilities                       14,578           15,284


SHAREHOLDERS' EQUITY

   Preferred stock, no par value - 10,000 shares
       authorized, none outstanding                      --                --
   Common stock, no par value - 30,000 shares
       authorized; issued and outstanding 12,616
       and 12,544 shares at September 30, 2002 and
       March 31, 2002, respectively                   28,138            27,454
   Retained earnings                                  61,702            60,642
                                                      ------            ------
     Total shareholders' equity                       89,840            88,096
                                                     -------           -------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 104,418         $ 103,380


See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.



                                SUPERTEX, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited, in thousands)

                                                        Six months Ended
                                                September 30,    September 30,
                                                    2002              2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                          $ 1,060         $ 2,259

Non-cash adjustments to net income:

  Depreciation and amortization                       2,696           1,801
  Provision for doubtful accounts                      (136)           (184)
  Provision for excess and obsolete inventories        (253)             58
  Gain on sale of long-term investments              (1,092)           (127)
  Gain on disposal of assets                             (9)            (65)
  Impairment of long term investment                    750              --
  Changes in operating assets and liabilities:
    Accounts receivable                               1,077           1,446
    Inventories                                         978              35
    Prepaid expenses and other assets                   238             178
    Trade accounts payable and accrued expenses      (2,352)         (1,435)
    Income taxes payable                              1,590             390
    Deferred revenue                                     56             604
                                                      -----           -----
      Total adjustments                               3,543           2,701
                                                      -----           -----
        Net cash provided by operating activities     4,603           4,960
                                                      -----           -----
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property, plant and equipment         (1,336)         (1,724)
  Proceed from disposal of property and equipment         9              65
  Sales of long-term investments                      1,692             627
                                                      -----           -----
      Net cash provided by (used in)
          investing activities                          365          (1,032)
                                                      -----           -----
CASH FLOWS FROM FINANCING ACTIVITIES

  Stock options exercised                               684          	610
  Repurchase of stock                                    --            (316)
                                                      -----           -----
        Net cash provided by financing activities       684            	294
                                                      -----           -----
NET INCREASE IN CASH AND CASH EQUIVALENTS             5,652           4,222

CASH AND CASH EQUIVALENTS:

      Beginning of period                            52,492          44,282
                                                     ------          ------
      End of period                                $ 58,144        $ 48,504
                                                     ======          ======

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.



                                SUPERTEX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)


Note 1 - Basis of Presentation

In the opinion of management, the unaudited condensed consolidated financial statements for the three and six month periods ended September 30, 2002 and 2001 include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the consolidated financial condition, results of operations, and cash flows for those periods in accordance with accounting principles generally accepted in the United States of America.

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


Note 2 - Inventories

Inventories consisted of (in thousands):

                                        September 30, 2002      March 31, 2002
Raw materials..............................  $   1,287            $   1,218
Work-in-process............................      9,818               11,849
Finished goods.............................      4,664                3,427
                                               -------              -------
                                              $ 15,769             $ 16,494

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




                                        Three-months Ended,   Six-months Ended
                                            September 30,        September 30,
                                          2002       2001       2002      2001
BASIC:

Net income                              $  713     $ 1,133    $ 1,060  $ 2,259
                                        ======     =======    =======   ======
Weighted average shares outstanding
   for the period                       12,589      12,417     12,582   12,414
                                        ======     =======    =======   ======
Net income per share                    $ 0.06     $  0.09    $  0.08   $ 0.18
                                        ======     =======    =======   ======

DILUTED:


Net income                              $  713     $ 1,133    $ 1,060  $ 2,259
                                        ======     =======    =======  =======
Weighted average shares outstanding
  for the period                        12,589      12,417     12,582   12,414
Dilutive effect of stock options            51         225        206      214
                                        ======     =======    =======  =======
Total                                   12,640      12,642     12,788   12,628
                                        ======     =======    =======  =======
Net income per share                    $ 0.06     $  0.09    $  0.08  $  0.18

Options to purchase the Company's common stock of 1,045,358 shares at an average price of $20.48 per share, and 581,172 shares at an average price of $26.58 per share for the second quarter of fiscal 2003 and second quarter of fiscal 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been antidilutive. For the six months period ending September 30, 2003 and 2002, respectively, options to purchase the Company's common stock of 663,650 shares at an average price of $24.83 per share, and 580,314 shares at an average price of $26.75 per share, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

Note 4 - Investments

During the quarter ended September 30, 2002, the Company sold a long-term investment resulting in a $1,092,000 gain before taxes. This gain was partially offset by a $750,000 impairment charge before taxes to fully reserve for another long-term investment in a start-up company that began experiencing liquidity concerns during the quarter ended September 30, 2002. These amounts are included within other income (expense), net in the Condensed Consolidated Statements of Income.

Note 5 - Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS
146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS 146 on January 01, 2003. The provisions of
EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

This 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates ", and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this 10-Q are our plans to continue in the future our current level of R&D investment on new product development as a percent of net sales and our anticipation that our available funds and expected cash generated from operations will be sufficient to meet our cash and working capital requirements through at least the next twelve months. These statements are only predictions not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include that the demand for our products or results of our product development change adversely such that it would be unwise not to decrease research and development as well as those risks and uncertainties described in "Risk Factors" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our Annual Report of Form 10-K for the fiscal year ended
March 31, 2002. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Results of Operations

Net Sales

Net sales for the quarter ended September 30, 2002 were $13,220,000, a 7% decrease compared to $14,243,000 for the same quarter last year and essentially flat as compared with the prior quarter of $13,277,000. Net sales for the six months ended September 30, 2002 were $26,497,000, a 10% decrease compared to $29,324,000 for the same period of the prior fiscal year. Our sales for the second quarter continued to be adversely affected by the continued global economic slowdown and the slowdown in the semiconductor business. Although our total net sales for the second quarter of fiscal 2003 were essentially flat as compared with the first quarter of fiscal 2003, demand for our telecom products decreased by approximately $491,000 during the second quarter of fiscal 2003 as compared to the first quarter and continues to be adversely affected by the slow capital equipment business of our telecom customers. This decrease was offset by increased demand of approximately $452,000 for our medical electronics products.

As a percentage of total sales for the quarter ended September 30, 2002, sales to customers in the imaging, medical electronics, and telecommunications markets represented 38%, 36%, and 18% of total sales, respectively, compared to 30%, 38% and 22% of total sales for the quarter ended September 30, 2001. Sales to customers in other markets accounted for 8% of the quarter ended September 30, 2002 and 10% for the same quarter of last fiscal year.

Sales to international customers for the quarter ended September 30, 2002 were $4,301,000, or 33% of the Company's net sales as compared to $3,901,000, or 27% of the net sales of the same period of last year. In comparing the current quarter with the same period last year, dollar sales to international customers increased by 10% while the total net sales declined 7%.

Approximately 32% of the Company's net sales for the six-month period ended September 30, 2002 were derived from international customers as compared to 28% of the same period of last year. The bulk of the increase in percentage of international sales for the six-month period occurred during the second fiscal quarter. The three-month and six-month increases in the percentage of international sales are the result of increased shipments to our customers in Asia, primarily due to the increase in orders from contract manufacturers in Asia, and the decline in our foundry business which are from domestic customers.

Gross Profit

As a percent of sales, the Company's gross profit was 39% and 36% for the three-month period and six-month periods ended September 30, 2002, compared with 40% for both the three-month and six-month periods of last fiscal year. Although slower sales decreased plant capacity utilization which adversely affected the gross profit margins, rigorous cost reduction measures allowed the Company to quickly lower manufacturing expenditures thereby retaining reasonable gross profit percentages to sales.

Research and Development (R&D)

R&D expenses decreased 8% to $2,489,000 for the quarter ended September 30, 2002 as compared to $2,706,000 for the same quarter of the prior year, and increased 7% from the prior quarter of $2,318,000. As a percent of sales, our R& D expenses maintained the same level of 19% as the second quarter of last year. We plan to continue this level of R&D investments as a percent of net sales on new product development.

The dollar decrease in R&D expenses for the quarter ended September 30, 2002 is primarily due to reduction in prototype processing costs as several new products were transferred to production status. Additional savings were realized from a reduction in software expenses.

For the six months ended September 30, 2002, R&D expenses decreased by $1,169,000 to $4,807,000 from $5,976,000 for the same period of the prior year, with the bulk of the decrease occurring during the first three months. The decrease is attributed primarily to the reduction in prototype processing cost as many new products were transferred to production status, reduction in software expenses and reduction in mask tooling expenses.

Selling, General and Administrative  (SG&A)

SG&A increased by 16% to $2,206,000 or 17% of net sales for the quarter ended September 30, 2002 as compared with $1,905,000 or 13% of net sales in the same quarter of the prior year. The increase in spending was due to intensified sales efforts during the quarter and included payroll and benefits of $246,000 resulting from additional headcount, travel expenses of $57,000, and advertising costs of $39,000.

For the six months ended September 30, 2002, SG&A expenses were $4,041,000 or 15% of net sales compared to $3,721,000 or 13% for the same period of the
prior fiscal year, a $320,000 increase.    This increase resulted from
increased spending for advertising of $162,000, payroll and benefits due to headcount increase of $143,000, sales commissions of $139,000, travel and entertainment of $56,000, bad debt expenses of $48,000 and occupancy costs of $47,000 offset in part by decreased spending for outside services of $183,000 and salesmen bonuses of $131,000.

Income from Operations

Income from operations was $423,000, or 3% of net sales for the quarter ended September 30, 2002, compared to $1,127,000, or 8% of net sales for the quarter ended September 30, 2001. The decrease in operating income is primarily attributable to lower sales and the further decline in production capacity utilization. For the six months ended September 30, 2002, income from operations was $698,000 or 3% of net sales, compared to $1,931,000 or 7% of net sales for the same period of the prior fiscal year. The decrease in operating income as a percentage of sales is attributable to the decline in production capacity utilization resulting from the decline in sales.

Interest and Other Income

Interest and other income, net for the three-month and six-month periods ended September 30, 2002, were $657,000 and $908,000, respectively compared to $589,000 and $1,492,000 for the same periods of last fiscal year.

Interest income for the three-month and six-month periods ended September 30, 2002, were $250,000 and $494,000 respectively, compared to $441,000 and $968,000 for the same periods of prior year. The decrease in interest income is primarily attributable to lower yields on the money market accounts where we maintain the bulk of our cash deposits.

Other Income for the three month period ended September 30, 2002 was $407,000 compared with $148,000 for the same period last year. The increase in other income for this quarter was attributed to a realized gain before taxes from the sale of a long-term investment of $1,092,000, which was partially offset by a $750,000 impairment charge before taxes to fully reserve for another long-term investment in a start-up company that began experiencing liquidity concerns during the quarter ended September 30, 2002. Other income for the six month period ended September 30, 2002, was $414,000, compared with $524,000 for the same period last year. The decrease was attributed to the $750,000 investment impairment charge noted above, the absence of restocking fees collected from customers for returning products in the prior year period of $160,000, reduction in gains from sale of retired equipment of $56,000, increase in sublease expenses net of sublease income of $51,000, increase in miscellaneous expenses of $61,000, offset by an increase in realized gains from sale of long-term investments from $127,000 for the six months ended September 30, 2001 to $1,092,000 for the six months ended September 30, 2002.

Provision for Income Taxes

The Company's effective tax rate for the three-month and six-month periods ended September 30, 2002 was 34%, which remained unchanged from the respective prior year period.

Liquidity and Capital Resources

On September 30, 2002, the Company had $58,144,000 in cash and cash equivalents, compared with $52,492,000 on March 31, 2002. This increase is due primarily to a positive cash flow from operating activities of $4,603,000 consisting principally of net income of $1,060,000 and non-cash charges for depreciation and amortization of $2,696,000, and an impairment of long-term investment of $750,000, which was partially offset by a gain on sale of long-term investments of $1,092,000, and a reduction in the provision for excess and obsolete inventories of $253,000. Factors affecting cash flow from operating activities include (a) a decrease in accounts receivable of $1,077,000 primarily attributed to the decrease in revenue; (b) a decrease in inventories of $978,000 due to a planned inventory reduction in line with lower sales; (c) a decrease in accounts payable and other accrued items of $2,352,000 due to a decrease in purchasing activities; and (d) an increase of $1,590,000 in income tax payable.

Net cash provided from investing activities during the six-month period was $365,000. Investing activities for this period consisted of a $1,692,000 proceeds from the sale of a long-term investment offset by a $1,336,000 purchases of equipment primarily for the upgrade our wafer fabrication facility.

Net cash provided by financing activities for the three-month period was $684,000 generated by proceeds from the issuance of common stock through the exercise of employee stock options.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risk.

Interest Rate Sensitivity

The Company may be exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities. The Company has no holdings of derivative or commodity instruments. The fair value of the Company's investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. As of September 30, 2002, the Company maintained its funds primarily in money market funds and it plans to continue to invest a significant portion of its existing cash in interest bearing money market funds and other short-term debt securities with maturities of less than a year.

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within required time periods.

The Company's principal executive and financial officer has evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within the 90 days prior to the date of this Form 10-Q ("Evaluation Date") and has determined that, as of the Evaluation Date, such controls and procedures are reasonable taking into account the totality of the circumstances.

(b) Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.


PART II  -  OTHER INFORMATION

Item 1. - Legal Proceedings

        None

Item 2. - Changes in Securities and Use of Proceeds

	None

Item 3. - Defaults Upon Senior Securities

	None

Item 4. - Submission of Matters to a Vote of Security Holders

The Company's Annual Shareholders' Meeting was held on August 16, 2002 at 10:00 a.m., at which the following matters were acted upon:

                                                   Votes Withheld/   Broker
Matter Acted Upon        Votes For  Votes Against  Abstentions      Non-Votes

1. Election of Directors

       Henry C. Pao     11,005,139           0      833,545              0
       Benedict Choy    11,007,332           0      831,352              0
       Richard Siegel   11,006,227           0      832,457              0
       W. Mark Loveless 11,820,816           0       17,868              0
       Elliott Schlam   11,821,616           0       17,068              0
       Milton Feng      11,820,916           0       17,768              0

2. Ratification of the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending March 29, 2003.

                        11,810,175         21,977     6,532              0

Item    5. - Other Information

	None

Item 	6. - Exhibits and Reports on Form 8-K

(a)   Exhibits:  None

(b)   Reports on Form 8-K

No report on Form 8-K was filed during the quarter for which this Form 10-Q is filed.




Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. 1350

I, Henry C. Pao, the chief executive officer and chief financial officer of Supertex, Inc., a California corporation (the "Company"), certify pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(i)	the Quarterly Report of the Company on Form 10-Q for the period ending September 30, 2002 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/ Henry C. Pao
                                    -------------------------
                                    Henry C. Pao, Ph.D.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUPERTEX, INC.
                                    (Registrant)

Date:  November 11, 2002

                                   By:/s/ Henry C. Pao
                                      ___________________________
                                   Henry C. Pao, Ph.D., President
                                  (Principal Executive and Financial Officer)




CERTIFICATIONS

I, Henry C. Pao, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Supertex, Inc., a California corporation ("registrant").;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002                          /s/ Henry C. Pao
                                                  _______________________
                                                  Henry C. Pao, Ph.D.
                                                  Chief Executive Officer
                                                  and Chief Financial Officer