Form 10-Q
period 2002-12-31
SUPERTEX INC
filed 2003-02-11
CIK 730000

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended December 31, 2002

or

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

                        Yes  X         No

The total number of shares outstanding of the Registrant's common stock as of February 7, 2003 was 12,658,267


                    Total number of pages:  15

SUPERTEX, INC.
			QUARTERLY REPORT - FORM 10Q


Table of Contents                                                     Page No.

PART I - FINANCIAL INFORMATION

Item	1.	Financial Statements
                   Unaudited Condensed Consolidated Statements of Income     3
                   Unaudited Condensed Consolidated Balance Sheets           4
                   Unaudited Condensed Consolidated Statements of Cash Flows 5 Notes to Condensed Consolidated Financial Statements 6
Item	2.	Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    8
Item   	3.	Quantitative and Qualitative Disclosures About Market Risk
                and Interest Rate Risk                                      12
Item    4.      Controls and Procedures                                     12

PART II- OTHER INFORMATION

Item    1.      Legal Proceedings                                           13
Item    2.      Changes in Securities and Use of Proceeds                   13
Item    3.      Defaults Upon Senior Securities                             13
Item    4.      Submission of Matters to a Vote of Securities Holders       13
Item    5.      Other Information                                           13
Item    6.      Exhibits and Reports on Form 8-K                            13

Statement of Chief Executive Officer and Chief Financial Officer under
18 U.S.C. 1350                                                              14
Signatures                                                                  14
Certifications                                                              15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                SUPERTEX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                 (in thousands, except per share amounts)



                                        Three-months Ended, Nine-months Ended,
                                          December 31,        December 31,

                                        2002       2001      2002        2001

Net sales                             $13,888    $14,062   $40,385     $43,386
                                      -------    -------   -------     -------
Cost and expenses:

   Cost of sales                        8,658      7,955    25,609      25,651
   Research and development             2,164      2,581     6,972       8,558
   Selling, general and administrative  2,366      1,803     6,407       5,523
                                      -------    -------   -------     -------
   Total costs and expenses            13,188     12,339    38,988      39,732
                                      -------    -------   -------     -------
Income from operations                    700      1,723     1,397       3,654
   Interest income                        154        335       648       1,303
   Other income (expense), net            124        (46)      538         478
                                      -------    -------   -------     -------
         Income before provision
                for income taxes          978      2,012     2,583       5,435
Provision for income taxes                281        684       827       1,848
                                      -------    -------   -------     -------
         Net income                      $697     $1,328    $1,756      $3,587
                                      =======    =======   =======     =======
Net income per share:
   Basic                                $0.06      $0.11     $0.14       $0.29
                                      =======    =======   =======     =======
   Diluted                              $0.05      $0.10     $0.14       $0.28
                                      =======    =======   =======     =======
Shares used in per share computation:
   Basic                               12,608     12,445    12,591      12,424
                                      =======    =======   =======     =======
   Diluted                             12,680     12,796    12,752      12,678
                                      =======    =======   =======     =======

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

                                   SUPERTEX, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited, in thousands)


                                                  December 31,     March 31,
                                                     2002            2002
ASSETS


Current assets:
    Cash and cash equivalents                      $ 57,305         $ 52,492
    Short term investments                            3,866                0
    Trade accounts receivable, net                    8,788            9,436
    Inventories                                      14,779           16,494
    Prepaid expenses and other current assets           665              902
    Deferred income taxes                             3,293            3,293
                                                  ---------        ---------
       Total current assets                          88,696           82,617
Property, plant and equipment, net                   13,335           16,327
Other Assets                                            101            1,451
Deferred income taxes                                 2,985            2,985
                                                  ---------        ---------
  TOTAL ASSETS                                    $ 105,117        $ 103,380
                                                  =========        =========


LIABILITIES

Current liabilities:

    Trade accounts payable                         $  3,120        $   5,769
    Accrued salaries, wages and employee benefits     6,021            6,565
    Other accrued liabilities                           661              655
    Deferred revenue                                  1,881            1,729
    Income taxes payable                              2,450              566
                                                   --------         --------
       Total current liabilities                     14,133           15,284
                                                   --------         --------


SHAREHOLDERS' EQUITY


    Preferred stock, no par value -
       10,000 shares authorized, none outstanding        --               --

    Common stock, no par value -
       30,000 shares authorized; issued and
       outstanding 12,658 and 12,544 shares
       at December 31, 2002 and March 31, 2002,
       respectively                                  28,586           27,454
    Retained earnings                                62,398           60,642
                                                   --------         --------
       Total shareholders' equity                    90,984           88,096
                                                   --------         --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 105,117        $ 103,380
                                                   ========         ========

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.



                                SUPERTEX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)




                                                       Nine months Ended
CASH FLOWS FROM OPERATING ACTIVITIES            December 31,     December 31,
                                                    2002             2001

Net income                                      $    1,756        $    3,587
                                                ----------        ----------
Non-cash adjustments to net income:
  Depreciation and amortization                      4,128             2,927
  Provision for doubtful accounts                     (147)             (416)
  Provision for excess and obsolete inventories        896               901
  Gain on sale of long-term investments             (1,092)            	(127)
  Gain (loss) on disposal of assets                    (10)               12
  Loss on impairment of long-term investment           750                --
  Changes in operating assets and liabilities:
    Accounts receivable                                795              2,769
    Inventories                                        819             (1,524)
    Prepaid expenses and other assets                  237                315
    Trade accounts payable and accrued expenses     (3,187)            (2,384)
    Income taxes payable                             1,884              1,105
    Deferred revenue                                   152                566
                                                ----------         ----------
    Total adjustments                                5,225              4,144
                                                ----------         ----------
      Net cash provided by operating activities      6,981              7,731

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property, plant and equipment        (1,136)            (4,838)
  Proceeds from disposal of property and equipment      10                149
  Purchases of short-term investments               (3,866)                --
  Sales of long-term investments                     1,692                627
                                                ----------         ----------
      Net cash used in investing activities         (3,300)            (4,062)

CASH FLOWS FROM FINANCING ACTIVITIES

  Stock options exercised                            1,132              1,014
  Repurchase of stock                                   --               (315)
                                                ----------         ----------
      Net cash provided by financing activities      1,132                699
                                                ----------         ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS            4,813              4,368
CASH AND CASH EQUIVALENTS:


      Beginning of period                           52,492             44,282
                                                ----------         ----------
      End of period                               $ 57,305          $  48,650
                                                ==========         ==========

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.



                             SUPERTEX, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)


Note 1 - Basis of Presentation

In the opinion of management, the unaudited condensed consolidated financial statements for the three and nine month periods ended December 31, 2002 and 2001 include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the consolidated financial condition, results of operations, and cash flows for those periods in accordance with accounting principles generally accepted in the United States of America.

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

Note 2 - Inventories

Inventories consisted of (in thousands):
                                        December 31, 2002       March 31, 2002
Raw materials...........................    $   1,164             $   1,218
Work-in-process.........................        9,258                11,849
Finished goods..........................        4,357                 3,427
                                            ---------              --------
                                            $  14,779             $  16,494
                                            =========              ========

During the quarter ended December 31, 2002, the Company recorded a charge to cost of goods sold of approximately $937,000 to write-down work-in-process inventory due to quantities on hand being in excess of projected demand. The write-down in inventory is centered primarily in the Company's Telecom data communication products.

Note 3 - Comprehensive Income

Comprehensive income equals net income for all periods presented.

Note 4 - Net Income per Share

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

                                        Three-months Ended   Nine-months Ended
                                            December 31,        December 31,
                                        2002        2001      2002      2001

BASIC:
Net income                           $   697     $ 1,328    $ 1,756   $ 3,587
                                     =======     =======    =======   =======
Weighted average shares outstanding
    for the period                    12,608      12,445     12,591    12,424
                                     =======     =======    =======   =======
Net income per share                 $  0.06     $  0.11    $  0.14   $  0.29
                                     =======     =======    =======   =======

DILUTED:
Net income                           $   697     $ 1,328    $ 1,756   $ 3,587
                                     =======     =======    =======   =======
Weighted average shares outstanding
    for the period                    12,608      12,445     12,591    12,424
Dilutive effect of stock options          72         351        161       254
                                     -------     -------    -------   -------
Total                                 12,680      12,796     12,752    12,678
                                     =======     =======    =======   =======
Net income per share                 $  0.05     $  0.10    $  0.14   $  0.28
                                     =======     =======    =======   =======

Options to purchase the Company's common stock of 841,369 shares at an average price of $21.70 per share, and 437,430 shares at an average price of $30.01 per share for the third quarter of fiscal 2003 and third quarter of fiscal 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months period ended December 31, 2002 and 2001, respectively, options to purchase the Company's common stock of 650,292 shares at an average price of $24.74 per share, and 590,737 shares at an average price of $26.34 per share, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

Note 5 - Investments

During the quarter ended September 30, 2002, the Company sold a long-term investment resulting in a $1,092,000 gain before taxes. This gain was partially offset by a $750,000 impairment charge before taxes to fully reserve for another long-term investment in a start-up company that is experiencing liquidity concerns. These amounts are included within other income (expense), net in the Condensed Consolidated Statements of Income.

Note 6 - Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of
SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company's adoption of SFAS 146 on January 1, 2003 had no impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. The Company's adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No.148 amends SFAS No. 123 and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and is effective for interim periods beginning after December 15, 2002. The Company's adoption of SFAS
No. 148 on January 1, 2003 did not have a material effect on the Company's financial position or results of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

This 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates ", and variations of these words and similar expressions, are intended to identify forward-looking statements. An Example of such forward-looking statements in this 10-Q is our anticipation that our available funds and expected cash generated from operations will be sufficient to meet our cash and working capital requirements through at least the next twelve months. These statements are only predictions not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include that we would have an unexpectedly large demand for cash as well as those risks and uncertainties described in "Risk Factors" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our Annual Report of Form 10-K for the fiscal year ended March 31, 2002. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Critical accounting policies affecting us, and the critical estimates we made when applying them have not changed materially since March 31, 2002.

Overview

Supertex designs, develops, manufactures, and markets high voltage semiconductor devices, including analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We supply standard and custom high voltage interface products primarily for use in the telecommunications, imaging, medical electronics, and industrial markets. We also provide wafer foundry services for the manufacture of integrated circuits for customers using customer-owned designs and mask tooling.

Results of Operations

Net Sales

Net sales for the quarter ended December 31, 2002 were $13,888,000, a 1% decrease compared to $14,062,000 for the same quarter of prior fiscal year. Net sales for the nine months ended December 31, 2002 were $40,385,000, a 7% decrease compared to $43,386,000 for the same period of the prior fiscal year. Net sales for the quarter ended December 31, 2002 continued to be adversely affected by the global economic slowdown and the slowdown in the semiconductor industry. However, net sales for the quarter ended December 31, 2002 increased 5% sequentially when compared with net sales for the quarter ended
September 30, 2002 of $13,220,000.   Medical electronics product sales
increased by $267,000 or 6%, telecommunications product sales increased by $162,000 or 7% and imaging product sales increased by $107,000 or 2% for the quarter ended December 31, 2002 as compared to the quarter ended September 30, 2002.

As a percentage of total net sales for the quarter ended December 31, 2002, sales to customers in the medical electronics, imaging, and telecommunications product sales represented 37%, 37%, and 18% of total net sales respectively, compared to 44%, 27% and 21% of total net sales for the same quarter of the prior fiscal year. Sales of other miscellaneous products for the quarters ended December 31, 2002 and 2001 were 8% of total sales.

Sales to international customers for the quarter ended December 31, 2002 were $3,788,000, or 27% of the Company's net sales as compared to $4,681,000, or 33% of total net sales for the same period of prior fiscal year. The decrease in international sales for the quarter ended December 31, 2002 compared to the same period of the prior fiscal year is the result of decreased shipments to our customers in Japan and Korea. For the nine-months ended December 31, 2002 sales to international customers were $12,190,000, or 30% of total net sales as compared to $12,743,000, or 29% of total net sales for the same period of prior fiscal year.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing raw silicon wafers, cost associated with assembly, packaging, test, quality assurance and product yields, the cost of personnel, facilities, and equipment associated with manufacturing support and charges for excess inventory.

During the quarter ended December 31, 2002, the Company recorded a charge to cost of goods sold of approximately $937,000 to write-down work-in-process inventory due to quantities on hand being in excess of projected demand. The write-down in inventory is centered primarily in our Telecom data communication products. Our customer orders have increasingly become orders placed with short lead-time instead of longer-term orders, which has made it more difficult to project future demand.

As a percent of sales, the Company's gross margin were 38% and 37% for the three-months and nine-months ended December 31, 2002 respectively, compared with 43% and 41%, respectively, for the same periods of the prior fiscal year. Gross profit has been adversely affected by less favorable product mix, the charge for the write-down of inventory, and continued low plant capacity utilization, which has been partially offset by continued cost controls.

Research and Development (R&D)

R&D expenses decreased 16% to $2,164,000 for the quarter ended December 31, 2002 as compared to $2,581,000 for the same quarter of the prior fiscal year. The dollar decrease in R&D expenses for the quarter ended December 31, 2002 is primarily due to cost control measures adopted by the Company through reduction in software and overhead expenses. Additional savings were realized through lower prototype processing costs as several new products were transferred to production status.

As a percent of net sales, our R&D expenses were 16% of net sales for the quarter ended December 31, 2002 as compared with 18% for the same quarter of the prior fiscal year.

For the nine months ended December 31, 2002, R&D expenses decreased 19% to $6,972,000 from $8,558,000 for the same period of the prior fiscal year. The decrease is attributed primarily to the reduction in prototype processing cost as many new products were transferred to production status, reduction in software expenses and reduction in mask tooling expenses.

Selling, General and Administrative  (SG&A)

SG&A expenses increased by 31% to $2,366,000 or 17% of net sales for the quarter ended December 31, 2002 as compared to $1,803,000 or 13% of net sales of the same quarter of the prior fiscal year. This increase was primarily due to stepped-up sales and marketing efforts which included increase in payroll and benefits of $110,000 resulting from additional headcount, an increase in salesman bonus of $108,000, an increase in conference related expenses of $43,000, and an increase in travel expenses of $44,000. In addition, the SG&A expenses of the prior fiscal year quarter were partially offset by benefits from the collection of previously reserved accounts receivable of $232,000.

For the nine months ended December 31, 2002, SG&A expenses were $6,407,000 or 16% of net sales as compared to $5,523,000 or 13% for the same period of the prior fiscal year, an $884,000 increase. This increase was attributed mainly to an increase of $296,000 in payroll and benefits due to additional headcount, an increase in advertising spending of $175,000, an increase in sales commissions expenses of $163,000, and an increase in travel expenses of $100,000. In addition, SG&A expenses for the nine months ended December 31, 2001 were partially offset by benefits from the collection of previously reserved accounts receivable of $416,000 as compared with SG&A expenses for the nine months ended December 31, 2002, which were partially offset by benefits from the collection of previously reserved accounts receivable of approximately $147,000.

Income from Operations

Income from operations was $700,000, or 5% of net sales for the quarter ended December 31, 2002 compared to $1,723,000, or 12% of net sales for the same quarter of the prior fiscal year. The decrease in operating income is primarily attributable to the charge for the write-down of inventory, further decline in production capacity utilization and an increase in Sales and Marketing expenses.

For the nine months ended December 31, 2002, income from operations was $1,397,000 or 3% of net sales, compared to $3,654,000 or 8% of net sales for the same period of the prior fiscal year. The decrease in operating income is attributable primarily to the charge for the write-down of inventory, lower sales, continued decline in production capacity utilization, unfavorable product mix, some price erosion and the continued economic slowdown.

Interest Income and Other Income, Net

Interest income and other income, net for the three and nine-months ended December 31, 2002 were $278,000 and $1,186,000, respectively, when aggregated together. For the corresponding periods of the prior fiscal year they were $289,000 and $1,781,000 respectively.

Interest income for the three and nine- months ended December 31, 2002 was $154,000 and $648,000 respectively, compared to $335,000 and $1,303,000 respectively for the same periods of the prior fiscal year. The decrease in interest income is primarily attributable to lower yields in the money market accounts where we maintain the bulk of our cash deposits.

Other income, net for the quarter ended December 31, 2002 was $124,000 compared with other expense, net of $46,000 for the same quarter of the prior fiscal year, a $170,000 increase. The increase in other income, net was attributable primarily to a gain representing an increase in the fair value of mutual fund investments held by the Company's Supplemental Employee Retirement Plan of $81,000, and a $59,000 gain from the settlement of a dispute.

Other income, net for the nine-months ended December 31, 2002 was $538,000, compared with $478,000 for the same period of the prior fiscal year, a $60,000 increase. The increase was primarily attributed to a gain from sale of long-term investments of $1,092,000 during the nine months ended December 31, 2002 as compared with gains from the sale of long-term investments of $127,000 for the same period of the prior year, a $750,000 impairment charge taken during the nine months ended December 31, 2002 to fully reserve for a long-term investment in a start-up company that is experiencing liquidity concerns, a gain during the nine months ended December 31, 2002 representing an increase in the fair value of mutual fund investments held by the Company's Supplemental Employee Retirement Plan of $81,000, a $59,000 gain during the nine months ended December 31, 2002 from the settlement of a dispute, the absence of restocking fees collected from customers for returning products in the nine months ended December 31, 2002 as compared to $160,000 of such fees for the same period of prior fiscal year, and a net increase in sub-lease expenses of $126,000.

Provision for Income Taxes

The Company's effective tax rate for the quarter ended December 31, 2002 was 29% compared to 34% for the same quarter of the prior fiscal year. For the nine-months ended December 31, 2002, the effective tax rate was 32% compared to 34% for the same period of the prior fiscal year. The reduction of the effective tax rate was primarily due to a change in the geographic mix of income.

Liquidity and Capital Resources

On December 31, 2002, the Company had $61,171,000 in cash, cash equivalents, and short term investments, compared with $52,492,000 on March 31, 2002. The Company anticipates that available sources of funds including cash, cash equivalents, short term investments, and expected cash to be generated from operations will be sufficient to meet cash and working capital requirements through at least the next twelve months.

Cash and cash equivalents increased $4,813,000 to $57,305,000 at December 31, 2002 from $52,492,000 at December 31, 2002. The increase is due primarily to a positive cash flow from operating activities of $6,981,000 consisting principally of a net income of $1,756,000, non-cash charges for depreciation and amortization of $4,128,000, a gain on the sale of a long-term investment of $1,092,000 which was partially offset by an impairment charge of $750,000 on another long-term investment, an increase in the provision for excess and obsolete inventories of $896,000 and a decrease in the provision for doubtful accounts of $147,000. Other factors affecting cash flow from operating activities include (a) a decrease in accounts payable and other accrued items of $3,187,000 due to a decrease in purchasing activities; (b) an increase in income tax payable $1,884,000; (c) a decrease in inventory of $819,000; (d) a decrease in accounts receivable of $795,000; (e) a decrease in prepaid expense and other assets of $237,000, and; (f) an increase in deferred revenue of $152,000.

Net cash used in investing activities during the nine-months ended December 31, 2002 was $3,300,000. Investing activities for the nine-months ended December 31, 2002 consisted of $1,692,000 from the sale of a long-term investment offset by purchases of short-term investments of $3,866,000, and purchases of equipment of $1,136,000 primarily for upgrading our wafer fabrication facility.

Net cash provided by financing activities for the nine-months ended December 31, 2002 was $1,132,000 and was generated by proceeds from the issuance of common stock through the exercise of employee stock options and employee stock purchases.

Future minimum lease payments and sublease income under all non-cancelable operating leases at December 31, 2002 are as follows (in thousands):

Fiscal Year Ended March 31         Operating Lease       Sublease Income
--------------------------         ---------------       ---------------
Q4 2003                                 $      326             $     147
2004                                         1,257                   632
2005                                         1,124                   370
2006                                           147                   336
2007                                           152                   336
                                   ---------------       ---------------
                                        $    3,006             $   1,821

Item 3. - Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risk.

Interest Rate Sensitivity

The Company is not likely exposed to financial market risks due primarily to changes in interest rates. It does not use derivatives to alter the interest characteristics of its investment securities. It has no holdings of derivative or commodity instruments. The fair value of its investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. As of December 31, 2002, it maintained its funds primarily in money market funds and it plans to continue to invest a significant portion of its existing cash in interest bearing money market funds and other short-term investments with maturities of less than a year.

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




Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. 1350

I, Henry C. Pao, the chief executive officer and chief financial officer of Supertex, Inc., a California corporation (the "Company"), certify pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(i)	the Quarterly Report of the Company on Form 10-Q for the period ending December 31, 2002 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                /s/ Henry C. Pao
                                _________________________________
                                Henry C. Pao, Ph.D.


                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SUPERTEX, INC.
                        (Registrant)

Date: February 11, 2003


        By:                       /s/ Henry C. Pao
                                  _____________________________
                                  Henry C. Pao, Ph.D.
                                  President
                                  (Principal Executive and Financial Officer)


CERTIFICATIONS

I, Henry C. Pao, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Supertex, Inc., a California corporation ("registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods, presented in this quarterly report;

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


Date:  February 11, 2003                          /s/ Henry C. Pao
                                                  ____________________________
                                                  Henry C. Pao, Ph.D.
                                                  Chief Executive Officer
                                                  and Chief Financial Officer