Form 10-K
SUPERTEX INC
filed 2003-06-24
CIK 730000

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                             FORM 10-K
(MARK ONE)
(x)	Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee Required) For the Fiscal Year Ended March 31, 2003
                                 or
(  )	Transition Report Pursuant to Section 13 or 15(d) of the Securities
and Exchange Act of 1934  For the transition period from _______ to ________
                     Commission File No. 0-12718

                            SUPERTEX, INC.
        (Exact name of Registrant as specified in its Charter)
California                                                      94-2328535
(State or other jurisdiction of incorporation or organization) (IRS Employer
                                                               Identification
                                                                No.)

1235 Bordeaux Drive Sunnyvale, California 94089
(Address of principal executive offices)
Registrant's Telephone Number, Including Area Code:  (408) 222-8888

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  x   No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 27, 2003, was $92,560,833 based on the closing price reported for such date. Shares of common stock held by officers, directors and other persons who may be deemed "affiliates" of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The total number of shares outstanding of the Registrant's common stock as of June 20, 2003, was 12,705,704.

Documents Incorporated by Reference: Part III incorporates by reference portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on August 15, 2003 (the "Proxy Statement").


Exhibit Index is on Page 44
Total number of pages is 47






                                SUPERTEX, INC.
                           ANNUAL REPORT - FORM 10K

                                Table of Contents

                                                                       Page No.

                                   PART I

Item    1.      Business...................................................  1
Item    2.      Properties.................................................  7
Item    3.      Legal Proceedings..........................................  8
Item    4.      Submission of Matters to a Vote of Security Holders........  8


                                   PART II

Item	5.	Market for Registrant's Common Equity and Related
                Shareholder Matters........................................  8
Item    6.      Selected Consolidated Financial Data.......................  9
Item	7.	Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................. 10
Item    7A.     Quantitative and Qualitative Disclosure about Market Risk.. 20
Item    8.      Financial Statements and Supplementary Data................ 20
Item	9.	Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure................................... 20


                                   PART III

Item    10.     Directors and Executive Officers of the Registrant......... 21
Item    11.     Executive Compensation..................................... 21
Item	12.	Security Ownership of Certain Beneficial Owners
                and Management............................................. 21
Item    13.     Certain Relationships and Related Transactions............. 21
Item    14.     Controls and Procedures.................................... 21


                                   PART IV

Item	15.	Exhibits, Financial Statement Schedule and Reports on
                Form 8-K................................................... 22


Signatures................................................................. 24



                                   PART I

Item 1.  Business

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates, " and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following:
(1) we expect to undertake research and development of more than thirty new product projects during fiscal 2004, (2) our expectation that our wafer fabrication facility (fab) will fulfill our wafer manufacturing capacity needs, (3) our belief that our current backlog will be shipped in fiscal
2004, (4) our belief that our patents may have value and may be useful for cross-licensing, (5) our belief that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in R&D, (6) our anticipation that we will not pay dividends in the near term, (7) our hope that the economy will recover in the coming quarters and that as a result the business of our customers will increase leading to increased revenue for us as well, (8) our belief that our continued growth depends in part on our ability to attract and retain highly skilled employees, (9), that available funds and cash generated from operations will be sufficient to meet our cash and working capital requirements through the end of fiscal 2004, (10) that we expect to spend approximately $2,821,000 for capital acquisitions in fiscal year 2004, and
(11) that the fair value of our investment portfolio would not be significantly impacted by changes in interest rates. These statements are only predictions, are not guarantees, of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in Item 7 "Factors Which May Affect Operating Results" and elsewhere in this report, as well as the risks (1) that our patents may not have material value and that there may not be a market to cross-license them,(2) that there may be alternative ways for us to maintain our competitive position than through investments in R&D, that these alternatives may cost us less money or be more effective than investments in R&D, that our investments in R&D may not result in new products, and that even if our investments in R&D result in new products, these products may not enable us to maintain our competitive position, (3) that we will not obtain continued growth despite hiring highly skilled employees,(4) that we will not generate enough cash from operations to meet our cash and working capital requirements through the end of fiscal 2004, (5) that we need to spend more on capital acquisitions than anticipated, or that we overestimate or underestimate our need for capital acquisition, and (6) that changes in short-term interest rates are significant enough to effect our investment portfolio. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Supertex, Inc. ("Supertex" the "Company" "We" and "us") is a technology-based producer of high voltage analog and mixed signal semiconductor components.
We design, develop, manufacture, and market integrated circuits (ICs), utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. With respect to our DMOS transistor products, the Company has maintained an established position in key products for telecommunication and automatic test equipment industries. Supertex has been an industry leader in high voltage integrated circuits (HVCMOS and HVBiCMOS), which take advantage of the best features of CMOS, bipolar, and DMOS technologies and integrate them into the same chip. They are used by the flat panel display, printer, medical ultrasound imaging, telecommunications, industrial and consumer industries.

We market our products through direct sales personnel, independent sales representatives and distributors in the United States of America and abroad, primarily to electronic original equipment manufacturers.

The Company was incorporated in California in October 1975 and conducted an initial public offering of its Common Stock in December 1983. Our executive offices are located at 1235 Bordeaux Drive, Sunnyvale, California 94089, and our principal manufacturing facilities are located in San Jose, California and in Hong Kong. We have three design centers, one in our Sunnyvale headquarters, one in San Jose, California within our six-inch sub-micron wafer fabrication facility (fab), and one in Hong Kong within our production test facility. We maintain six direct field sales offices located in: (1) Tallman, New York; (2) Irving, Texas; (3) Oley, Pennsylvania; (4) The United Kingdom; (5) Germany; and (6) Taiwan as well as our new International Sales and Distribution Center in Hong Kong established in fiscal 2002. The telephone number of our headquarters is (408) 222-8888. Our mailing address is 1235 Bordeaux Drive, Sunnyvale, California 94088-3607. Our website address is www.supertex.com.

Products

Over the years Supertex has designed and developed a variety of high voltage analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We supply standard and custom interface products primarily for use in telecommunications, imaging and medical electronics markets. Within the same three markets as elaborated in the following, we also provide custom wafer foundry services for the manufacture of integrated circuits using customer-owned designs and mask toolings. During fiscal 2003, foundry services represented approximately 25% of our revenues, with the balance of our revenues coming from product sales, whereas during fiscal 2002 and 2001 foundry services represented approximately 28% and 25% of our revenues, respectively.

The Telecommunications (Telecom)/Broadband Group consists of interface products used in telephone handsets, solid state relays, modems, fax, ISDN, networking, PABX, and PCMCIA cards, as well as diagnostic, curbside, set-top and central office equipment. The IC products include: hotswap controller, supervisory, power management, ringer, protection & isolated switch, Optical micro-electro-mechanical system (MEMS) driver ICs. In addition, we offer foundry service for certain optical MEMS products.

The Imaging Group consists of interface products for flat panel displays and non-impact printers and plotters. The flat panel display product family is sold to customers using electroluminescent (EL), plasma, vacuum fluorescent, Cholesteric LCD, electrophoretic and light remitting diodes (LED) technologies. There is also a family of products for driving EL panels to back-light LCD displays in hand-held instruments, such as cellular phones, PDAs, pagers, HPCs, and meters as well as LEDs for general lighting to replace the incandescent and fluorescent lights because the new LEDs are very efficient. The printer product family is used in ink-jet and electrostatic types of printers and plotters, which are mostly high end products, with full color capability, high resolution and high-speed outputs. In addition, we offer foundry service for charge-coupled devices (CCD) and CMOS imaging devices.

The Medical Electronics Group consists of products primarily for ultrasound diagnostic imaging equipment as well as selected portable instrument applications. In addition, we offer foundry service for pacemaker and defibrillator integrated circuits.

Net sales generated from each of these three groups are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Net Sales."

As a leading provider of products to these specific niche markets, Supertex has been able to work very closely with key customers to define new products and identify future market needs. Such close collaboration has facilitated our development of a wide range of leading edge new products and has allowed our customers to quickly develop new and more advanced products for their markets.

In the DMOS transistor product line, Supertex focuses on certain niches such as very low threshold and low leakage devices, which are most suitable for telecommunication, automatic test equipment, and hand-held applications where these features justify a premium. The DMOS transistor products also serve as building blocks and predecessors to a fully integrated solution such as high voltage integrated circuits.

Supertex operates in only one segment. Information regarding Supertex's Segment Reporting can be found in Notes 1 and 7 of the "Notes to Consolidated Financial Statements."

Research and Development

Supertex incurred research and development expenses of $9,338,000, $11,279,000, and $10,917,000 on research and development activities during fiscal years 2003, 2002, and 2001 respectively. Research and development activities in fiscal 2004 are expected to continue at the rate of over thirty new product projects per year.

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

Manufacturing

Manufacturing operations include wafer fabrication in San Jose, California; limited assembly and packaging in Sunnyvale, California; product testing and quality control in Sunnyvale, California and Hong Kong. Of our long lived assets, 6% were located in our Hong Kong facility at the end of fiscal 2002 and 2003, with the balance located in the U.S.

We subcontract most of our standard component packaging and limited testing to independent assemblers, principally in Thailand and Malaysia. After assembly, packaged units are shipped back to our facilities for final product testing and quality control before shipment to customers. Although our off-shore assemblies have not experienced any serious work stoppages, political instability and the severe acute respiratory syndrome (SARS) epidemic in these countries may adversely affect our assembly operations. Although we have qualified assemblers in different countries to reduce risk, any prolonged work stoppage or other inability to assemble products would have a material adverse impact on our operating results. Furthermore, economic risks, such as changes in tariff or freight rates or interruptions in air transportation, could adversely affect our operating results. We also maintained a specialized assembly area at our manufacturing facilities to package engineering prototypes, to ensure high priority deliveries, and to assemble high reliability circuits required in military and other high reliability applications. We moved our production test operation to Hong Kong in fiscal 2002, but still maintain a small prototype product testing and product engineering operation in Sunnyvale, California. As of the end of the fiscal 2003, the value of all our equipment and facility (long-live assets), located in Hong Kong amounted to $688,000.

We believe that we are well-positioned to fulfill our wafer manufacturing capacity needs for the near future because our fab is running at below fifty percent (50%) utilization.

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

Environmental Laws

Government regulations impose various environmental controls on the waste treatment and discharge of certain chemicals and gases after their use in semiconductor processing. We believe that our activities substantially comply with present environmental regulations. However, increasing attention has been focused on the environmental impact of semiconductor manufacturing operations. While we have not experienced any material adverse effects on our business or financial results from our compliance with environmental regulations and installation of pollution control equipment, there can be no assurance that changes in such regulations will not necessitate our acquisition of costly equipment or other requirements in the future. We work closely with pollution experts from federal, state, and local agencies, especially from the cities of Sunnyvale and San Jose, California, to help us comply with present requirements.

Sales

We market our standard and custom products in the United States and abroad through our direct sales and marketing personnel in our headquarters, as well as through independent sales representatives and distributors supported by our field sales managers out of our sales offices in New York, Texas, Pennsylvania, the United Kingdom, Germany, and Taiwan. In addition we have established an international sale/distribution center in Hong Kong in fiscal 2002.

Export sales are made primarily through independent distributors to customers in Europe and Asia, and represented 33%, 31%, and 38% of net sales in fiscal years 2003, 2002, and 2001 respectively. Exports to Asia are largely to customers in Japan. Export sales are denominated only in U.S. dollars. Although export sales are subject to certain governmental commodity controls and restrictions for national security purposes, we have not had any material adverse effects on our business or financial results because of these limitations.

Microtek Inc., our primary distributor in Japan, accounted for 11% of our net sales for fiscal years 2003 and 2002, respectively, and 12%, of our net sales in fiscal 2001. We do not have a long-term distributorship agreement with Microtek. Normal terms and conditions of sale apply, which include a 60-day notice of cancellation and charges for work-in-process for cancellations less than 60 days from shipment. Outstanding accounts receivable from Microtek accounted for 17% of gross accounts receivable as of March 31, 2003. While we have maintained a good relationship with Microtek, Inc. for over sixteen years, a breakdown in that relationship could materially and adversely affect our business and financial results.

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

Revenue from direct product sales to end-user customers is recognized upon transfer of title and risk of loss, which is generally upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection is probable. For sales to original equipment manufacturers (OEMs), we use either a binding purchase order or signed agreement as evidence of an arrangement. Sales through our distributors are evidenced by a distributor agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Provisions for estimated warranty repairs, returns and other allowances are recorded at the time revenue is recognized. Sales to distributors are made primarily under arrangements allowing limited price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, the Company defers recognition of such sales and the related costs of sales until distributors sell the merchandise to their end-user customers.

Seasonality

While there may be some seasonality in some of our markets, typically weaker in the first half of any calendar year, a seasonal influence on our sales has not been identified as a consistent material trend although the telecommunications market has been exceptionally weak since the first calendar quarter of 2002.

Backlog

Our backlog at March 31, 2003 was approximately $10,457,000 compared with $12,275,000 and $23,956,000 at March 31, 2002, and 2001 respectively. We expect that all of the current backlog will be shipped in fiscal 2004. Customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. For those reasons, we believe that backlog is not meaningful in predicting our actual net revenue for any future period.

Competition

Competition in general among manufacturers of semiconductor components and discrete transistors is intense. Many of our domestic and foreign competitors have larger facilities, more financial, technical, and human resources, and more diverse product lines. Competition in the industry is based primarily upon factors such as product prices, product performance, diversity of product lines, delivery capabilities, and the ability to adapt to rapid technological change in the development of new and improved products. We believe we are generally competitive with respect to these factors; however, because of our market niches, market statistics are not generally available for many of our products. We also believe we are a leader in certain markets for our product families where we have a technological and/or cost advantage. We capitalize on our leadership positions by working very closely with customers to help them with next generation products, thus maintaining our leadership positions. Such close collaboration has produced a wide range of leading edge new products for us and for our customers and is one of our competitive advantages.

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

Employees

At March 31, 2003, we had 334 full time employees primarily located in Northern California and Kowloon, Hong Kong. Many of our employees are highly skilled, and we believe our continued growth and success will depend in part on our ability to attract and retain such employees. At times, like other semiconductor manufacturers, we experienced difficulty in hiring and retaining sufficient numbers of skilled personnel, especially experienced analog integrated circuit designers.

We believe that the compensation, benefits, and incentives offered to our employees are competitive with those generally offered throughout the semiconductor industry. There are no collective bargaining agreements between us and our employees, and there has been no work stoppage due to labor difficulties. The Company considers its employee relations to be good.


Executive Officers of the Company

Name                 Position with the Company           Age  Officer Since
----		     -------------------------           ---  -------------
Henry C. Pao         President, Principal Executive
                     and Financial Officer                 65      1976
Richard E. Siegel    Executive Vice President              57      1982
Benedict C. K. Choy  Senior Vice President,
                     Technology Development,               57      1976
                     and Secretary
Dennis E. Kramer     Vice President, Materials             61      1996
William P. Ingram    Vice President, Wafer Fab Operations  55      1999
Franklin Gonzalez    Vice President, Process Technology    52      1999
Michael Lee          Vice President, I.C. Design           48      1999
Dilip Kapur          Vice President, Standard Products     54      2000
William Petersen     Vice President, Worldwide Sales       50      2001
David Schie          Vice President, Telecom
                     and Broadband Products                31      2001

Officers appointed by the Board of Directors serve at the discretion of the Board. There is no family relationship between any directors or executive officers of the Company.

Henry C. Pao is a founder of Supertex and has served as President, Principal Financial and Executive Officer, and as a Director since the Company's formation in fiscal 1976. Previously, he worked at Fairchild Semiconductor, Raytheon, Sperry Rand and IBM. He has B.S., M.S., and Ph.D. degrees in Electrical Engineering from the University of Illinois at Champaign-Urbana.

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

Available Information

We make available free of charge and through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 159(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 2.  Properties

We lease a building at 71 Vista Montana, San Jose, California covering approximately 61,700 square feet where our six-inch submicron wafer fabrication and process engineering, and Telecom Design functions are located. The current lease at this facility will expire in April 2004 with two five-year options which if exercised would extend the lease to April 2014. Supertex is subleasing a portion of this building to an unrelated third party.

We leased a portion of a building at 10 Sam Chuk Street, Sanpokong, Kowloon, Hong Kong in July 2001. This facility houses our back-end processing operations including: wafer sort, final test, quality control and assembly logistics as well as our Hong Kong Design Center and our International Sales and Distribution Center. In March 2003 we surrendered 4,250 of the 27,850 square feet that was contracted in the original lease agreement.

We also lease a portion of a building, covering approximately 5,600 square feet, at 1225 Bordeaux Drive, Sunnyvale, California, expiring on April 2007. This building is leased from a corporation owned by a former director of the Company and is being sub-leased, essentially at cost, to Reaction Technology, our epitaxial deposition service provider. (See Note 6 of "Notes to Consolidated Financial Statements" and Item 13.)

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

Item 3.  Legal Proceedings

Supertex is not currently a party to any material legal proceedings. However, it may be involved from time to time in various legal actions arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.


                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

The following table sets forth the range of high and low closing sale prices reported on The Nasdaq Stock Market under the symbol SUPX for the periods indicated.

                              Fiscal Years Ended March 31,
                              ----------------------------
                              2003                    2002
                              ----		      ----
                        High       Low            High      Low
                        ----       ---            ----      ---
First Quarter         $ 22.00   $ 13.80         $ 18.28   $ 11.20
Second Quarter          17.62      9.64           17.82     12.02
Third Quarter           15.10      9.25           19.75     15.25
Fourth Quarter          15.36     13.00           23.75     18.00

On May 19, 2003, the last reported sale price was $15.63 per share. There were approximately 2,289 shareholders of record of common stock on May 28, 2003. We have not paid cash dividends on our common stock in fiscal years 2003 and 2002, and the Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans:

     Employee Stock Purchase Plan - The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the "ESPP") and the reservation of shares of common stock for issuance under this Plan at the August 18, 2000 annual shareholder meeting. The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of the Company's fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by the Board of Directors. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company's common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six month offering period, whichever is lower. An eligible employee may purchase no more than 500 shares during any calendar year. A total of 46,408 shares and 45,239 shares of the Company's common stock were issued under the ESPP for fiscal years 2003 and 2002 respectively. There were no shares issued under the ESPP for the year ended March 31, 2001. There are 408,353 shares available for future issuance under the ESPP at the end of fiscal year 2003.

     Stock Option Plans - The 1991 Stock Option Plan (the "1991 Plan") provides for granting incentive stock options to employees, and non-statutory stock options to employees and consultants. Terms for exercising options are determined by the Board of Directors, and options expire at the earlier of the term provided in the Notice of Grant or upon termination of employment or consulting relationship. The 1991 Plan expired in June 2001, thus there were no options available for grant under the 1991 Plan.

     At the end of fiscal year 2003, there were 1,309,380 shares which are issuable upon exercise of outstanding options under the 1991 Plan at a weighted average exercise price of $17.21. Options granted under the 1991 Plan were granted at the fair market value of the Company's common stock on the date of grant and generally expire 7 years from the date of grant or at termination of service, whichever occurs first. The options generally are exercisable beginning one year from date of grant and generally vest over a five-year period.

     Our shareholders approved the adoption of the 2001 Stock Option Plan (the "2001 Plan") and the reservation of 2,000,000 shares of common stock for issuance under the 2001 Plan at the August 17, 2001 annual meeting of shareholders. Terms for exercising options and vesting schedules are similar to the 1991 Plan. At the end of fiscal year 2003, there were 234,700 shares which are issuable upon exercise of outstanding options under the 2001 Plan at a weighted average exercise price of $15.69 and there are 1,765,300 shares remaining available for issuance.

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

                                                                      March 31,
                                                                      --------
                                                          2003     2002     2001     2000      1999
                                                          ----     ----     ----     ----      ----
                                                                         (in thousands)
Balance Sheet Data:
        Working capital............................    $ 78,051 $ 67,333 $ 61,662  $ 52,950  $ 41,650
        Total assets...............................     108,671  103,380   98,695    86,623    74,589
        Shareholders' equity.......................      92,525   88,096   82,359    72,269    62,680
	Cash and cash equivalents and
                 short-term investments............      64,876   52,492   44,282    34,176    28,397
        Total current assets.......................      94,197   82,617   77,998    67,304    53,559
        Total current liabilities..................      16,146   15,284   16,336    14,354    11,909


Fiscal Years Ended March 31,
----------------------------                              2003     2002     2001     2000     1999
                                                          ----     ----     ----     ----     ----
                                                         (in thousands, except per share amounts)
Statement of Income Data:
Net sales..........................................      $54,915   $56,195  $81,455  $70,838  $50,721
Costs and expenses:
        Costs of sales.............................       34,103    33,700   48,790   44,976   28,867
        Research and development...................        9,338    11,279   10,917    8,468    7,195
                Selling, general and administrative        8,722     7,939   10,806    6,980    6,860
	Write-off of acquired in process
        Technology.................................          --        --       --       --     2,506
                                                           -----     -----    -----   ------    -----
Income from operations.............................        2,752     3,277   10,942   10,414    5,293
Other income:
        Interest income............................          916     1,538    2,466    1,978    1,981
        Other income (expense), net                          530     1,037   (1,153)     257     (130)
                                                           -----     -----    -----   ------    -----
Income before provision for income taxes...........        4,198     5,852   12,255   12,649    7,144
Provision for income taxes.........................        1,343     1,990    4,167    4,174    1,810
                                                          ------    ------   ------   ------   ------
        Net income.................................      $ 2,855   $ 3,862  $ 8,088  $ 8,475  $ 5,334
                                                          ======    ======   ======   ======   ======
Net income per share:
        Basic......................................      $  0.23   $  0.31  $  0.65  $  0.70  $  0.44
                                                          ======    ======   ======   ======   ======
        Diluted....................................      $  0.22   $  0.30  $  0.62  $  0.68  $  0.44
                                                          ======    ======   ======   ======   ======
Shares used in per share computation:
        Basic......................................       12,598    12,443   12,351   12,126   12,077
                                                          ======    ======   ======   ======   ======
        Diluted....................................       12,757    12,748   12,990   12,519   12,225
                                                          ======    ======   ======   ======   ======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This discussion includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates, " and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) we expect to undertake research and development of more than thirty new product projects during fiscal 2004, (2) our expectation that our wafer fabrication facility
(fab) will fulfill our wafer manufacturing capacity needs, (3) our belief that our current backlog will be shipped in fiscal 2004, (4) our belief that our patents may have value and may be useful for cross-licensing, (5) our belief that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in R&D, (6) our anticipation that we will not pay dividends in the near term, (7) our hope that the economy will recover in the coming quarters and that as a result the business of our customers will increase leading to increased revenue for us as well, (8) our belief that our continued growth depends in part on our ability to attract and retain highly skilled employees, (9), that available funds and cash generated from operations will be sufficient to meet our cash and working capital requirements through the end of fiscal 2004, (10) that we expect to spend approximately $2,821,000 for capital acquisitions in fiscal year 2004, and (11) that the fair value of our investment portfolio would not be significantly impacted by changes in interest rates. These statements are only predictions, are not guarantees, of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in Item 7 "Factors Which May Affect Operating Results" and elsewhere in this report, as well as the risks (1) that our patents may not have material value and that there may not be a market to cross-license them,
(2) that there may be alternative ways for us to maintain our competitive position than through investments in R&D, that these alternatives may cost us less money or be more effective than investments in R&D, that our investments in R&D may not result in new products, and that even if our investments in R&D result in new products, these products may not enable us to maintain our competitive position, (3) that we will not obtain continued growth despite hiring highly skilled employees,(4) that we will not generate enough cash from operations to meet our cash and working capital requirements through the end of fiscal 2004, (5) that we need to spend more on capital acquisitions than anticipated, or that we overestimate or underestimate our need for capital acquisition, and(6) that changes in short-term interest rates are significant enough to effect our investment portfolio. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Factors Which May Affect Operating Results

Semiconductor companies as a group are subject to many similar risks. These include the risks that (1) the demand for semiconductors decreases as the industry has historically been very cyclical, (2) there are shortages of raw materials and/or fab capacity, or (3) there are changes in underlying circuit or process technology or fab technology. Other factors that could affect our future results include whether we can generate new bookings from both new and current products; general economic conditions, both in the United States and foreign markets, and economic conditions specific to the semiconductor industry; risks associated with customer concentration; our ability to introduce new products, to enhance existing products, and to meet the continually changing requirements of our customers; our ability to maintain and enhance relationships with our assembly and test subcontractors and independent distributors and sales representatives; and whether we can
manufacture efficiently and control costs.   In addition, we are subject to
the below-described risks, which are specific to us and our business:

* We have focused our product offerings primarily on niche markets which leverage our capabilities and in which we believe we have dominance. We attempt to choose markets which are sizable enough to be worth pursuing but which are not large enough to attract fierce competition. These markets could grow enough to attract increased competition or else competitors could enter due to happenstance or downturns elsewhere. In addition, these niches might be more susceptible to shrinkage than more diverse markets, due to their concentration on a few product offerings.

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

* Henry Pao, a director of and the President and CEO of the Company, along with Mr. Pao's father and brother, collectively own greater than 25% of our outstanding stock. They have no agreement among themselves to act together with respect to the Company or their stockholdings. However, were they to act in concert, they would be our largest beneficial shareholder and would have an ability to elect one or more directors, to direct management, and to delay or prevent a change in control.

* We sell a substantial amount of our products internationally. We also package and test most of our products abroad. Problems with foreign economies, political turmoil, wars, changes in the exchange rate, or epidemics, such as SARS could adversely affect our foreign sales or foreign product assembly.

* Our operations may be interrupted and our business would be harmed in the event of an earthquake, terrorist act, and other disaster. Our principal executive offices, our fab facilities, and major suppliers are located in areas that have been subject to severe earthquakes. In the event of an earthquake, we and/or our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Any such interruption in our ability or that of our major suppliers to continue operations at our facilities could delay the development and shipment of our products. Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the recent terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown, the economic consequences of current and potential military actions or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. Such uncertainties could also lead to delays or cancellations of customer orders, a general decrease in corporate spending or our inability to effectively market and sell our products. Any of these results could substantially harm our business and results of operations, causing a decrease in our revenues.

* We depended upon one customer, Microtek, for approximately 11% of our fiscal year 2003 sales. Microtek is our primary distributor in Japan with at least twenty end-user customers. Most of our customers can typically cancel or reschedule orders without penalty so decreased demand for our products could translate into rapid decreases in sales volume.

* We are very dependent upon continued innovation of our engineers. The competition for engineers with relevant experience is extremely intense in the Silicon Valley, where most of our engineers are located. We must compete in terms of salary, benefits, and working conditions with many start-ups which can offer more equity. We established an I.C. Design Center in Hong Kong in fiscal 2001 where competition for qualified engineer is not as intense as that in Silicon Valley. However, a majority of our product innovation activities remains in our Sunnyvale and San Jose offices.

* We operate a fab in San Jose, California at which we use various chemicals and solvents which are regulated by various environmental agencies. We cooperate and work with these agencies to comply with these regulations. Should we nonetheless inadvertently contaminate the soil or ground water, or should the previous operator of the fab have done so, we may be responsible for significant costs to remediate the situation.

* We are dependent upon the continued service of several of our key management and technical personnel. The loss of the services of one or more of our engineers, executive officers and other key personnel or our inability to recruit replacements for, or to attract, retain and motivate these individuals would be harmful to our business. We do not have long-term employment contracts with our employees.

The following discussion should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Selected Consolidated Financial Data" included elsewhere in this Form 10-K. The following table sets forth items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

                                                  Fiscal Years Ended March 31,
                                                  ---------------------------
                                                    2003    2002      2001
                                                    ----    ----      ----
Net sales....................................       100.0%  100.0 %   100.0 %
Costs of sales...............................        62.1    60.0      59.9
Research and development.....................        17.0    20.1      13.4
Selling, general and administrative..........        15.9    14.1      13.3
Income from operations.......................         5.0     5.8      13.4
Other income
        Interest income......................         1.7     2.7       3.0
        Other income (expense), net..........         1.0     1.8      (1.4)
Income before provision for income taxes.....         7.7     10.4     15.0
Provision for income taxes ..................         2.5     3.5       5.1
Net income...................................         5.2%    6.9%      9.9%

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:


Revenue Recognition

We recognize revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection of the resulting receivable is reasonably assured. For sales to original equipment manufacturers (OEMs), we use either a binding purchase order or signed agreement as evidence of an arrangement. Sales through our distributors are evidenced by a distributor agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Sales to our distributors are made primarily under arrangements allowing limited rights of return, limited price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, we defer the recognition of such sales and the related costs of sales until our distributors have sold the merchandise to their end-user customers. Our deferred revenue also includes customer advances under licensing agreements. We recognize deferred license revenue ratably over the term of the contract.

Sales Returns and Other Allowances

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, a minimum allowance is established for all customers based on a percentage applied to outstanding accounts receivable. This percentage is based on our historical collection and write-off experience. Second, we evaluate specific accounts where we have information that a specific customer may have an inability to meet its financial obligations (bankruptcy, etc.) to us. In these cases, significant management judgments and estimates must be made, based on the best available facts and circumstances. We record a specific allowance for that customer against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation

Our inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value and include high technology parts and components that are specialized in nature and subject to rapid technological obsolescence. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand over nine months. Inventories on hand in excess of forecasted demand are not valued. In addition, we write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of our standard manufacturing cost or market value. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence when estimating amounts required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

Accounting for Investments and Consolidation

Although the carrying value of our investments in privately held companies is nil at March 31, 2003, we may make investments in privately held companies in the future. Investments in privately held companies that are not publicly traded have no established market. We have a policy in place to review the fair value of these investments on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of an investment is in excess of its fair value, it is our policy to record a reserve and the related write down is recorded as an investment loss on our consolidated statements of income.
We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than temporary. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. In addition, adverse operating results of underlying long-term investments could result in additional other-than-temporary losses in future periods.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page 28 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Recent Developments

During fiscal 2003, we continued to experience a decreased demand for our products, particularly when compared with the significantly higher levels of demand we experienced during fiscal 2001 and 2000. Our sales continued to be affected by the general slowdown in the economy and in particular the lack of recovery and continued business deceleration at our telecommunications equipment customers. We are hopeful that as the expected improvements in the economy continue over the coming quarters, the business of our customers would increase leading to increased revenue for us as well, although we do not expect to achieve the same level of demand experienced in fiscal 2001 and 2000.

During the year, we generated positive cash flow. We have been successful in controlling costs and have remained profitable even though sales have dropped significantly and our fab has been running at below 50% capacity.

Results of Operations

Fiscal 2003 vs. Fiscal 2002

Net Sales We had net sales of $54,915,000 in fiscal 2003, a decrease of 2% from the previous fiscal year net sales of $56,195,000. Overall semiconductor industry conditions were very weak during fiscal year 2003, as were conditions in all of the markets that we serve, except the imaging market in which we increased our market share. In fiscal 2003, sales of our telecommunications products continued to be adversely affected by the telecommunications industry's lackluster infrastructure spending which reduced demand for our customers' products. This was offset in part by increased revenues for our products in the imaging market.

As percentage of total sales for the year ended March 31, 2003, sales to the medical market accounted for 36% of total sales in fiscal 2003 compared to 39% in the previous year. The telecommunications market represented 19% and 22% of total sales for the fiscal year 2003 and 2002, respectively. Sales to the imaging market accounted for 36% of total sales for fiscal 2003 compared to 29% in fiscal 2002. The sales increase was primarily due to the sales increase in the backlighting inverter ICs for cellular phone applications. Sales to all other markets represented 9% in fiscal 2003 and 10% in fiscal 2002. Compared to fiscal year 2002 on a dollar basis, sales of our medical electronics products decreased 11% to $19,541,000 from $21,835,000, sales of our telecommunications products decreased 14% to $10,596,000 from $12,378,000, and sales of our imaging products increased 24% to $20,012,000 from $16,134,000.

In fiscal 2003, we derived approximately 33% of our net sales from customers outside the United States, primarily in Asia and Europe, compared to 31% in fiscal 2002. Dollar sales to international customers also increased approximately 7% from $17,186,000 to $18,403,000. Additional discussion regarding our revenues based on geographic area can be found in Note 7 of the "Notes to Consolidated Financial Statements."

Gross Margin Our gross margin as a percentage of net sales for fiscal 2003 was approximately 38% compared to 40% for fiscal year 2002. The 2% drop in margin was the result of a slightly less favorable product sales mix, the charge for the write-down of inventory, and continued low plant capacity utilization, partially offset by continued cost control.
..
Research and Development Research and development (R&D) expenses, which include payroll and benefits, processing costs and process transfer costs, were 17% and 20% of net sales in fiscal 2003 and 2002, respectively. Dollar expenditures for research and development were $9,338,000 and $11,279,000 for fiscal 2003 and 2002, respectively. The net decrease of $1,941,000 in R&D expense for the current year was primarily attributed to a reduction in prototype processing costs of $1,300,000 as several new products were transferred to production status, reduction in software expenses of $411,000, reduction in mask tooling expenses of $230,000 and reduction in rent expenses of $310,000, offset by an increase in payroll and benefit expenses of $410,000 due to additional headcount.

Selling, General and Administrative Selling, general and administrative expenses (SG&A), which include commissions, payroll and benefits, were 16% and 14% of net sales in fiscal 2003 and 2002, respectively. In fiscal 2003, the selling, general and administrative expenses were $8,722,000 compared to
$7,939,000 for fiscal 2002.   The net increase of $783,000 was attributed to
an increase of $459,000 in payroll and benefits due to additional headcount, an increase in advertising spending of $189,000, and an increase in commissions of $122,000 due to increased commissionable sales. In addition, SG&A expenses for the fiscal year 2003 were partially offset by benefits from the collection of previously reserved accounts receivable of $298,000 as compared with SG&A expenses for fiscal 2002 which were partially offset by benefits from the collection of previously reserved accounts receivable of approximately $721,000. SG&A expenses were favorably impacted by the reversal of a provision for legal expenses in fiscal 2003 of $224,000 following the favorable settlement of a claim initiated by a customer in fiscal 2002 related to a product returned.

Interest Income Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $916,000 in fiscal 2003 compared to $1,538,000 in fiscal 2002. The decline in interest income in fiscal 2003 was mostly due to lower yields on cash deposit accounts as compared to the prior year.

Other Income and Expense, Net Other income and expense, net of $530,000 for fiscal 2003 consists primarily of a gain on the sale of a long-term investment of $1,092,000, gain from investment in short term securities of $79,000, licensing income of $150,000, offset by a loss from disposal of equipment of $60,000, sublease expenses net of sublease income of $36,000, and an impairment charge of $750,000 due to the uncertainty surrounding the recoverability of an investment. In fiscal 2002, other income and expense, net of $1,037,000 consisted primarily of a gain on sale of long-term investments of $453,000, licensing income realized of $150,000, fees charged to customers for returning products of $160,000, and sublease income net of sublease expenses of $205,000.

Provision for Income Taxes Income taxes for fiscal 2003 was at 32% of income before provision for income taxes compared to 34% in fiscal 2002. The reduction of the effective tax rate was primarily due to a change in geographic mix of income.


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

As percentage of total sales for the year ended March 31, 2002, sales to the medical market accounted for 39% of total sales in fiscal 2002 compared to 35% in the fiscal 2001. The telecommunications market represented 22% and 27% of total sales for the fiscal year 2002 and 2001, respectively. Sales to the imaging market accounted for 29% of total sales for fiscal 2002 compared to 26% in fiscal 2001. Sales to all other markets represented 10% in fiscal 2002 and 12% in fiscal 2001. Compared to fiscal 2001 on a dollar basis, sales of our medical electronics products decreased 24% to $21,835,000 from $28,620,000, sales of our telecommunications products decreased 43% to $12,378,000 from $21,851,000, and sales of our imaging products decreased 25% to $16,134,000 from $21,537,000.

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

Interest Income Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $1,538, 000 in fiscal 2002 compared to $2,466,000 in fiscal 2001. The decline in interest income in fiscal 2002 was mostly due to lower yields on cash deposit accounts as compared to the prior year.

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


Financial Condition

Overview

Total assets grew to $108,671,000 at the end of fiscal 2003, up from $103,380,000 at the end of fiscal 2002. The increase was due primarily to profit generated from operations during the year as well as from profit from interest and other income and cash proceeds from exercise of options under our stock option and purchase plans.

As of March 31, 2003, the Company's working capital was $78,051,000, which was a $10,718,000 increase over March 31, 2002. The increase in working capital was mostly the result of an increase in cash and cash equivalents and a decrease in accounts payable offset in part by a reduction in net book value of property, plant and equipment, reduction in net inventory and an increase in income taxes payable.

Liquidity and Capital Resources

On March 31, 2003, the Company had $64,876,000 in cash, cash equivalents, and short-term investments, compared with $52,492,000 on March 31, 2002, and $44,282,000 on March 31, 2001. Cash and cash equivalents increased $8,439,000 during fiscal 2003 from $52,492,000 at March 31, 2002 to $60,931,000 at
March 31, 2003.  The increase in cash and cash equivalents during fiscal
2003 is due to cash flows from operating activities of $6,999,000, cash flows from investing activities of $317,000 and cash flows from financing activities of $1,123,000. Our primary source of funds for fiscal 2003, 2002 and 2001 has been the net cash generated from operating activities of $6,999,000, $10,525,000 and $15,008,000, respectively.

Net operating cash flows in fiscal 2003 were impacted by the following:

* Net income of $2,855,000
* Non-cash charges for depreciation of $5,542,000
* Non-cash loss of $750,000 from an impairment of a long-term investment
* An investment of $3,945,000 previously invested in long-term investments and cash equivalents transferred into short-term investments classified as trading securities
* A gain on the sale of a long-term investment of $1,092,000
* An increase in net trade accounts receivable of $698,000 including a non-cash reduction of $1,989,000 for the provision for doubtful accounts and sales returns and a net increase in gross accounts receivable of $2,687,000.
* A decrease in net inventory of $1,912,000 consisting of a non-cash charge for the provision for excess and obsolescence of $1,493,000 and a decrease due to normal operating activities of $419,000
* A decrease in trade accounts payable and accrued expenses of $2,148,000 comprised primarily of a decrease in trade accounts payable of $2,197,000 which resulted from a decrease in operating expenses and equipment purchases
* An increase in income taxes payable of $2,738,000, which is net of a tax benefit from stock option exercises of $451,000 that is recognized in shareholders' equity

Net cash provided by investing activities in fiscal 2003 was $317,000, which consisted of $1,696,000 proceeds from the sale of long-term investment offset by purchases of equipment of $1,389,000 primarily for upgrading our wafer fabrication facility.

Net cash provided by financing activities in fiscal 2003 was $1,123,000, which consisted of proceeds from exercises of stock options and ESPP of $1,152,000 partially offset by repurchases of our common stock in the amount of $29,000.

The Company anticipates that the available funds and cash expected to be generated from operations will be sufficient to meet cash and working capital requirements through the end of fiscal 2004. The Company expects to spend approximately $2,821,000 for capital acquisitions during fiscal 2004, which is much less than prior years because most of the upgrades to our fab and our test operations have been completed, and we do not plan to add any capacity in the near future.

The Company has commitments for non-cancelable operating leases. Future minimum lease payments and sublease income under all non-cancelable operating leases at March 31, 2003 are as follows (in thousands):

       Fiscal Years Ending March 31     Operating Lease      Sublease Income
       ----------------------------     ---------------      ---------------
                    2004                   $  1,230                $   644
                    2005                      1,104                    370
                    2006                      1,047                    336
                    2007                      1,051                    336
                    2008                        761                    155
                 Thereafter                      --                     --
                                              -----                  -----
                                           $ 5,193                 $ 1,841
                                             ======                  =====


We have agreed to defend certain customers, distributors, suppliers, and subcontractors against certain claims which third parties may assert that our products allegedly infringe certain of their intellectual property rights, including patents, trademarks, trade secrets, or copyrights. We have also agreed to pay certain amounts of any resulting damage awards and we have the option to replace any infringing product with non-infringing product. The terms of these indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any damage award or been required to defend any claim related to our indemnification obligations, and accordingly, we have not accrued any amounts for our indemnification obligations. However, there can be no assurances that we will not have any financial exposure under those indemnification obligations.


Certain Relationships and Related Transactions

The Company leased a portion of a building, consisting of approximately 5,600 sq. ft at 1225 Bordeaux Drive, Sunnyvale, California under an operating lease from Fortuna Realty Co, a corporation owned by a former Supertex Director, Yunni Pao. The lease will expire on April 1, 2007, which coincides with our Sublease Agreement with Reaction Technology, our epitaxial deposition service provider at essentially the same cost. Previously we leased the entire building, consisting of approximately 20,000 sq.ft. The total rental expenses paid to Fortuna Realty Co. were $135,000, $457,000, and $408,000 in fiscal years 2003, 2002 and 2001, respectively. We believe that the lease with Fortuna Realty Co. was and is at prevailing market rates.

Mr. Richard Siegel, the Executive Vice President of the Company, is a member of the Board of Directors for All American Semiconductor. All American Semiconductor is a national distributor of electronic components manufactured by others and is a major distributor for Supertex. Sales to this distributor for fiscal years 2003, 2002, and 2001 were $3,120,267, $ 2,109,000, and
$3,969,000, respectively. Supertex has no long-term distributorship agreement with All American Semiconductor, instead operating on the basis of purchase orders and sales order acknowledgements.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company's adoption of SFAS 146 had no impact on the Company's financial position or results of operations, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit, or disposal activities.

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

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, ("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, service and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS
No. 148 is effective for fiscal years ending after December 15, 2002 and is effective for interim periods beginning after December 15, 2002. The Company has included the disclosures required by SFAS 148 in Note 1 of the Notes to Consolidated Financial Statements. The Company does not intend to adopt the accounting provisions of SFAS 123 for employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe the adoption of FIN 46 will have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of SFAS 150 will have a material impact on its financial position or results of operations.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities. The Company has no holdings of derivative or commodity instruments, and its holdings are for purposes other than trading purposes. The fair value of the Company's investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and Financial Statement Schedule are listed in Item 15 of this report.

Supplementary Quarterly Financial Data:


                                              Quarters Ended
                                              --------------
                               Mar 31,   Dec 31,   Sep 30,   Jun 30,  Mar 31,   Dec 31,  Sep 30,   Jun 30,
                                2003      2002      2002      2002     2002      2001     2001      2001
                                ----      ----      ----      ----     ----      ----     ----      ----

(Unaudited)                                 (in thousands, except per share amounts)
Statement of Income Data:

Net sales.....................$14,530    $13,888   $13,220   $13,277   $12,809   $14,062  $14,243   $15,081
Costs of sales................  8,494      8,658     8,102     8,849     8,049     7,955    8,505     9,191
Gross Profit..................  6,036      5,230     5,118     4,428     4,760     6,107    5,738     5,890
Income (loss) from operations.  1,354        700       423       275     (377)     1,723    1,127       804
Income before provision for
       income taxes...........  1,614        978     1,080       526       417     2,012    1,716     1,707
Net income....................$ 1,098    $   697   $   713   $   347   $   275   $ 1,328   $1,133    $1,127
Net income per share
   Basic......................$  0.09    $  0.06   $  0.06   $  0.03   $  0.02   $  0.11   $ 0.09    $ 0.09
   Diluted....................$  0.09    $  0.05   $  0.06   $  0.03   $  0.02   $  0.10   $ 0.09    $ 0.09

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                  PART III

Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2003 Annual Meeting of Stockholders to be held on August 15, 2003 (the "Proxy Statement").

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

Item 13.  Certain Relationships and Related Transactions

The Company leased a portion of a building, consisting of approximately 5,600 sq. ft at 1225 Bordeaux Drive, Sunnyvale, California under an operating lease from Fortuna Realty Co, a corporation owned by a former Supertex Director, Yunni Pao. The lease will expire on April 1, 2007, which coincides with our sublease agreement with Reaction Technology, our epitaxial deposition service provider at essentially the same cost. Previously we leased the entire building, consisting of approximately 20,000 sq.ft. The total rental expenses paid to Fortuna Realty Co. were $135,000, $457,000, and $408,000 in fiscal years 2003, 2002 and 2001, respectively. We believe that the lease with Fortuna Realty Co. was and is at prevailing market rates.

Mr. Richard Siegel, the Executive Vice President of the Company, is a member of the Board of Directors for All American Semiconductor. All American Semiconductor is a national distributor of electronic components manufactured by others and is a major distributor for Supertex. Sales to this distributor for fiscal years 2003, 2002, and 2001 were $3,120,267, $ 2,109,000, and
$3,969,000, respectively. Supertex has no long-term distributorship agreement with All American Semiconductor, instead operating on the basis of purchase orders and sales order acknowledgement.

Item 14.  Controls and Procedures.

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

The Company's principal executive and financial officer has evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within the 90 days prior to the date of this Form 10-K ("Evaluation Date") and has determined that, as of the Evaluation Date, such controls and procedures are reasonable taking into account the totality of the circumstances.

(b)  Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                   PART IV

Item 15.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:
                                                                      Page No.
1. Report of Independent Accountants..................................    26
2. Consolidated Financial Statements:
           Consolidated Balance Sheets at March 31, 2003 and 2002.....    27
           For the three years ended March 31, 2003, 2002, and 2001:
                   Consolidated Statements of Income..................    28
                   Consolidated Statements of Shareholders' Equity....    29
                   Consolidated Statements of Cash Flows..............    30
           Notes to Consolidated Financial Statements.................    31
3. Financial Statement Schedule.  The following Financial Statement
Schedule of Supertex, Inc., is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of
Supertex.
           Schedule for fiscal years ended March 31, 2003, 2002, and 2001:
           Schedule II Valuation and Qualifying Accounts..............    43

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

10.7 (2)   Profit Sharing Plan.

10.21 (3)  Certificate of Amendment of Articles of Incorporation filed
           October 14, 1988.

23.1       Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1       Power of Attorney (See signature page).

99.1       Certification of Chief Executive and Financial Officer


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

(8) 	Incorporated by reference to Appendix B of the Registrants amended
        Proxy Statement filed on August 7, 2001 (File No. 000-12718). Corresponding Registration Statement on Form S-8 (File No. 333-69594) became effective on September 18, 2001.


(b)	Reports on Form 8-K

	None.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUPERTEX, INC.


Dated:  June 23, 2003                   /s/ Henry C. Pao
                                        Henry C. Pao, President, Principal
                                        Financial and Accounting Officer


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

Signature	        Title					Date

/s/Henry Pao	        President, Principal Executive and	June 23, 2003
(Henry C. Pao)	        Financial Officer and Director


/s/ Richard Siegel      Executive Vice President and Director	June 23, 2003
(Richard E. Siegel)


/s/ Benedict C.K. Choy  Senior Vice President and Director	June 23, 2003
(Benedict C. K. Choy)


/s/ Mark Loveless	Director				June 23, 2003
(W. Mark Loveless)


/s/ Elliott Schlam	Director				June 23, 2003
(Elliott Schlam)


/s/ Milton Feng		Director				June 23, 2003
(Milton Feng)

				CERTIFICATION

I, Henry C. Pao, certify that:

1) I have reviewed this annual report on Form 10-K of Supertex, Inc., a California corporation ("registrant");

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods, presented in this annual report;

4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5) I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 23, 2003			     /s/ Henry C. Pao
				             Henry C. Pao, Ph.D.
					     Chief Executive Officer and Chief
					     Financial Officer





		REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Supertex, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the financial position of Supertex, Inc. and its subsidiary at March 31, 2003 and March 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





San Jose, California
April 25, 2003




				SUPERTEX, INC.
			CONSOLIDATED BALANCE SHEETS
				(in thousands)

			            				   March 31,
			            				   --------
								2003        2002
								----        ----

ASSETS
Current Assets:
    Cash and cash equivalents................................ $ 60,931   $ 52,492
    Short-term investments...................................	 3,945	     --
    Trade accounts receivable,
    net of allowances of $ 615 in 2003 and $1,465 in 2002....	10,134	    9,436
    Inventories..............................................	14,582	   16,494
    Prepaid expenses and other current assets................	   575	      902
    Deferred income taxes....................................	 4,030	    3,293
    								------     ------
	Total current assets.................................	94,197	   82,617
Property, plant and equipment, net...........................	12,104	   16,327
Other assets.................................................       97      1,451
Deferred income taxes........................................	 2,273      2,985
								------	   ------
TOTAL ASSETS................................................. $108,671	 $103,380
							      ========   ========


LIABILITIES
Current Liabilities:
    Trade accounts payable................................... $ 3,572	 $  5,769
    Accrued salaries and employee benefits...................	6,784	    6,565
    Other accrued liabilities................................	  485	      655
    Deferred revenue.........................................	2,001	    1,729
    Income taxes payable.....................................	3,304	      566
    							       ------      ------
	Total current liabilities............................  16,146	   15,284
							       ------      ------

Commitments and contingencies (Note 6)

SHAREHOLDERS' EQUITY
   Preferred stock, no par value -- 10,000 shares authorized,
      none outstanding........................................    --	      --
   Common stock, no par value -- 30,000 shares authorized;
      issued and outstanding 12,658 shares and 12,544
      shares at March 31, 2003 and 2002, respectively.........  29,045 	   27,454
   Retained earnings..........................................	63,480	   60,642
   								------	   ------
      Total shareholders' equity..............................  92,525	   88,096

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................$108,671 	 $103,380
							       =======    =======

See accompanying Notes to Consolidated Financial Statements.



				SUPERTEX, INC.
		    CONSOLIDATED STATEMENTS OF INCOME
		 (in thousands, except per share amounts)

						Fiscal Years Ended March 31,
						----------------------------
						2003	     2002	  2001
						----	     ----         ----

Net sales.................................... $ 54,915	   $ 56,195	$ 81,455
Costs and expenses:
   Costs of sales............................	34,103	     33,700	  48,790
   Research and development..................	 9,338	     11,279	  10,917
   Selling, general and administrative.......    8,722	      7,939	  10,806
   						------       ------       ------
    	   Total costs and expenses..........	52,163	     52,918	  70,513
						------       ------       ------
Income from operations.......................    2,752	      3,277	  10,942
Other income:
    Interest income..........................      916	      1,538	   2,466
    Other income (expense), net..............	   530	      1,037	  (1,153)
    						 -----        -----       ------
    Income before provision for income taxes.	 4,198	      5,852	  12,255
Provision for income taxes...................    1,343	      1,990	   4,167
						 -----        -----        -----
Net income................................... $  2,855	   $  3,862	 $ 8,088
						======       ======       ======

Net income per share:
    Basic.................................... $   0.23	   $   0.31	 $  0.65
    					        ======      =======       ======
    Diluted.................................. $   0.22	   $   0.30	 $  0.62
    						======      =======       ======
Shares used in per share computation:
    Basic....................................	12,598	     12,443	  12,351
    						======       ======       ======
    Diluted..................................   12,757	     12,748	  12,990
    						======       ======       ======

See accompanying Notes to Consolidated Financial Statements.


				SUPERTEX, INC.
		CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
				(in thousands)

			   			    		     Accumulated
		                                        		Other
						  Common Stock	   Comprehensive    Retained   Shareholders'
						Shares	  Amount      Income	   Earnings	Equity
						------    ------      ------       --------     -------

Balance, March 31, 2000......................	12,251	$ 23,167	--	   $ 49,102	$ 72,269
   Stock options exercised...................	   162	   1,151	--	       --	   1,151
   Stock repurchased.........................      (19)	    (26)	--	      (149)	   (175)
   Tax benefit from stock options............      --	   1,026	--	       --	   1,026
   Net income................................	   --	     --	        --	      8,088	     --
   Total comprehensive income................	   --	     --	        --	       --	   8,088
   						------     ------     ------         ------       ------
Balance, March 31, 2001......................	12,394	   25,318	--	     57,041	  82,359
   Stock options exercised...................	   129	    1,315	--	        --	   1,315
   Issuance of shares under ESPP.............	    45	      652	--	        --	     652
   Stock repurchased.........................	   (25)	     (55)	--	       (261)	    (316)
   Tax benefit from stock options............       --	      224	--	        --	     224
   Net income................................	    --	      --	--	      3,862	     --
   Total comprehensive income................	    --	      --	--	        --	   3,862
   						------     ------     ------         ------       ------
Balance, March 31, 2002......................	12,544	   27,454       --	     60,642	  88,096
   Stock options exercised...................	    70	      577	--	        --	     577
   Issuance of shares under ESPP.............	    46	      575	--	        --	     575
   Stock repurchased.........................	   (2)	     (12)	--	       (17)	    (29)
   Tax benefit from stock options............       --	      451	--		--	     451
   Net income................................       --	       --	--	      2,855	      --
   Total comprehensive income................	    --	       --	--	        --	   2,855
   						------	   ------     ------	     ------       ------
Balance, March 31, 2003......................  $12,658	  $29,045     $ --	    $63,480	 $92,525
						======     ======     ======         ======       ======

See accompanying Notes to Consolidated Financial Statements.


				SUPERTEX, INC.
		  CONSOLIDATED STATEMENTS OF CASH FLOWS
				(in thousands)

						   Fiscal Years Ended March 31,
						   ----------------------------

						     2003      2002      2001
						     ----      ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................  $2,855    $3,862    $8,088
Non-cash adjustments to net income:
  Depreciation and amortization.....................   5,542     4,411     5,146
  Impairment of long-term investment................     750        --     1,000
  Provision for doubtful accounts and sales returns.   1,989	1,732	  3,195
  Provision for excess and obsolete inventories.....   1,493      (933)    1,636
  Loss (gain) on disposal of assets.................      60       (45)    (508)
  Gain on sale of long-term investments.............  (1,092)     (453)     --
  Deferred income taxes.............................	 (25)    1,108    (2,654)
  Changes in operating assets and liabilities:
     Short term investments.........................  (3,945)       --	   --
     Trade Accounts receivable......................  (2,687)    2,368    (2,303)
     Inventories.................................... 	 419    (1,173)    (941)
     Prepaid expenses and other current assets......     327       476     (659)
     Trade accounts payable and accrued expenses....  (2,148)   (1,488)    1,311
     Income taxes payable...........................   3,189       193     1,270
     Deferred revenue...............................     272       467       427
                                                     -------    -------   -------
  Total adjustments.................................   4,144     6,663     6,920
  						     -------    -------   -------
Net cash provided by operating activities...........   6,999    10,525    15,008
						     -------    -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment................. (1,389)    (5,515)   (5,093)
Proceeds from disposal of property and equipment....     10        295       965
Proceeds from sale of long-term investment..........  1,696      1,254       --
Purchases of short term investments.................     --         --   (39,276)
Purchases of long term investments..................     --         --    (1,750)
Proceeds from maturities of short term investments..     --         --    50,868
						     -------    -------  --------
Net cash provided (used in) by investing activities.    317     (3,966)    5,714
						     -------    -------  --------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of stock options and ESPP....  1,152     1,967     1,151
Stock repurchased...................................    (29)     (316)     (175)
						      -----     -----     -----
Net cash provided by financing activities...........  1,123     1,651       976
						      -----     -----     -----

NET INCREASE IN CASH AND CASH EQUIVALENTS...........  8,439     8,210     21,698

CASH AND CASH EQUIVALENTS:
  Beginning of year................................. 52,492    44,282     22,584
  						    -------   -------    -------
  End of year.......................................$60,931   $52,492    $44,282
						    =======   =======    =======
Supplemental cash flow disclosures:
  Income taxes paid.................................   $  9    $  833    $ 5,543

See accompanying Notes to Consolidated Financial Statements.

				SUPERTEX, INC.
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Period

The Company uses a 52-53 week fiscal year ending the Saturday nearest March
31. The Company's fiscal years in the accompanying consolidated financial statements have been shown ending on March 31. Fiscal year 2003 comprises 52 weeks, fiscal year 2002 comprises 52 weeks, and fiscal year 2001 comprises 52 weeks.

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

Financial Instruments

Short-term investments consist entirely of investments held by the Company's Supplemental Employee Retirement Plan. These investments are comprised of liquid mutual funds that are listed on established exchanges and have readily determinable fair values. Short-term investments are classified as trading securities and are measured at fair value with unrealized holding gains and losses included in the earnings for the period. For the purpose of computing unrealized gains and losses, cost is identified on a specific identification basis.

Investments in equity securities that are not traded on public markets are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of such equity investments and when a decline in the value is other than temporary, the securities are reduced to their fair value. An impairment charge was taken in the second quarter of fiscal 2003 for $750,000 due to the uncertainty surrounding the recoverability of an investment in a start-up company. The carrying value of the Company's investments in equity securities that are not traded on public markets is nil at March 31, 2003.

The Company's Supplemental Employee Retirement Plan had investments in equity securities that were not publicly traded during fiscal years 2003 and 2002. During fiscal year 2003, investments in such securities were liquidated and all of the assets of the Plan were invested in highly liquid trading securities and are classified as short-term investments on the consolidated balance sheet at March 31, 2003.

Concentration of credit risk and foreign operations

Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash and cash equivalents and accounts receivable. The Company's accounts receivable are derived from revenue and earned from customers located in the U.S. and certain foreign countries and regions, including Europe and Japan. Sales to foreign customers for the years ended March 31, 2003, 2002, and 2001 all of which were denominated in U.S. dollars, accounted for 33%, 31%, and 38%, of net sales, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.

The Company sells its semiconductor products in North America, Europe and the Pacific Rim to numerous customers. Allowances for potential credit losses are maintained and such losses historically have not been material.

Foreign Currency Risk

With our operations in Hong Kong, we face exposure to an adverse change in the exchange rate of the Hong Kong dollar. Because this exposure is relatively small, we do not employ hedging techniques designed to mitigate this foreign currency exposure. Likewise, we could experience unanticipated currency gains or losses. As the level of activity at this operation changes over time, this could have an adverse impact to the Company's financial position.

A small amount of our assets are denominated in Hong Kong dollars including two bank accounts, one for our Hong Kong subsidiary's daily cash requirement while the second account is held for that subsidiary's employees' contributions to
the Employee Stock Purchase Plan.   All other cash and investment accounts are
denominated and domiciled in the United States with an exception of one investment account that is domiciled in the United Kingdom.

Substantially all of our foreign sales are denominated in United States dollars. Currency exchange fluctuations in countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

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

Significant Customers

Microtek Inc., our primary distributor in Japan, accounted for 11% of net sales in fiscal 2003 and 2002 respectively, and 12% in fiscal year 2001. Outstanding accounts receivable from Microtek accounted for 17% and 10% of gross accounts receivable as of March 31, 2003 and 2002, respectively. No other customer accounted for more than 10% of net sales in fiscal 2003 or more than 10% of accounts receivable at March 31, 2003.

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

Revenue Recognition

Revenue from direct product sales to end-user customers is generally recognized upon transfer of title and risk of loss, which is generally upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection of the resulting receivable is reasonably assured. Provisions for estimated returns and other allowances are recorded at the time revenue is recognized. Sales to distributors are made primarily under arrangements allowing limited price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, the Company defers recognition of such sales and the related costs of sales until the merchandise is sold by distributors to their end-user customers.


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

(in thousands except per share amounts)
         						    Fiscal Years Ended
 								March 31,

							2003    2002    2001
							----    ----    ----
BASIC:

Weighted average shares outstanding.................  12,598  12,443  12,351
Net income..........................................$  2,855 $ 3,862 $ 8,088
Net income per share................................$   0.23 $  0.31 $  0.65

DILUTED:
Weighted average shares outstanding.................  12,598  12,443  12,351
Effect of dilutive securities:  stock option........     159     305     639
						      ------  ------  ------
      Total.........................................  12,757  12,748  12,990
Net income..........................................$  2,855 $ 3,862 $ 8,088
Net income per share................................$   0.22 $  0.30 $  0.62


Options to purchase the Company's common stock of 643,056 shares at an average price of $24.68 per share, 444,450 shares at an average price of $29.79 per share, and 83,513 shares at an average price of $46.34 per share in fiscal 2003, 2002, and 2001, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Accounting for Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method as described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transaction Involving Stock Compensation" ("FIN 44"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the stock option exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments that are offered to other than employees for acquiring or in conjunction with selling goods or services" ("EITF 96-18"). Under SFAS No. 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value, re-measured at each period end until a commitment date is reached, which is generally the vesting date.

Had the Company recorded compensation costs for stock options issued to employees under the Company's stock options plans and Employee Stock Purchase Plan based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, the net income and net income per share for the years ended March 31, 2003, 2002, and 2001 would have been reduced to the pro forma amounts indicated as follows:


					           Fiscal Years Ended March 31,
(in thousands except per share amount)             2003      2002        2001
						   ----      ----        ----
Net income	As reported			  $2,855   $3,862       $8,088
       Add:     Stock-based employee
                compensation expense included
                in reported net income,
                net of tax                          --       --           --

    Deduct:     Stock-based employee
                compensation expense determined
                under fair value based method,
                net of tax                        (3,186)  (4,801)      (3,884)
                				  ------    ------      -------
		Pro forma 			   $(331)   $(939)      $4,204
						  ======    ======      =======

Basic earnings
per share       As reported			   $0.23     $0.31   	 $0.65

		Pro forma			  $(0.03)   $(0.07)      $0.34

Diluted
earnings
per share       As reported                        $0.22     $0.30       $0.62

		Pro forma                         $(0.03)   $(0.07)      $0.33



To compute the estimated fair value of each option grant under the Option Plans and employee's purchase rights under the ESPP, the Black-Scholes option pricing model was used with the following weighted average assumptions:


			 Employee Stock Options Plans		ESPP
			 ----------------------------           ----
			  2003	    2002       2001       2003    2002   2001
			  ----      ----       ----       ----    ----   ----

Risk-free interest rate	  1.73%	    3.52%      5.78%	  1.29%	  3.02%  6.35%

Expected term of option
from vest date (years)    1.49	    1.24       1.13	  0.50    0.50   0.50

Expected volatility	  98.0%	    129.0%     104.0%     55.8%   58.4%  98.9%

Expected dividends	    --       --          --        --      --      --






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

Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income did not differ from net income for all periods presented.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company's adoption of SFAS 146 had no impact on the Company's financial position or results of operations, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit, or disposal activities.

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

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, ("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, service and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that adoption of EITF 00-21 will have no material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and is effective for interim periods beginning after December 15, 2002. The Company has included the disclosures required by SFAS 148 in Note 1 to the consolidated financial statements. The Company does not intend to adopt the accounting provisions of SFAS 123 for employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," ("FIN 46"), FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe the adoption of FIN 46 will have a material impact on its financial position or results of operations.


2.	INVENTORIES  (in thousands):
	                 				  March 31,
							2003	 2002
							----     ----
	Raw materials...............................  $ 1,348  $ 1,218
	Work-in-process.............................    9,341   11,849
	Finished goods..............................    3,893    3,427
						       ------   ------
						      $ 14,582 $ 16,494

During fiscal year 2003, the Company recorded a charge to cost of goods sold of approximately $1,493,000 to write-down work-in-progress inventory due to quantities on hand being in excess of projected demand.


3.	PROPERTY, PLANT AND EQUIPMENT  (in thousands):
	      						          March 31,
							        2003	  2002
							        ----      ----



	Land............................................     $   825   $   825
	Machinery and equipment.........................      30,882    30,955
	Leasehold improvement...........................       2,231     2,023
	Building........................................       2,234	 2,048
	Furniture and fixture...........................         291       257
							      ------    ------
			                                      36,463	36,108
	Less accumulated depreciation and amortization	     (24,359)  (19,781)
							      ------    ------
			  				     $12,104   $16,327


4.  INCOME TAXES

The components of the provision for income taxes for fiscal years ended March 31, 2003, 2002, and 2001 are as follows (in thousands):

	                                           Fiscal Years Ended March 31,
	                                           ----------------------------
						   2003	      2002	 2001
						   ----       ----       ----
U.S. Federal current.............................  $ 802      $ 881    $ 6,058
U.S. Federal deferred............................   (188)     1,377     (2,464)
						    -----     -----     ------
					             614      2,258	 3,594

Non-US current...................................    491	--	   --
Non-US deferred..................................     --	--         --
						    -----     -----     ------
	 	             			     491        --         --

State  current...................................     25	 1	  763
State deferret...................................    213      (269)	 (190)
						     ---       ---        ---
						     238      (268)       573
						     ---       ---        ---
						  $1,343   $ 1,990      $4,167
						  ======   =======      ======

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:
		              			   Fiscal Years Ended March 31,
		              			   ----------------------------
						   2003	      2002	 2001
						   ----       ----      ----
Statutory provision....................            35%	       35%	  35%
State tax, net of federal benefits.....		    5		5	   3
Tax credits............................      	   (8)	       (9)	  (4)
Foreign earnings tax differential......		   (7)		--	  (4)
Other..................................		    7		3	   4
						   ---         ---       ---
						   32%	       34%	  34%
						   ===         ===       ===

Significant components of deferred tax assets, for which no valuation allowance was required, and the deferred tax liabilities included on the consolidated balance sheet are as follows (in thousands):
								March 31,
								---------
							    2003	2002
							    ----        ----
Deferred tax assets:
   Accrued employee benefits...........................	$   576	      $   579
   Inventory reserves..................................     890		  386
   Accrued liabilities.................................	  1,527		1,548
   State deferred taxes (net of federal benefits)......      --		   --
   Deferred revenue on shipments to distributors.......	    793		  685
   Allowances for doubtful accounts and sales returns..	    244		  580
   Depreciation and amortization.......................   1,031		2,120
   Tax credits.........................................	  1,242	    	  380
   							 ------        ------
      Total deferred tax assets........................	 $6,303	       $6,278
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

The domestic and foreign components of income before income taxes are (in thousands):

 		                	           Fiscal Years Ended March 31,
 		                	           ----------------------------
			  			   2003	       2002	  2001
			  			   ----        ----       ----

	United States				 $2,243	      $5,265	$12,255
	Foreign 				  1,955	        587	   --
						 ------        -----     ------
						 $4,198	      $5,852    $12,255
						 ======       ======     ======

We have not provided for U.S. federal and foreign withholding taxes on $2,542 of non-U.S. subsidiary undistributed earnings as of March 31, 2003 because we intend to reinvest such earnings indefinitely. Where excess cash has accumulated in our non-U.S. subsidiary and its advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

At March 31, 2003, we had tax credit carryforwards of approximately $546,000 for federal and $1,063,000 of state which will expire in varying amounts beginning in 2007 through 2023 if not utilized.

Tax benefits of $451,000 in 2003, $224,000 in 2002 and $1,026,000 in 2001
associated with the exercise of stock options were recognized in shareholders' equity.

5.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan -- The Company has a discretionary profit sharing plan for the benefit of eligible employees. Related expenses were $423,000, $364,000, and $1,229,000, in fiscal 2003, 2002, and 2001, respectively.

Savings and Retirement Plan -- The Supertex Savings and Retirement Plan allows for employee savings intended to qualify under the provisions of Section 401 of the Internal Revenue Code. Employees having at least three months of permanent service may make pretax contributions of 1% to 20% of qualified compensation, with the Company matching certain percentages of employee contributions, all of which are 100% vested. In fiscal years 2003, 2002, and 2001, the Company's matching contributions were $210,000, $245,000, and $234,000, respectively.

Supplemental Employee Retirement Plan -- The Supplemental Employee Retirement Plan (the "SERP") is a non-qualified deferred compensation plan that covers a select group of management or highly compensated employees of the Company. The SERP was adopted by the Company, effective January 1, 1996. The Plan assets at March 31, 2003 of $3,945,000 are included in short-term investments in the Company's consolidated balance sheet at March 31, 2003 and classified as trading securities. Such assets shall at all times be subject to claims of the general creditors of the Company. Prior to March 31, 2003, certain Plan assets were invested in limited partnership interests which were not traded in public markets and as such were accounted for under the cost method of accounting. Gain and losses for this type of investments were recorded when realized which is upon liquidation of the securities.

SERP obligations are based on the fair value of the underlying assets owed to participants as stipulated by the SERP and are included in accrued liabilities in the consolidated financial statements. The Deferred Compensation Committee is responsible for the general administration and interpretation of the SERP and for carrying out its provisions.

Employee Stock Purchase Plan -- The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the "ESPP") and the reservation of shares of common stock for issuance under this Plan at the August 18, 2000 annual shareholder's meeting. The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of the Company's fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by the Board of Directors. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company's common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six month offering period, whichever is lower. An eligible employee may purchase no more than 500 shares during any calendar year. For fiscal year 2003 there were 46,408 shares of the Company's common stock that were issued under the ESPP compared to 45,239 shares of common stock issued in fiscal 2002. There were no shares issued under the ESPP for the year ended March 31, 2001. There are 408,353 shares available for future issuance under the ESPP at the end of fiscal year 2003.

Stock Option Plans -- The 1991 Stock Option Plan (the "1991 Plan") provides for granting incentive stock options to employees, and non-statutory stock options to employees and consultants. Terms for exercising options are determined by the Board of Directors, and options expire at the earlier of the term provided in the Notice of Grant or upon termination of employment or consulting relationship. The 1991 Plan expired in June 2001, thus there were no options available for grant under the 1991 Plan.


A total of 2,825,715 shares of the Company's common stock were reserved for issuance under the 1991 Plan. Options granted under the 1991 Plan are granted at the fair market value of the Company's common stock on the date of grant and generally expire 7 years from the date of grant or at termination of service, whichever occurs first. The options generally are exercisable beginning one year from date of grant and generally vest over a five-year period.

The Company's shareholders approved the adoption of the 2001 Stock Option Plan (the "2001 Plan") and the reservation of 2,000,000 shares of common stock for issuance under 2001 Plan at the August 17, 2001 annual meeting of shareholders. Terms for exercising options and vesting schedules are similar to the 1991 Plan.


Activity under the 1991 Option Plan is as follows:


			  Available 	Options Outstanding	  Weighted
			     For			           Average
			   Grant     Shares     Price Per Share  Exercise Price
			  -------   --------    --------------   --------------
Balance, March 31, 2000   720,435   1,259,820   $2.88 -  26.06      $ 11.62

   Granted		 (549,560)    549,560    3.25 -  46.34        29.03

   Exercised		       --    (161,580)   2.88 -  16.75         8.36

   Canceled		  130,720    (130,720)   3.25 -  46.34	      14.92
			  -------    --------
Balance, March 31, 2001   301,595   1,517,080	 4.50 -  46.34        17.48

   Granted		 (193,290)    193,290   12.53 -  12.53	      12.53

   Exercised		       --    (129,370)   4.50 -  19.56	      10.16

   Canceled		   96,340     (96,340)	 9.25 -  46.34	      22.13

   Expired		 (204,645)	   --
			 ---------   ---------
Balance, March 31, 2002        --    1,484,660   7.50 -  46.34        17.19

   Granted		       --           --

   Exercised		       --     (87,520)   7.25 -  19.56         9.47

   Canceled 		   87,760     (87,760)   9.38 -  46.34        23.96

   Expired 		  (87,760)         --
			  --------    --------
Balance, March 31, 2003        --    1,309,380  $10.31-  46.34       $ 17.21
			  ========   =========  		     =======


Activity under the 2001 Option Plan is as follows:


			  Available      Options Outstanding	     Weighted
			     For				      Average
			    Grant     Shares    Price Per Share  Exercise Price
    			   -------    ------    ---------------  --------------
Balance, March 31, 2001        --	  --	       --		--

   Reserved 		  2,000,000

   Granted		   (127,300)   127,300  $15.83 - 21.31	      $17.65
			  ----------   -------
Balance, March 31, 2002   1,872,700    127,300   15.83 - 21.31        $17.65

   Granted		   (132,200)   132,300   11.30 - 17.67        $13.44

   Exercised		   	 --  	    --         --               --

   Canceled		     24,800    (24,800)  13.16 - 17.14 	       13.72
			     ------    -------
Balance, March 31, 2003   1,765,300    234,700  $11.30 - 21.31        $15.69
			  =========    =======			      ======



The options outstanding and currently exercisable by exercise price under the combined 1991 and 2001 Option Plans at March 31, 2003 are as follows:


                     Options Outstanding               Options Exercisable
				Weighted-Average
Range of Exercise   Number	  Remaining		Weighted Average      Number	   Weighted-Average
Prices		   Outstanding  Contractual Life        Exercise Price       Outstanding    Exercise Price
----------------    -------     ----------------       ----------------      -----------    --------------
$ 10.31 - $11.30    437,900	   3.68			    $10.84   	       200,860         $10.75
  12.00 -  13.50    440,370	   3.43 		     12.80  	       228,330  	12.72
  13.69 -  19.56    407,060        4.68  		     16.84 	       169,206  	16.86
  21.31 -  46.34    258,750        4.49 		     34.68 		99,920 		35.32
 $10.31 - $46.34  1,544,080        4.01			    $16.98 	       698,316         $16.39

The weighted average fair value of options granted during fiscal 2003, 2002, and 2001 was $13.44 per share, $14.56 per share, and $29.03 per share, respectively. All options were granted at market price of the Company's common stock on the date of grant.


6.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As part of the Company's acquisition of Orbit's six-inch wafer fabrication operation in fiscal 1999, the Company assumed an operating lease for its manufacturing facility. The lease expires on April 30, 2004 with two (2) options to extend the term of the lease, each for a period of five years. Rent during the entire term is $76,000 per month which is adjusted annually based on Bureau of Labor Statistic's Consumer Price Index. The Company is responsible for maintenance costs, including real property taxes, utilities, insurance and other costs. A portion of the facility is subleased to an unrelated company.

The Company also leases a Sunnyvale facility under an operating lease for $10,442 per month from a corporation owned by a former director of the Company, expiring on April 1, 2007. Under the lease, the Company is responsible for its pro-rata maintenance costs, including real property taxes, and other costs. This facility is being subleased to one of the Company's providers of epitaxial deposition services, expiring on April 1, 2007, essentially at cost.

The Company also leases a facility to house its operations in Hong Kong under an operating lease for the equivalent of approximately $13,700 per month exclusive of building maintenance fees, rates, taxes and other duties imposed by the government of Hong Kong upon the leased property.

The Company has other operating leases for its field sales offices in New York, Texas and Taiwan expiring at various dates through fiscal year 2008.

Future minimum lease payments and sublease income under all non-cancelable operating leases at March 31, 2003 are as follows (in thousands):



Fiscal Years Ending March 31   Operating Lease	  Sublease Income
----------------------------   ---------------    ---------------
2004				$ 1,230			$   644
2005				  1,104                     370
2006 				  1,047   		    336
2007				  1,051			    336
2008			            761			    155
Thereafter	                     --                     --
				 ------ 		  -----
				$ 5,193			$ 1,841
				 ======                   =====


Facilities rental expenses, net of facilities sublease, were approximately $600,000, $999,000, and $659,000, (net of facilities sublease income of $448,000, $405,000, and $593,000) in fiscal years 2003, 2002, and 2001, respectively. Of the total rental expenses paid, $135,000, $457,000, and $408,000 were paid to the Company's former director in fiscal 2003, 2002, and 2001 respectively.

We have agreed to defend certain customers, distributors, suppliers, and subcontractors against certain claims which third parties may assert that our products allegedly infringe certain of their intellectual property rights, including patents, trademarks, trade secrets, or copyrights. We have also agreed to pay certain amounts of any resulting damage awards and we have the option to replace any infringing product with non-infringing product. The terms of these indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any damage award or been required to defend any claim related to our indemnification obligations, and accordingly, we have not accrued any amounts for our indemnification obligations. However, there can be no assurances that we will not have any financial exposure under those indemnification obligations.

In addition to the foregoing, from time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business. Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse impact on the Company's financial position or results of operations.


7.  SEGMENT INFORMATION

The Company operates in one business segment. The Company's principal markets are in the United States of America, Europe and Asia. On the following page is a summary of the semiconductor manufacturing geographic information related to revenues for the years ended March 31, 2003, 2002, and 2001:



					Fiscal Years ended March 31,
					----------------------------
(in thousands)				   2003       2002       2001
					   ----       ----       ----
Revenues
	United States			$ 36,512   $ 39,009   $ 50,822
	Europe				   6,015      5,270     12,762
        Japan				   6,045      5,961      9,438
	Asia (excluding Japan)		   5,141      4,895      6,597
	Other				   1,202      1,060      1,836
					  ------     ------     ------
	Total Revenue 			$ 54,915   $ 56,195   $ 81,455
					  ======     ======     ======


International sales are entirely comprised of export sales. The Company's assets are primarily located in the United States of America. The Company does not segregate information related to operating income generated by its export sales.


				SCHEDULE II

				SUPERTEX, INC.
			VALUATION AND QUALIFYING ACCOUNTS
				(in thousands)



						Balance at	Charged to			Balance at
						Beginning	Costs and	Write-Off	End
						of Period	Expenses	of Accounts	of Period
						---------       --------        -----------     ---------


Year end March 31, 2001
	Allowance for sales returns		$  845 		$ 1,920		$ 1,859		$  906
	Allowance for doubtful accounts		   521		  1,275		    290		 1,506

Year end March 31, 2002
	Allowance for sales returns		$  906 		$ 2,267		$ 2,395		$  778
	Allowance for doubtful accounts		 1,506		   (535)	    284		   687

Year end March 31, 2003
	Allowance for sales returns		$  778 		$ 2,116		$ 2,529		$  365
	Allowance for doubtful accounts		   687		  (127)		    310		   250


 				SUPERTEX, INC.
				EXHIBIT INDEX

(The Registrant will furnish to any shareholders who so request a copy of this Annual Report on Form 10-K and any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing such information.)

Exhibit	Exhibit Description

2.1 (1)	Agreement for purchases and sale of assets by and between Supertex,
	Inc. and Orbit Semiconductor dated January 16, 1999.

3.1 (2)	Restated Articles of Incorporation of Registrant filed May 21, 1980.

3.2 (2)	Certificate of Amendment of Articles of Incorporation filed
	April 16, 1981.

3.3 (2)	Certificate of Amendment of Articles of Incorporation filed
	September 30, 1983.

3.4 (5)	Bylaws of Registrant, as amended.

10	Deferred Compensation Plan (Supplemental Employee Retirement Plan)
	which became effective January 1, 1996.

10.2	Lease Assignment agreement for 71 Vista Montana, San Jose, California,
	dated February 1, 1999 among Orbit Semiconductor, as assignor, Sobrato Development Companies #871, as landlord, and Supertex, Inc., as assignee.

10.6 (4)	1991 Stock Option Plan which became effective, with form of
		stock option agreement.

10.6a (5)	1991 Stock Option Plan, as amended as of August 4, 1995, with
		form of stock option agreement.

10.6b (6)	1991 Stock Option Plan, as amended as of August 6, 1999, with
		form of stock option agreement.

10.6c (7)	2000 Employee Stock Purchase Plan.

10.6d (8)	2001 Stock Option Plan, which became effective, with form of
		stock option agreement.

10.7 (2)	Profit Sharing Plan.

10.21 (3)	Certificate of Amendment of Articles of Incorporation filed
		October 14, 1988.


23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
	Attached

24.1	Power of Attorney.  Contained on  Signature Page

99.1	Certification of Chief Executive and Financial Officer.

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