Form 10-Q
period 2003-06-30
SUPERTEX INC
filed 2003-08-12
CIK 730000

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C.  20549


		         	     FORM 10-Q


(MARK ONE)
(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

	             For the quarterly period ended June 30, 2003

					or

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

			    Yes  X         No

The total number of shares outstanding of the Registrant's common stock as of August 11, 2003 were 12,715,404

			Total number of pages:  16


				SUPERTEX, INC.
			QUARTERLY REPORT - FORM 10Q


Table of Contents						Page No.

		     PART I - FINANCIAL INFORMATION

Item  1.    Financial Statements
      	Unaudited Condensed Consolidated Statements of Income.............3
      	Unaudited Condensed Consolidated Balance Sheets...................4
      	Unaudited Condensed Consolidated Statements of Cash Flows.........5
      	Notes to Unaudited Condensed Consolidated Financial Statements....6

Item  2.    Management's Discussion and Analysis of Financial Condition
      	and Results of Operations.........................................9

Item  3.    Quantitative and Qualitative Disclosures About Market
	Risk and Interest Rate Risk......................................12

Item  4.    Controls and Procedures......................................13

			PART II- OTHER INFORMATION

Item  1.    Legal Proceedings............................................13
Item  2.    Changes in Securities and Use of Proceeds....................13
Item  3.    Defaults Upon Senior Securities..............................13
Item  4.    Submission of Matters to a Vote of Security Holders..........13
Item  5.    Other Information............................................13
Item  6.    Exhibits and Reports on Form 8-K.............................13

Signatures  .............................................................14


Item 1.  Financial Statements

				SUPERTEX, INC.
		CONDENSED CONSOLIDATED STATEMENTS OF INCOME
				(unaudited)
		    (in thousands, except per share amounts)


						Three-months Ended,

				     June 30, 2003	     June 30, 2002

Net sales				$   12,479		$   13,277
Cost and expenses:

   Cost of sales			     7,289	             8,849
   Research and development		     2,230		     2,318
   Selling, general and administrative       2,390	             1,835
					----------		----------
	Total costs and expenses	    11,909	            13,002
					----------		----------
Income from operations			       570		       275
   Interest income			       264		       244
   Other income, net		               290                       7
					----------		----------
	Income before provision for
	income taxes			     1,124		       526
Provision for income taxes		       348	               179
					----------		----------
   Net income				$      776              $      347
					==========		==========
Net income per share:
   Basic 				$     0.06		$     0.03
   Diluted				$     0.06	 	$     0.03

Shares used in per share computation:
   Basic				    12,686		    12,575
   Diluted				    12,907		    12,935

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.


				SUPERTEX, INC.
		    CONDENSED CONSOLIDATED BALANCE SHEETS
			   (unaudited, in thousands)


					     June 30, 2003      March 31, 2003
ASSETS

Current assets:
   Cash and cash equivalents			$   58,695	    $   60,931
   Short-term investments			     9,314		 3,945
   Trade accounts receivable, net of
   allowance of $595 and $615 at June 30, 2003
   and March 31, 2003, respectively		     6,981		10,134
   Inventories					    15,385		14,582
   Prepaid expenses and other current assets	       474		   575
   Deferred income taxes		             4,030	         4,030
      						----------	    ----------
      Total current assets			    94,879		94,197

Property, plant and equipment, net		    11,565              12,104
Other assets						97		    97
Deferred income taxes			             2,273               2,273
						----------	    ----------
    TOTAL ASSETS				$  108,814          $  108,671


LIABILITIES

Current liabilities:
   Trade accounts payable			$    2,598	    $    3,572
   Accrued salaries and employee benefits	     6,522		 6,784
   Other accrued liabilities			       412		   485
   Deferred revenue				     2,245               2,001
   Income taxes payable    		             3,171	         3,304
   						----------	    ----------
      Total current liabilities		            14,948  	        16,146

SHAREHOLDERS' EQUITY
   Preferred stock, no par value - 10,000
   shares authorized, none outstanding			--		    --
   Common stock, no par value - 30,000 shares
   authorized; issued and outstanding 12,707 and
   12,658 shares at June 30, 2003 and March 31,
   2003, respectively				    29,610		29,045
   Retained earnings				    64,256	        63,480
      						----------	    ----------
      Total shareholders' equity    		    93,866	        92,525

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  108,814	    $  108,671
						==========	    ==========

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.



				SUPERTEX, INC.
		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			(unaudited, in thousands)


						   Three-months Ended,
					        June 30, 2003    June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net income				           $      776	    $      347
  						   ----------	    ----------
Non-cash adjustments to net income:
  Depreciation				        	1,060            1,290
  Provision for doubtful accounts and sales returns       650              827
  Provision for excess and obsolete inventories           216                4
  Changes in operating assets and liabilities:
    Short-term investments, categorized as trading       (369)              --
    Trade accounts receivable				2,503	          (116)
    Inventories				               (1,019)           1,026
    Prepaid expenses and other current assets    	  101   	   414
    Trade accounts payable and accrued expenses        (1,309)   	(2,140)
    Income taxes payable                      	         (133)	         1,227
    Deferred revenue				          244               (6)
 					           ----------       ----------
     Total adjustments				        1,944  	      	 2,526
    	   					   ----------	    ----------
      Net cash provided by operating activities	        2,720   	 2,873
						   ----------	    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	  	 (536) 		(1,007)
Proceeds from disposal of property and equipment 	   15 		    --
Purchases of short-term investments, categorized
as available for sale				       (5,000) 	            --
    						   ----------	    ----------
      Net cash used in investing activities  	       (5,521) 	        (1,007)
						   ----------	    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of stock options and
employee stock purchase plan			  	  565 	           526
						   ----------	    ----------
      Net cash provided by financing activities 	  565 	           526
						   ----------	    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS	       (2,236)	         2,392

CASH AND CASH EQUIVALENTS:
      Beginning of period			       60,931	        52,492
      						   ----------	    ----------
      End of period 				   $   58,695	    $   54,884
						   ==========	    ==========
Supplemental cash flow disclosures:

Income taxes paid				   $    1,010 	    $        5


See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.



				SUPERTEX, INC.
	    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				(unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the unaudited condensed consolidated financial statements for the quarters ended June 30, 2003 and 2002 include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the consolidated financial position, results of operations, and cash flows for those periods in accordance with accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. In particular, the year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements of Supertex, Inc. for the fiscal year ended March 31, 2003, which were included in the Annual Report on Form 10-K.

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

For purposes of presentation, the Company labels its annual accounting period end as March 31 and its interim quarterly periods as ending on the last day of the corresponding month. The Company, in fact, operates and reports based on quarterly periods ending on the Saturday closest to month end. The 13-week first quarter of fiscal 2003 ended on June 29, 2002, and the 13-week first quarter of fiscal 2004 ended on June 28, 2003.

Note 2 - Inventories

Inventories consisted of (in thousands):

					June 30, 2003	 March 31, 2003
	Raw materials................	    $   1,684	      $   1,348
	Work-in-process..............	  	8,771	   	  9,341
	Finished goods...............		4,930	     	  3,893
					    ---------	      ---------
					    $  15,385	      $  14,582

Note 3 - Comprehensive Income

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

						    Three-months Ended June 30,

							2003		2002
BASIC:
Net income					   $     776       $     347
						   ---------	   ---------
Weighted average shares outstanding for the period    12,686          12,575
						   ---------	   ---------
Net income per share				   $    0.06       $    0.03
						   ---------	   ---------

DILUTED:
Net income					   $     776       $     347
						   ---------	   ---------
Weighted average shares outstanding for the period    12,686          12,575
Dilutive effect of stock options                         221             360
  						   ---------	   ---------
  Total  					      12,907          12,935
						   ---------	   ---------
Net income per share				   $    0.06       $    0.03

Options to purchase 447,130 shares of the Company's common stock at an average price of $27.93 per share, and 435,899 shares at an average price of $29.64 per share at June 30, 2003 and June 30, 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5 - Stock-based Compensation

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

Had the Company recorded compensation costs for stock options issued to employees under the Company's stock options plans and Employee Stock Purchase Plan (ESPP) based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, the net income and net income per share for the quarter ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated as follows:


           					   Three-months Ended June 30,
(in thousands except per share amount)			2003	     2002

  Net income	As reported			      $  776	   $  347
	 Add:   Stock-based employee compensation
	        expense included in reported net
	        income, net of tax			  --           --

      Deduct:   Stock-based employee compensation
                expense determined under fair value
                based method, net of tax                (658)      (1,059)
						      ------	   ------
		Pro forma			      $  118	   $ (712)
						      ======	   ======
  Basic earnings(loss) per share
		As reported			      $ 0.06	   $ 0.03
		Pro forma			      $ 0.01       $(0.06)

  Diluted earnings(loss) per share
		As reported			      $ 0.06       $ 0.03
		Pro forma			      $ 0.01       $(0.06)


To compute the estimated fair value of each option grant under the Option Plans and employee's purchase rights under the ESPP, the Black-Scholes option pricing model was used with the following weighted average assumptions:


			Employee Stock Option Plans  	        ESPP
			Three-months Ended June 30   Three-months Ended June 30

			         2003     2002	         2003     2002

Risk-free interest rate          1.05%    3.52%          1.23%    2.05%
Expected term of option from
vest date (years)                1.48     1.49           0.50     0.50
Expected volatility               .98     1.45           0.43      .53
Expected dividends                 --       --             --       --


Note 6 - Investments

As of June 30, 2003, the Company's short-term investments consisted of investments held by the Company's Supplemental Employee Retirement Plan of $4,314,000, which are categorized as trading securities, and a time certificate of deposit of $5,000,000, which was purchased in June 2003 and is categorized as available for sale. At March 31, 2003, the Company's short-term investments consisted entirely of investments held by the Company's Supplemental Employee Retirement Plan.


Note 7 - Recent Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scopeas a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of SFAS 150 will have a material impact on its financial position or results of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

This Form 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates ", and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this Form 10-Q are our plans to continue in the future our current level of R&D investment on new product development as a percent of net sale; our plan to not add capacity in the future and to spend approximately $2,821,000 for capital acquisitions during fiscal 2004; and our anticipation that our available funds and expected cash generated from operations will be sufficient to meet cash and working capital requirements through at least the next twelve months. These statements are only predictions not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include that the demand for our products or results of our product development change such that it would be unwise not to decrease research and development and that some of our equipment will not be unexpectedly damaged or obsoleted, thereby requiring replacement as well as those described in "Risk Factors" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our Annual Report of Form 10-K for the fiscal year ended March 31, 2003. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

We described our critical accounting policies in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2003.

Our critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations, and require our management's significant judgments and estimates and such consistent application fairly depicts our financial condition and results of operations for all periods presented.

Critical accounting policies affecting us and the critical estimates we made when applying them have not changed materially since March 31, 2003.

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

Results of Operations

Net Sales

Net sales for the quarter ended June 30, 2003 were $12,479,000, a 6% decrease compared to $13,277,000 for the same quarter of the prior fiscal year, and a 14% decrease from $14,530,000 of the prior quarter. Our sales for the first quarter were adversely affected by the continued global economic slowdown and the reduced demand for our products in all of our major markets: medical electronics, imaging and telecom. In particular, medical electronics product sales decreased by $1,048,000 or 20% and imaging products decreased by $724,000 or 14% for the quarter ended June 30, 2003 compared to the quarter ended March 31, 2003. The quarter-over-quarter decline in demand for our medical products was largely the result of a reduced demand for our components by our largest medical product customer which moved its third party assembly offshore and therefore had to qualify pilot builds. For our imaging products, the quarter-over-quarter decline in demand primarily resulted from delays in the needed financing of a large consumer imaging customer until the end of the quarter, causing the customer to purchase less than expected during the quarter. Shipments to that customer have since increased.

As a percentage of total net sales for the quarter ended June 30, 2003, sales to customers in the medical electronics, imaging, and telecommunications markets represented 34%, 37%, and 21% of total net sales, respectively, compared to 33%, 33% and 22% for the same quarter of the prior fiscal year. Sales to customers in other markets accounted for 8% and 12% of the total net sales for both the quarters ended June 30, 2003 and 2002 respectively.

Net sales to international customers for the quarter ended June 30, 2003 were $4,193,000, or 34% of the Company's net sales as compared to $4,092,000, or 31% of the net sales for the same period of the prior fiscal year.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing raw silicon wafers, cost associated with assembly, packaging, test, quality assurance and product yields, the cost of personnel, facilities, and equipment associated with manufacturing support and charges for excess inventory.

As a percent of sales, the Company's gross margin was 42% for the three month period ended June 30, 2003, compared with 33% for the same period of the prior fiscal year. The gross margin for the quarter ended June 30, 2002 was adversely affected by reduced factory activity which resulted in under-absorbed manufacturing overhead.

Research and Development (R&D)

Research and development (R&D) expenses, which include payroll and benefits, processing costs and process transfer costs, decreased 4% to $2,230,000 for the quarter ended June 30, 2003 as compared to $2,318,000 for the same quarter of the prior fiscal year. The moderate dollar decrease in R&D expense for the quarter ended June 30, 2003 is primarily due to the reduction in software costs.

As a percent of sales, our R&D expenses were 18% of net sales for the quarter ended June 30, 2003 as compared to 17% for the same quarter of the prior fiscal year. We plan to continue this level of R&D investments as a percent of net sales.

Selling, General and Administrative  (SG&A)

Selling, general and administrative expenses, which include commissions, payroll and benefits, increased by 30% to $2,390,000 or 19% of net sales for the quarter ended June 30, 2003 as compared to $1,835,000 or 14% net sales in the same quarter of the prior fiscal year. The increase of $555,000 was attributed to an increase in payroll and benefits of $296,000, an increase in bad debt expense of $174,000, an increase in legal expenses of $171,000 offset by a decrease in sales commissions expense of $74,000. The increase in payroll and benefits expenses was primarily from that portion of the increase in accrued compensation for the Company's Supplemental Employee Retirement Plan resulting from the increase in value of the plan assets. The increase in bad debt expense for the quarter was attributed to a lower net bad debt expense in the first quarter of fiscal 2002 resulting from a successful collection of a previously reserved receivable in that quarter. The increase in the legal expense was due to a credit of $224,000 in the first quarter of fiscal 2002 following the favorable settlement of a claim by a customer. The decrease in sales commissions expense resulted from a lower commissionable sales.

Interest and Other Income, net

Interest income and other income, net was $554,000 and $251,000 when aggregated together for the quarters ended June 30, 2003 and 2002, respectively.

Interest income for the quarter ended June 30, 2003 was $264,000 compared to $244,000 for the same quarter of prior fiscal year. The moderate increase in interest income is attributable to a larger average cash, cash equivalent and short-term investments balance in the current quarter compared to the same quarter of the prior fiscal year, which was partially offset by lower interest rates.

Other income, net for the three-month period ended June 30, 2003 was $290,000 compared with $7,000 for the same period of last fiscal year. The increase was primarily due to the increase in fair market value of investments held by the Company's Supplemental Employee Retirement Plan of $248,000.

Provision for Income Taxes

The Company's effective tax rate for the quarter ended June 30, 2003 was 31%, compared to 34% for the same quarter of prior fiscal year. The reduction in effective tax rate was primarily due to a favorable change in geographic mix of income.

Liquidity and Capital Resources

On June 30, 2003, the Company had $68,009,000 in cash, cash equivalents, and short-term investments, compared with $64,876,000 on March 31, 2003. The Company anticipates that available sources of funds including cash, cash equivalents, short term investments, and expected cash to be generated from operations will be sufficient to meet cash and working capital requirements through at least the next twelve months.

The decrease in cash and cash equivalents of $2,236,000 from $60,931,000 at March 31, 2003 to $58,695,000 at June 30, 2003 is due to cash used in investing activities of $5,521,000, offset by cash flows from operating activities of $2,720,000, and cash flows from financing activities of $565,000. Our primary source of funds for the quarter ended June 30, 2003 has been net cash generated from operating activities of $2,720,000.

Net operating cash flows were the result of the following items:

* Net income of $776,000;
* Non-cash charges for depreciation of $1,060,000;
* A decrease in net trade accounts receivable of $3,153,000 including a non-cash reduction of $650,000 for the provisions for doubtful accounts and sales returns and a net decrease in gross accounts receivable of $2,503,000 primarily due to lower sales;
* A decrease in trade accounts payable and accrued expenses of $1,309,000 comprised primarily of a decrease in trade accounts payable of $974,000 which resulted from a decrease in operating expenses and equipment purchases;
* An increase in net inventory of $803,000 consisting of an increase in inventory of $1,019,000 due to a shortfall of our anticipated turns business partially offset by a non-cash charge for the provision for excess and obsolescence of $216,000;
* An increase in short-term investments categorized as trading securities of $369,000. These investments are held by the Company's Supplemental Employee Retirement Plan. The increase is due to additional employee contributions invested during the period as well as an increase in the fair market value of plan assets during the period; and
* A decrease in income taxes payable of $133,000.

Net cash used in investing activities in the three months ended June 30, 2003 was $5,521,000, which included purchases of short-term investment of $5,000,000 and equipment purchases of $536,000, offset by proceeds from disposal of property and equipment of $15,000.

Net cash provided by financing activities in the three months ended June 30, 2003 was $565,000, which consisted of proceeds from employee stock purchases of $327,000 and stock options exercises of $238,000.

The Company expects to spend approximately $2,821,000 for capital acquisitions during fiscal 2004, which is much less than prior fiscal years because most of the upgrades to our fab and our test operations have been completed, and we do not plan to add any capacity in the near future.

The Company has commitments for non-cancelable operating leases. Future minimum lease payments and sublease income under all non-cancelable operating leases at June 30, 2003 are as follows (in thousands):

  Fiscal Years Ending March 31		Operating Lease    Sublease Income

  2004 (remaining nine months)		   $    922            $   488
  2005					      1,104                370
  2006					      1,047                336
  2007					      1,051                336
  2008                                          761                155
  Thereafter			                 --		    --
                 			   --------	       -------
				           $  4,885            $ 1,685

Item 3. - Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risk.

Interest Rate Sensitivity

The Company is not likely exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities. It has no holdings of derivative or commodity instruments. The fair value of the Company's investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. As of June 30, 2003, the Company maintained its funds primarily in money market funds and it plans to continue to invest a significant portion of its existing cash in interest bearing money market funds and other short-term debt securities with maturities of less than a year.


Item 4. - Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

    The Company's principal executive officer and principal financial officer has evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q and have determined that they are reasonable taking into account the totality of the circumstances.

(b) Changes in Internal Control over Financial Reporting
    There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect such control.


PART II  - OTHER INFORMATION

Item    1. - Legal Proceedings

	None

Item    2. - Changes in Securities and Use of Proceeds

	None

Item    3. - Defaults Upon Senior Securities

	None

Item    4. - Submission of Matters to a Vote of Security Holders

	None

Item    5. - Other Information

	None

Item 	6. - Exhibits and Reports on Form 8-K

	(a) Exhibits:

	Exhibit 31, Rule 13(a)-14(a)/15(d)-14(a) Certification by Henry C. Pao

	Exhibit 32, Section 1350 Certification of Henry C. Pao

(b)   Reports on Form 8-K

	On July 14, 2003, the Company filed a Report on Form 8-K, dated July 14, 2003, furnishing under Item 12, a July 14, 2003 press release announcing the first fiscal quarter results. (Such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act.)



				SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					SUPERTEX, INC.
					(Registrant)

Date: August 12, 2003

			By:	 /s/ Henry C. Pao
  				----------------------
  				Henry C. Pao, Ph.D.
				President
			 	(Principal Executive and Financial Officer)