Form 10-Q
period 2003-09-30
SUPERTEX INC
filed 2003-11-07
CIK 730000

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.  20549


				 FORM 10-Q


(MARK ONE)
(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

   	     For the quarterly period ended September 30, 2003

or

(  )	Transition Report Pursuant to Section 13 or 15(d) of the Securities and
        Exchange Act of 1934 (No Fee Required)

			Commission File No. 0-12718


	    		       SUPERTEX, INC.
	(Exact name of Registrant as specified in its Charter)

California	                                                   94-2328535
(State or other jurisdiction of 				(IRS Employer
incorporation or organization)                              Identification #)

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

			    Yes  X         No

The total number of shares outstanding of the Registrant's common stock as of November 7, 2003 were 12,785,324.


			Total number of pages:  17



				SUPERTEX, INC.
			QUARTERLY REPORT - FORM 10Q


Table of Contents						        Page No.

PART I - FINANCIAL INFORMATION

Item  1.  Financial Statements
	     Unaudited Condensed Consolidated Statements of Income	      3
	     Unaudited Condensed Consolidated Balance Sheets		      4
	     Unaudited Condensed Consolidated Statements of Cash Flows	      5
	     Notes to Unaudited Condensed Consolidated Financial Statements   6
Item  2.  Management's Discussion and Analysis of Financial Condition
	  and Results of Operations		                              9
Item  3.  Quantitative and Qualitative Disclosures About Market Risk and
          Interest Rate Risk		                                     13
Item  4.  Controls and Procedures		                             13

PART II- OTHER INFORMATION

Item  1.  Legal Proceedings						     14
Item  2.  Changes in Securities and Use of Proceeds		    	     14
Item  3.  Defaults Upon Senior Securities		      		     14
Item  4.  Submission of Matters to a Vote of Security Holders		     14
Item  5.  Other Information						     14
Item  6.  Exhibits and Reports on Form 8-K				     15

Signatures								     15


Item 1.  Financial Statements

				SUPERTEX, INC.
		 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
				 (unaudited)
		 (in thousands, except per share amounts)



				        Three-months Ended,   Six-months Ended,
				           September 30,        September 30,
				           -------------        -------------
					 2003        2002      2003      2002
					 ----        ----      ----      ----
Net sales				$12,315     $13,220  $24,794    $26,497
					-------     -------  -------    -------
Costs and expenses:

     Cost of sales			  7,523	      8,102   14,812     16,951
     Research and development             2,276       2,489    4,506      4,807
     Selling, general and administrative  2,203       2,206    4,593      4,041
					 ------      ------   ------     ------
	Total costs and expenses         12,002      12,797   23,911     25,799
					 ------      ------   ------     ------
Income from operations                      313         423      883        698
     Interest income                        268         250      532        494
     Other income, net                       66         407      356        414
					 ------      ------   ------     ------
       Income before provision for
          income taxes                      647       1,080    1,771      1,606
Provision for income taxes		    200		367	 548	    546
					 ------      ------   ------     ------
     Net income				  $ 447	      $ 713   $1,223     $1,060
					 ======      ======   ======     ======
Net income per share:
     Basic  				  $0.04       $0.06    $0.10	  $0.08
   					  =====       =====    =====      =====
     Diluted				  $0.03	      $0.06    $0.09	  $0.08
					  =====       =====    =====      =====
Shares used in per share computation:
     Basic				 12,723	     12,589   12,705	 12,582
					 ======      ======   ======     ======
     Diluted 				 13,047	     12,640   12,977	 12,788
					 ======      ======   ======     ======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


			    	  SUPERTEX, INC.
       		      CONDENSED CONSOLIDATED BALANCE SHEETS
  		            (unaudited, in thousands)



					   September 30, 2003    March 31, 2003
ASSETS					   ------------------    --------------


Current assets:
    Cash and cash equivalents                       $ 59,414	       $ 60,931
    Short-term investments			       9,518		  3,945
    Trade accounts receivable, net of allowance
         of $550 and $615			       9,176		 10,134
    Inventories					      14,325		 14,582
    Prepaid expenses and other current assets            655	            575
    Deferred income taxes                              4,030              4,030
   						      ------             ------
   	Total current assets                          97,118             94,197

Property, plant and equipment, net		      11,042             12,104
Other assets                                              97		     97
Deferred income taxes   			       2,273		  2,273
						     -------		-------
    TOTAL ASSETS 				   $ 110,530	      $ 108,671
						     =======            =======

LIABILITIES

Current liabilities:
     Trade accounts payable			    $ 2,315		$ 3,572
     Accrued salaries and employee benefits           6,560		  6,784
     Other accrued liabilities		                478		    485
     Deferred revenue			              3,017               2,001
     Income taxes payable			      3,373		  3,304
   						     ------		 ------
        Total current liabilities		     15,743		 16,146
						     ------              ------
SHAREHOLDERS' EQUITY
     Preferred stock, no par value - 10,000 shares
	authorized, none outstanding                    --                   --
     Common stock, no par value - 30,000 shares
        authorized; issued and outstanding 12,744
        and 12,658 shares at September 30, 2003 and
        March 31, 2003, respectively                 30,084              29,045
     Retained earnings                               64,703              63,480
   						    -------             -------
   	Total shareholders' equity                   94,787              92,525
   						    -------             -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $110,530            $108,671
						    =======             =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.



				SUPERTEX, INC.
		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			  (unaudited, in thousands)

						         Six-months Ended,
CASH FLOWS FROM OPERATING ACTIVITIES             September 30,    September 30,
						      2003	      2002

  Net income					    $ 1,223         $ 1,060
						    -------         -------
  Non-cash adjustments to net income:
    Depreciation 				      2,177           2,696
    Provision for doubtful accounts and sales
       returns					        829	      1,199
    Provision for excess and obsolete inventories       379  	       (253)
    Gain on sale of long-term investments  	         --   	     (1,092)
    Gain on disposal of assets			         --		 (9)
    Impairment of long term investment		         --   	        750
    Changes in operating assets and liabilities:
       Short-term investments, categorized as trading  (548)		 --
       Trade accounts receivable			129	       (258)
       Inventories				       (122)		978
       Prepaid expenses and other current assets	(80)		238
       Trade accounts payable and accrued expenses   (1,488)	     (2,352)
       Deferred revenue				      1,016		 56
       Income taxes payable				 69	      1,590
  						      -----           -----
    	  Total adjustments			      2,361	      3,543
    						      -----           -----
    	    Net cash provided by operating
    	         activities			      3,584	      4,603
						      -----           -----
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property, plant and equipment	     (1,130)	     (1,336)
  Proceeds from disposal of property and equipment       15		  9
  Sales of long-term investments  		         --           1,692
  Purchases of short-term investments,
       categorized as available for sale             (5,025) 	      	 --
  						     -------          ------
            Net cash provided by (used in) investing
                 activities 			     (6,140)		365
						     -------          ------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from exercise of stock options and
       employee stock purchase plan		      1,039		684
	   					     -------          ------
	    Net cash provided by financing
		 activities			      1,039		684
		 				     -------          ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (1,517)	      5,652

CASH AND CASH EQUIVALENTS:
            Beginning of period			     60,931	     52,492
						    -------         -------
	    End of period 			    $59,414	    $58,144
						    =======	    =======
Supplemental cash flow disclosures:
            Income taxes (paid), net of refunds	    $  (480)	    $ 1,045

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


				SUPERTEX, INC.
	     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				(unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the unaudited condensed consolidated financial statements for the quarters ended September 30, 2003 and 2002 include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the consolidated financial position, results of operations, and cash flows for those periods in accordance with accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. In particular, the year-end condensed consolidated balance sheet data were derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited condensed consolidated financial statements of Supertex, Inc. for the fiscal year ended March 31, 2003, which were included in the Annual Report on Form 10-K.

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

For purposes of presentation, the Company labels its annual accounting period end as March 31 and its interim quarterly periods as ending on the last day of the corresponding month. The Company, in fact, operates and reports based on quarterly periods ending on the Saturday closest to month end. The 13-week second quarter of fiscal 2003 ended on September 28, 2002, and the 13-week second quarter of fiscal 2004 ended on September 27, 2003.

Note 2 - Inventories

Inventories consisted of (in thousands):
					September 30, 2003	March 31, 2003
Raw materials...........................	   $ 1,517	       $ 1,348
Work-in-process.........................	     8,052	         9,341
Finished goods..........................	     4,756	         3,893
						   -------             -------
						   $14,325	       $14,582
						   =======             =======
Note 3 - Comprehensive Income

SFAS No.130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income did not differ from net income for all periods presented.


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




     					Three-months Ended,   Six-months Ended,
					    September 30,	September 30,
					   2003       2002	2003      2002
BASIC:

Net income				  $  447    $ 713	$1,223	 $1,060
					  ======    ======      ======   ======
Weighted average shares outstanding
    for the period			  12,723    12,589	12,705	 12,582
					  ======    ======	======   ======
Net income per share			  $ 0.04     $0.06	$ 0.10   $ 0.08
					  ======    ======      ======   ======

DILUTED:

Net income				  $  447    $ 713	$1,223	 $1,060
					  ======    =====       ======   ======
Weighted average shares outstanding
    for the period			  12,723   12,589	12,705	 12,582
Dilutive effect of stock options	     324       51          272	    206
					  ------   ------       ------   ------
Total					  13,047   12,640	12,977	 12,788
					  ======   ======       ======   ======
Net income per share			  $ 0.03   $ 0.06	$ 0.09	 $ 0.08
					  ======   ======       ======   ======

Options to purchase 379,339 shares of the Company's common stock at an average price of $29.76 per share, and 1,045,358 shares at an average price of $20.48 per share at September 30, 2003 and September 30, 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the six-month period ended September 30, 2003 and 2002, respectively, options to purchase the Company's common stock of 408,795 shares at an average price of $28.92 per share, and 663,650 shares at an average price of $24.83 per share, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5 - Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method as described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transaction Involving Stock Compensation" ("FIN 44"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the stock option exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments that are offered to other than employees for acquiring or in conjunction with selling goods or services" ("EITF 96-18"). Under SFAS No. 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value and re-measured at each period end until a commitment date is reached, which is generally the vesting date.

Had the Company recorded compensation costs for stock options issued to employees under the Company's stock option plans and Employee Stock Purchase Plan (ESPP) based on the fair value at the grant date for the awards consistent with the provisions of SFAS No. 123, the net income and net income per share for the quarter ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated as follows:


					Three-months Ended    Six-months Ended
 					   September 30,	September 30,
					   -------------        -------------
(in thousands except per share amounts)  2003      2002        2003     2002
					 ----      ----        ----     ----
Net income	  As reported		 $447	   $713	     $1,223    $1,060

       Add:       Stock-based employee
                  compensation expense
                  included in reported
                  net income, net of tax  --	     --		 --	   --

    Deduct:       Stock-based employee
                  compensation expense
                  determined under fair
                  value based method,
                  net of tax	        (505)	   (622)     (1,186)	(1,616)
				       ------     ------     -------    -------
	          Pro forma net
	          income (loss)         $(58)	    $91         $37      $(556)
				       ======     ======     =======    =======

Basic earnings    As reported          $ 0.04	  $ 0.06     $ 0.10	 $ 0.08
(loss) per share
		  Pro forma	       $ 0.00	  $ 0.01     $ 0.00	 $(0.04)

Diluted earnings  As reported	       $ 0.03     $ 0.06     $ 0.09      $ 0.08
(loss) per share
		  Pro forma            $ 0.00     $ 0.01     $ 0.00      $(0.04)

To compute the estimated fair value of each option grant under the Option Plans and employee purchase rights under the ESPP, the Black-Scholes option pricing model was used with the following weighted average assumptions:


	          Employee Stock Option Plans       Employee Stock Option Plans
	         Three-months Ended September 30   Six-months Ended September 30
		            2003       2002	          2003	         2002

Risk-free interest rate     1.05%      1.56%              1.05%          0.91%
Expected term of option
from vest date (years)      1.50       1.52               1.50           1.52
Expected volatility         0.98       1.03               0.98           1.24
Expected dividends            --         --                 --             --


	          Employee Stock Purchase Plan 	   Employee Stock Purchase Plan
	        Three-months Ended September 30    Six-months Ended September 30
		            2003       2002		  2003		2002
Risk-free interest rate     1.23%      1.35%		  1.23%		1.35%
Expected term of option
from vest date (years)	     .50	.50		   .50		 .50
Expected volatility	     .43	.68		   .43		 .68
Expected dividends	      --	 --		    --		  --



Note 6 - Investments

As of September 30, 2003, the Company's short-term investments consisted of investments held by the Company's Supplemental Employee Retirement Plan of $4,493,000, which are categorized as trading securities, and a time certificate of deposit of $5,025,000, which is categorized as available for sale. At
March 31, 2003, the Company's short-term investments consisted entirely of investments held by the Company's Supplemental Employee Retirement Plan.

Note 7 - Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, ("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, service and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company's adoption of EITF 00-21 did not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS 150 did not have an impact on its financial position or results of operations.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

This Form 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates ", and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this Form 10-Q are our expectation that future sales of our backlighting chips to the cell phone industry will remain at a lower run rate; our anticipation for the price erosion in the medical segment to stabilize by the second half of fiscal 2004; our expectation for growth in revenue in the second half of fiscal 2004, particularly in the fourth quarter; our belief that we will start to see some production capacity utilization improvement as demand of our products increases; our plans to continue in the future our current level of R&D investment on new product development as a percent of net sales; our plan to not add capacity in the future and to spend approximately $1,691,000 for capital acquisitions in the remaining two quarters of fiscal 2004; and our anticipation that our available funds and expected cash generated from operations will be sufficient to meet cash and working capital requirements through at least the next twelve months. These statements are only predictions not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include that there are no material changes in the demand for our customer's cell phone or medical products in which our chips are used; competition to supply products in the markets in which we compete does not increase and cause price erosion; demand materializes and increases for recently released customer products incorporating our products; we do not have unexpected manufacturing expenses as we ramp up production; the demand for our products or results of our product development change such that it would be unwise not to decrease research and development and that some of our equipment will not be unexpectedly damaged or obsoleted, thereby requiring replacement as well as those described in "Risk Factors" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our Annual Report of Form 10-K for the fiscal year ended March 31, 2003. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Results of Operations

Net Sales

Net sales for the quarter ended September 30, 2003 were $12,315,000, a 7% decrease compared to $13,220,000 for the same quarter of fiscal 2003, and a 1% decrease from $12,479,000 of the prior quarter. Net sales for the six months ended September 30, 2003 were $24,794,000, a 6% decrease compared to $26,497,000 for the same period of fiscal 2003.

As a percentage of total net sales for the quarter ended September 30, 2003, sales to customers in the medical electronics, imaging, and telecom markets represented 39%, 37%, and 19% of total net sales, respectively, compared to 36%, 39% and 18% for the same quarter of fiscal 2003. Sales to customers in other markets accounted for 5% and 7% of the total net sales for the quarter ended September 30, 2003 and 2002, respectively. For the six-month period ended September 30, 2003, sales to customers in the medical electronics, imaging, telecom and other markets represented 36%, 36%, 19% and 9% of total net sales, respectively, compared to 35%, 36%, 20% and 9% of total net sales in the same period of fiscal 2003.

Net sales for the three and six-month periods were adversely affected by the continued global economic slowdown. Overall conditions in the sectors we serve were weak in the second quarter of fiscal 2004. This is reflected in the reduced demand for our products in all of our major markets. Compared to the prior quarter, sales of our backlighting chips to the cell phone industry were flat and we expect future demand to be at this lower run rate. In our medical segment there was some price erosion and we expect this to stabilize in the second half of fiscal 2004. Recovery in our telecom segment still remains elusive. Based on customer projections, which we anticipate will be followed by confirmed orders, we expect revenue growth during the second half of fiscal 2004, particularly in the fourth quarter.

Net sales to international customers for the quarter ended September 30, 2003 were $5,050,000, or 41% of the Company's net sales as compared to $4,301,000 or 33% of the net sales for the same period of prior fiscal year. The quarter increase in the percent of international sales is the result of increased shipments to our OEM manufacturers in Europe and Asia. Net sales to international customers for the six-month period ended September 30, 2003 were $9,248,000 or 37% of the Company's net sales as compared to $8,388,000 or 32% of the net sales for the same period of the prior fiscal year. The six-month increase in the percentage of international sales is attributable to increased shipments to Asia excluding Japan.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing raw silicon wafers, cost associated with assembly, packaging, test, quality assurance and product yields, the cost of personnel, facilities, and equipment associated with manufacturing support and charges for excess inventory. Gross profit for the three and six-month periods ended September 30, 2003 are $4,792,000 and $9,982,000, respectively. This compares to $5,118,000 and $9,546,000, respectively for the same period of fiscal 2003.

As a percent of sales, the Company's gross margin was 39% and 40% respectively for the three and six-month periods ended September 30, 2003, compared with 39% and 36% respectively for the same periods of fiscal 2003. Gross margin for the quarter ended June 30, 2003 was 42% compared to 39% for the quarter ended September 30, 2003. Gross margin for the quarter was adversely affected by the continued under utilization of our production capacity which was, in part, the result of a planned inventory reduction of $1,100,000. We believe we will start to see some production capacity utilization improvement as demand for our products increases.

The increase in gross profit percentage for the six-month period ended September 30, 2003 as compared to the same period of fiscal 2003 was primarily due to rigorous cost reduction measures.

Research and Development (R&D)

Research and development (R&D) expenses, which include payroll and benefits, processing costs and process transfer costs, decreased 9% to $2,276,000 for the quarter ended September 30, 2003 as compared to $2,489,000 for the same quarter of the prior fiscal year, which represented 18% and 19% of our net sales in each period, respectively. R&D expenses for the six-month period ended September 30, 2003 were $4,506,000 compared to $4,807,000 for the same period in fiscal 2003, which represented 18% of net sales for both periods. The moderate decrease in absolute dollars in R&D expense for the quarter and six-month periods is primarily due to a reduction in software licensing costs and in depreciation expense.

We plan to continue this level of R&D investments as a percent of net sales.

Selling, General and Administrative  (SG&A)

Selling, general and administrative expenses, which include commissions, payroll and benefits, were $2,203,000, or 18% of net sales for the quarter ended September 30, 2003, essentially flat as compared to $2,206,000, or 17% of net sales for the same quarter of the prior fiscal year.

For the six-months ended September 30, 2003, SG&A expenses increased $552,000 to $4,593,000, or 19% of net sales, compared to $4,041,000, or 15% of net sales for the same period of the prior fiscal year. This increase was attributed to an increase in payroll and benefits of $267,000, an increase in bad debt expense of $134,000, offset by a decrease in sales commissions expense of $103,000. In addition, SG&A expenses were favorably impacted in the six months ended September 30, 2002 by the reversal of a provision for an anticipated settlement of $224,000 following the favorable resolution of a claim initiated by a customer in fiscal 2002. The increase in payroll and benefits expenses was primarily from the increase in accrued compensation resulting from the increase in valuation of plan assets for the Company's Supplemental Employee Retirement Plan. The increase in bad debt expense was attributed to a credit taken in the first half of fiscal 2003 which resulted from a successful collection of a previously reserved receivable in that period. The decrease in sales commissions expense resulted from lower commissionable sales.

Interest Income and Other Income, Net

Interest income and other income, net for the three and six-month periods ended September 30, 2003 were $334,000 and $888,000 respectively, compared to $657,000 and $908,000 respectively for the same periods of the prior fiscal year.

Interest income for the three and six-month periods ended September 30, 2003 was $268,000 and $532,000, respectively, compared to $250,000 and $494,000, respectively for the same periods of the prior fiscal year. The moderate increase in interest income is attributable to a larger average cash, cash equivalent and short-term investments balance in the current period compared to the same period of the prior fiscal year, which was partially offset by lower interest rates.

Other income, net was $66,000 for the quarter ended September 30, 2003 consisting primarily of an increase in fair market value of investments held by the Company's Supplemental Employee Retirement Plan of $95,000 and licensing income of $38,000 offset by a foreign currency exchange loss of $42,000. For the comparable period in fiscal 2003, other income and expense, net of $407,000 consisted of gain on sale of a long-term investment of $1,092,000 and licensing income of $38,000 offset by an impairment charge of $750,000 due to the uncertainty surrounding the recoverability of another long-term investment.

Other income and expense, net of $356,000 for the six-month period ended September 30, 2003 consisted primarily of an increase in fair market value of investments held by the Company's Supplemental Employee Retirement Plan of $343,000 and licensing income of $75,000 offset by a foreign currency exchange loss of $42,000. For the comparable period in fiscal 2003, other income and expense, net of $414,000 consisted of gain on sale of a long-term investment of $1,092,000 and licensing income of $75,000 offset by an impairment charge of $750,000 due to the uncertainty surrounding the recoverability of another long-term investment.

Provision for Income Taxes

The Company's effective tax rate for the three-month and six-month periods ended September 30, 2003 was 31%, compared to 34% for the same periods in the prior fiscal year. The reduction in the effective tax rate was primarily due to a favorable change in geographic mix of income.

Liquidity and Capital Resources

On September 30, 2003, the Company had $68,932,000 in cash, cash equivalents, and short-term investments, compared with $64,876,000 on March 31, 2003. The Company anticipates that available sources of funds including cash, cash equivalents, short-term investments, and expected that cash to be generated from operations will be sufficient to meet cash and working capital requirements through at least the next twelve months.

The decrease in cash and cash equivalents of $1,517,000 from $60,931,000 at March 31, 2003 to $59,414,000 at September 30, 2003 is due to cash used in investing activities of $6,140,000, cash flows provided by operating activities of $3,584,000, and cash flows provided by financing activities of $1,039,000. Our primary source of funds for the quarter ended September 30, 2003 has been the net cash generated from operating activities of $3,584,000.

Net operating cash flows were the result of the following items:

* Net income of $1,223,000;
* Non-cash charges for depreciation of $2,177,000;
* A decrease in net trade accounts receivable of $958,000 including a non-cash reduction of $829,000 for the provisions for doubtful accounts and sales returns and a net decrease in gross accounts receivable of $129,000, primarily due to lower sales;
* A decrease in trade accounts payable and accrued expenses of $1,488,000 comprised primarily of a decrease in trade accounts payable of $1,257,000 which resulted from a decrease in operating expenses and equipment purchases;
* An increase in deferred revenue of $1,016,000 due to an increase in inventory at distributors;
* A decrease in net inventory of $257,000 consisting of an increase in inventory of $122,000 due to a shortfall of our anticipated turns business offset by a non-cash charge for the provision for excess and obsolescence of $379,000;
* An increase in short-term investments categorized as trading securities of $548,000. These investments are held by the Company's Supplemental Employee Retirement Plan. The increase is due to net employee contributions of $205,000 and an increase in the fair market value of plan assets of $343,000 during the six-month period.

Net cash used in investing activities in the six-month period ended September 30, 2003 was $6,140,000, which included purchases of short-term investments of $5,025,000 and equipment purchases of $1,130,000 offset by proceeds from disposal of property and equipment of $15,000.

Net cash provided by financing activities in the six-month period ended September 30, 2003 was $1,039,000, which consisted of proceeds from stock options exercises of $712,000 and employee stock purchases of $327,000.

The Company expects to spend approximately $1,691,000 for capital acquisitions in the remaining two quarters of fiscal 2004, which is less than prior fiscal years because most of the upgrades to our fab and our test operations have been completed, and we do not plan to add any capacity in the near future.

The Company has commitments for non-cancelable operating leases. Future minimum lease payments and sublease income under all non-cancelable operating leases at September 30, 2003 are as follows (in thousands):


Fiscal Years Ending March 31     Operating Lease    Sublease Income
2004 (remaining six months)            $  615	         $  350
2005				        1,104		    370
2006					1,047		    336
2007					1,051		    336
2008					  761		    155
Thereafter				   --		     --
					-----             -----
        			       $4,578		 $1,547


Item 3. - Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risk.

Interest Rate Sensitivity

The Company is not likely exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities. It has no holdings of derivative or commodity instruments. The fair value of the Company's investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. As of September 30, 2003, the Company maintained its funds primarily in money market funds and it plans to continue to invest a significant portion of its existing cash in interest bearing money market funds and other short-term debt securities with maturities of less than a year.

Item 4. - Controls and Procedures.

	(a) Evaluation of Disclosure Controls and Procedures
	The Company's principal executive and financial officer has evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q and have determined that they are reasonable taking into account the totality of the circumstances.

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

	None

Item    2. - Changes in Securities and Use of Proceeds

	None

Item    3. - Defaults Upon Senior Securities

	None

Item    4. - Submission of Matters to a Vote of Security Holders
 The Company's Annual Shareholders' Meeting was held on August 15, 2003 at 10:00 a.m., at which the following matters were acted upon:

						     Votes Withheld/	 Broker
Matter Acted Upon	  Votes For  Votes Against    Abstentions     Non-Votes
-----------------	  ---------  -------------      -----------    --------
1. Election of Directors

   Henry C. Pao           9,090,637       0  	        1,393,159	   0
   Benedict Choy          9,206,437	  0		1,277,359	   0
   Richard Siegel 	  9,090,637	  0		1,393,159	   0
   W. Mark Loveless      10,259,121	  0		  224,675	   0
   Elliott Schlam	  9,180,367	  0		1,303,429	   0
   Milton Feng		 10,374,119	  0		  109,677	   0

 2. Ratification of the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending March 31, 2004.

                         10,430,905     47,634              5,257          0


Item    5. - Other Information

	None


Item 	6. - Exhibits and Reports on Form 8-K

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

Date: November 7, 2003


				By: /s/ Henry C. Pao
	      			--------------------------
	      			Henry C. Pao, Ph.D. President
	                        (Principal Executive and Financial Officer)