Form 10-Q
period 2003-12-31
SUPERTEX INC
filed 2004-02-10
CIK 730000

UNITED STATES
		   SECURITIES AND EXCHANGE COMMISSION
		   	Washington, D.C.  20549


			      FORM 10-Q


(MARK ONE)
(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

	      For the quarterly period ended December 31, 2003

				  or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

			    Yes  X         No

The total number of shares outstanding of the Registrant's common stock as of February 3, 2004 were 12,837,994.


Total number of pages:  17

				SUPERTEX, INC.
			QUARTERLY REPORT - FORM 10Q


Table of Contents							Page No.

			PART I - FINANCIAL INFORMATION

Item	1.  Financial Statements
	      Unaudited Condensed Consolidated Statements of Income.........  3
	      Unaudited Condensed Consolidated Balance Sheets...............  4
	      Unaudited Condensed Consolidated Statements of Cash Flows.....  5
	      Notes to Unaudited Condensed Consolidated Financial Statements  6
Item	2.  Management's Discussion and Analysis of Financial
	    Condition and Results of Operations.............................  9
Item	3.  Quantitative and Qualitative Disclosures About Market Risk
	    and Interest Rate Risk.......................................... 14
Item	4.	Controls and Procedures..................................... 14

			PART II - OTHER INFORMATION

Item	1.	Legal Proceedings........................................... 14
Item	2. 	Changes in Securities and Use of Proceeds................... 14
Item	3.	Defaults Upon Senior Securities............................. 14
Item	4. 	Submission of Matters to a Vote of Security Holders......... 14
Item	5. 	Other Information........................................... 14
Item	6.	Exhibits and Reports on Form 8-K............................ 14

Signatures	............................................................ 15









Item 1.  Financial Statements

				SUPERTEX, INC.
		CONDENSED CONSOLIDATED STATEMENTS OF INCOME
				(unaudited)
		(in thousands, except per share amounts)



					Three-months Ended,   Nine-months Ended,
					     December 31,        December 31,

					 2003	     2002       2003       2002

Net sales			      $  13,010   $ 13,888   $37,805   $ 40,385
				      ---------   --------   -------   --------
Costs and expenses:

   Cost of sales			  7,703      8,658    22,515     25,609

   Research and development               2,418      2,164     6,925      6,972

   Selling, general and administrative    2,550	     2,366	7,144	  6,407
				      ---------   --------   -------   --------
	Total costs and expenses         12,671     13,188    36,584     38,988
				      ---------   --------   -------   --------
Income from operations  		    339	       700	1,221	  1,397

	Interest income			    307        154       840        648

	Other income, net                   292        124       647        538
				      ---------   --------   -------   --------
	   Income before provision
	   for income taxes                 938	       978	2,708	  2,583

Provision for income taxes  		    291	       281	  839	    827

	   Net income		      $     647    $   697   $  1,869  $  1,756

Net income per share:

    Basic			      $    0.05    $  0.06   $   0.15  $   0.14
				      =========    =======   ========  ========
    Diluted			      $    0.05	   $  0.05   $   0.14  $   0.14
				      =========    =======   ========  ========
Shares used in per share computation:

    Basic			         12,775     12,608     12,728    12,591
    				      =========    =======   ========  ========
    Diluted 				 13,086     12,680     13,013    12,752
				      =========    =======   ========  ========
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


				SUPERTEX, INC.
		   CONDENSED CONSOLIDATED BALANCE SHEETS
			 (unaudited, in thousands)



					    December 31, 2003    March 31, 2003
ASSETS


Current assets:


    Cash and cash equivalents                 $   68,691	    $   60,931

    Short-term investments	                   4,795		 3,945

    Trade accounts receivable,
      net of allowance of  $471 and $615	   8,380  		10,134

    Inventories 				  13,527		14,582

    Prepaid expenses and other current assets	     893		   575

    Deferred income taxes                          4,030	         4,030
						--------              --------
   	Total current assets 			 100,316	        94,197

Property, plant and equipment, net		  10,108		12,104

Other assets					      94		    97

Deferred income taxes				   2,273		 2,273
					        --------              --------
    TOTAL ASSETS			       $ 112,791	     $ 108,671
    					       =========             =========


LIABILITIES


Current liabilities:


    Trade accounts payable		       $   2,783              $  3,572

    Accrued salaries and employee benefits         6,795                 6,784

    Other accrued liabilities			     593                   485

    Deferred revenue				   3,234		 2,001

    Income taxes payable			   3,372		 3,304
   						  ------                ------
   	Total current liabilities		  16,777		16,146
   						  ------                ------



SHAREHOLDERS' EQUITY


    Preferred stock, no par value -
    10,000 shares authorized, none outstanding       --                   --

    Common stock, no par value - 30,000 shares
    authorized; issued and outstanding 12,789
    and 12,658 shares at December 31, 2003 and
    March 31, 2003, respectively 		   30,665	       29,045

    Retained earnings 				   65,349	       63,480
   						  -------            --------
   	Total shareholders' equity		   96,014	       92,525
      						  -------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 112,791	    $ 108,671
						=========           =========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.



				SUPERTEX, INC.
		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			(unaudited, in thousands)

							Nine-months Ended,
CASH FLOWS FROM OPERATING ACTIVITIES                 December 31,   December 31,
						        2003            2002

 Net income					    $   1,869	    $   1,756
 						    ---------       ---------
 Non-cash adjustments to net income:

   Depreciation 				        3,316		4,128

   Provision for doubtful accounts and sales returns    1,118            (147)

   Provision for excess and obsolete inventories	  538		  896

   Gain on sale of long-term investments		   --	       (1,092)

   Gain on disposal of assets				   --		  (10)

   Impairment of long term investment			   --		  750

   Changes in operating assets and liabilities:

     Short-term investments, categorized as trading 	 (850)	       (3,866)

     Trade accounts receivable				  636		  795

     Inventories					  517		  819

     Prepaid expenses and other assets			 (315)		  237

     Trade accounts payable and accrued expenses         (670)         (3,187)

     Deferred revenue					1,233		  152

     Income taxes payable				   68  		1,884
     						       ------          ------
  	Total adjustments				5,591		1,359
    						       ------          ------
    	   Net cash provided by operating activities	7,460		3,115
						       ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES


 Purchases of property, plant and equipment  	       (1,335)         (1,136)

 Proceeds from disposal of property and equipment          15              10

 Sales of short-term investments, categorized as
 available for sale					5,025		   --

 Sales of long-term investments, categorized as
 available for sale					   --		1,692

 Purchases of short-term investments, categorized as
 available for sale				       (5,025)             --
    						       -------         ------
    Net cash provided (used in) investing activities   (1,320) 		  566
    						       -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from exercise of stock options and
  employee stock purchase plan				1,620		1,132
  						       ------          ------
     Net cash provided by financing activities 		1,620    	1,132
    						       ------          ------
NET INCREASE IN CASH AND CASH EQUIVALENTS		7,760		4,813

CASH AND CASH EQUIVALENTS:

    Beginning of period				       60,931	       52,492
						      -------         -------
    End of period 				     $ 68,691	     $ 57,305
						     ========        ========
Supplemental cash flow disclosures:

    Income taxes (paid), net of refunds		     $	(771)	     $	1,058


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


				SUPERTEX, INC.
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				(unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the unaudited condensed consolidated financial statements for the quarters ended December 31, 2003 and 2002 include all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the consolidated financial position, results of operations, and cash flows for those periods in accordance with accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. In particular, the year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited condensed consolidated financial statements of Supertex, Inc. for the fiscal year ended March 31, 2003, which were included in the Annual Report on Form 10-K.

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

For purposes of presentation, the Company labels its annual accounting period end as March 31 and its interim quarterly periods as ending on the last day of the corresponding month. The Company, in fact, operates and reports based on quarterly periods ending on the Saturday closest to month end. The 13-week second quarter of fiscal 2003 ended on December 28, 2002, and the 13-week second quarter of fiscal 2004 ended on December 27, 2003.

Note 2 - Inventories

Inventories consisted of (in thousands):
					     December 31, 2003	  March 31, 2003
Raw materials................................	 $   1,399	     $ 1,348
Work-in-process..............................	     7,707	       9,341
Finished goods...............................	     4,421	       3,893
						  --------          --------
						  $ 13,527	    $ 14,582
						  ========          ========
Note 3 - Comprehensive Income

SFAS No.130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income did not differ from net income for all periods presented.



	   		       SUPERTEX, INC.
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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




     					Three-months Ended,   Nine-months Ended,
					   December 31,		December 31,
					  2003      2002        2003	 2002
BASIC:
Net income				 $  647	   $  697      $ 1,869   $ 1,756
					 ======    ======      =======   =======
Weighted average shares outstanding
for the period				 12,775	   12,608	12,728	  12,591
					 ======    ======      =======   =======
Net income per share			 $ 0.05    $ 0.06      $  0.15	 $  0.14
					 ======    ======      =======   =======
DILUTED:

Net income				 $  647	   $  697      $ 1,869	 $ 1,756
					 ======    ======      =======   =======
Weighted average shares outstanding
for the period			         12,775    12,608       12,728    12,591

Dilutive effect of stock options	    311	       72	   285	     161
					 ------    ------      -------   -------
Total 					 13,086	   12,680	13,013    12,752
					 ======    ======      =======   =======
Net income per share			 $ 0.05    $ 0.05	$ 0.14	  $ 0.14
					 ======    ======      =======   =======
Options to purchase 391,067 shares of the Company's common stock at an average price of $28.73 per share, and 841,369 shares at an average price of $21.70 per share at December 31, 2003 and December 31, 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the nine-month period ended December 31, 2003 and 2002, respectively, options to purchase the Company's common stock of 413,003 shares at an average price of $28.59 per share, and 650,292 shares at an average price of $24.74 per share were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5 - Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method as described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transaction Involving Stock Compensation" ("FIN 44") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the stock option exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments that are offered to other than employees for acquiring or in conjunction with selling goods or services" ("EITF 96-18"). Under SFAS No. 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value and re-measured at each period end until a commitment date is reached, which is generally the vesting date.

Had the Company recorded compensation costs for stock options issued to employees under the Company's stock option plans and Employee Stock Purchase Plan (ESPP) based on the fair value at the grant date for the awards

SUPERTEX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

consistent with the provisions of SFAS No. 123, the net income and net income per share for the quarter ended December 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated as follows:





					       Three-months Ended  Nine-months Ended
 					         December 31,        December 31,
 					         -----------         -----------
(in thousands except per share amounts)          2003    2002	    2003      2002
						 ----    ----       ----      ----
Net income         As reported		         $647    $697      $1,869     $1,756

       Add:        Stock-based employee
                   compensation expense
                   included in reported net
                   income, net of tax             --      --         --         --

    Deduct:        Stock-based employee
                   compensation expense
                   determined under fair
                   value based method,
                   net of tax		          (522)   (784)    (1,824)   (2,448)

                   Pro forma net income (loss)    $125    $(87)       $45     $(692)
						======   ======    ======     ======
Basic earnings     As reported			$ 0.05	 $ 0.06	   $ 0.15     $ 0.14
(loss) per share

		   Pro forma			$ 0.01	 $(0.01)   $ 0.01     $(0.05)

Diluted earnings   As reported			$ 0.05	 $ 0.05	   $ 0.14     $ 0.14
(loss) per share
		   Pro forma			$ 0.01	 $(0.01)   $ 0.01     $(0.05)



To compute the estimated fair value of each option grant under the Option Plans and employee purchase rights under the ESPP, the Black-Scholes option-pricing model was used with the following weighted average assumptions:

				           Employee Stock Option    Employee Stock Option
				                  Plans		    	 Plans
				              Three-months Ended    Nine-months Ended
				              	December 31             December 31
				              	-----------             -----------
					      2003	2002	     2003	  2002
					      ----      ----         ----         ----
Risk-free interest rate			      1.61%	1.84%	     1.24%	  1.88%
Expected option life from vest date (years)   1.52	1.52	     1.52	  1.52
Expected volatility			      1.08	1.08	     1.01         1.19
Expected dividends			       --        --           --           --


					    Employee Stock Purchase   Employee Stock Purchase
					    Plan Three-months Ended   Plan Nine-months Ended
					          December 31		   December 31
					          -----------              -----------
					       2003	  2002		2003	     2002
					       ----       ----          ----         ----
Risk-free interest rate			       1.07%      1.23%         1.18%        1.54%
Expected option life from vest date (years)     .50        .50           .50          .50
Expected volatility                             .40        .68           .42          .60
Expected dividends				 --	    --            --           --

	   		         SUPERTEX, INC.
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 6 - Investments

The Company's short-term investments of $4,795,000 at December 31, 2003 and $3,945,000 at March 31, 2003 consisted entirely of investments held by the Company's Supplemental Employee Retirement Plan, which are categorized as trading securities.

Note 7 - Recent Accounting Pronouncements

On December 18, 2003 the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." SAB 104 does not materially impact the Company's financial position or results of operations.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

This Form 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates ", and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this Form 10-Q are our expectation of flat revenue in our fourth fiscal quarter; our plans to continue in the future our current level of R&D investment on new product development as a percent of net sales; our plan to not add capacity in the future and to spend approximately $1,486,000 for capital acquisitions in the last quarter of fiscal 2004; and our anticipation that our available funds and expected cash generated from operations will be sufficient to meet cash and working capital requirements through at least the next twelve months. These statements are only predictions not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include that there are no material adverse changes in the demand for our customer's products in which our chips are used; competition to supply semiconductor devices in the markets in which we compete does not increase and cause price erosion; demand materializes and increases for recently released customer products incorporating our products; we do not have unexpected manufacturing issues as we ramp up production; the demand for our products or results of our product development change such that it would be unwise not to decrease research and development and that some of our equipment will not be unexpectedly damaged or obsoleted, thereby requiring replacement as well as those described in "Risk Factors" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our Annual Report of Form 10-K for the fiscal year ended March 31, 2003. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Results of Operations

Net Sales

Net sales for the quarter ended December 31, 2003 were $13,010,000 compared to $13,888,000 for the same quarter of fiscal 2003, a decrease of $878,000 or 6%. Compared to net sales of prior quarter of $12,315,000, sales increased $695,000, or 6%. Net sales for the nine months ended December 31, 2003 were $37,805,000, a 6% decrease compared to $40,385,000 for the same period of fiscal 2003.

As a percentage of total net sales, sales to customers in the medical electronics, imaging, and telecom markets for the quarter and nine-month period ended December 31, 2003 were as follows:


				     Three-months Ended,      Nine-months Ended,
                                        December 31,            December 31,
                                        -----------		-----------
       Markets			     2003          2002       2003        2002
       -------			     ----          ----       ----        ----
Medical electronics                   34%           37%        35%         35%
Imaging                               35%           37%        37%         36%
Telecom                               23%           18%        21%         20%
Others                                 8%            8%         7%          9%


Overall conditions in the markets we serve remained weak in the third quarter of fiscal 2004 relative to those in the third quarter of fiscal 2003. This is reflected in the reduced demand for our products in most of our major markets. However, in the third quarter of fiscal 2004 conditions in our telecom market improved. Compared to the prior quarter, sales to our telecom market increased 31%, which was primarily from our legacy ISDN products and to a lesser extent from optical-to-optical switcher arrays. Sales in the medical electronics market declined 9% primarily due to a delay in production of certain newer high-end platforms utilizing our chip scale package products. The rest of the markets we serve remained stable. We expect flat revenue for the fourth fiscal quarter based on higher backlog, positive book-to-bill ratio, and contributions of new products sales as a result of design-wins achieved over the last two years on the one hand but perhaps less turns business on the other hand. Design-wins and request for quotes for our new products have continued at a good rate.

Net sales to international customers for the quarter ended December 31, 2003 were $4,738,000, or 36% of the Company's net sales as compared to $3,788,000 or 27% of the net sales for the same period of prior fiscal year. The increase in the international sales during the quarter is the result of increased shipments to our original equipment manufacturers (OEMs) in Europe and Asia in the telecom and imaging markets. Net sales to international customers for the nine-month period ended December 31, 2003 were $13,988,000 or 37% of the Company's net sales as compared to $12,190,000 or 30% of the net sales for the same period of the prior fiscal year. The increase in the percentage of international sales during the nine-month period is attributable to increased shipments to customers in Europe and Asia excluding Japan.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing raw silicon wafers, cost associated with assembly, packaging, test, quality assurance and product yields, the cost of personnel, facilities, and equipment associated with manufacturing support and charges for excess inventory. Gross profit for the three and nine-month periods ended December 31, 2003 are $5,307,000 and $15,290,000, respectively. This compares to $5,230,000 and $14,776,000, respectively for the same period of fiscal 2003.

As a percent of sales, the Company's gross margin was 41% and 40% respectively for the three and nine-month periods ended December 31, 2003, compared with 38% and 37% respectively for the same periods of fiscal 2003.

Gross margin for the quarter ended December 31, 2003 was favorably impacted by lower depreciation expenses, reduced reliance on outside implant services, lower occupancy costs and better production capacity utilization. In addition, for the comparable quarter in fiscal 2003, gross profit included a $989,000 increase in cost of goods sold due to a write-down of work-in-process inventory for our Telecom data communication products.

The increase in gross profit percentage for the nine-month period ended December 31, 2003 as compared to the same period of fiscal 2003 was primarily due to rigorous cost reduction measures and lower depreciation expenses.

Research and Development (R&D)

Research and development (R&D) expenses, which include payroll and benefits, as well as expensed material and facility costs associated with the development of new process and new products, increased 12% to $2,418,000 for the quarter ended December 31, 2003 as compared to $2,164,000 for the same quarter of the prior fiscal year, which represented 19% and 16% of our net sales in each period, respectively. R&D expenses for the nine-month period ended December 31, 2003 were $6,925,000 compared to $6,972,000 for the same period in fiscal 2003, which represented 18% and 17% of net sales respectively.

The increase in absolute dollars in R&D expense for the quarter ended December 31, 2003 over the same period in fiscal 2003 is primarily from increased new process and new product development work using our wafer fabrication facilities. The slight decrease in absolute dollars in R&D expense for the nine-month period ended December 31, 2003 compared to the same period of fiscal 2003 is primarily due to a reduction in software licensing costs and lower depreciation expenses despite an increase in cost of new process and new product development.

We plan to continue this level of R&D investments as a percent of net sales.

Selling, General and Administrative  (SG&A)

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices and outside services such as legal, auditing and tax services. SG&A expenses for the quarter ended December 31, 2003 were $2,550,000, or 20% of net sales, as compared to $2,366,000, or 17% of net sales for the same quarter of the prior fiscal year. The increase in absolute dollars in SG&A expenses for the three-month period is attributed to increase in payroll expenses of $100,000, occupancy expenses of $69,000, consulting fees of $61,000, travel and entertainment expenses of $50,000, partially offset by a decrease in commissions of $52,000. The increase in payroll is attributed to increased headcount while the increase in occupancy cost is primarily attributed to an increase in facilities maintenance costs. The increase in consulting fees is due to an increase in our provision for legal fees. Travel and entertainment expense increased slightly due to increased sales and marketing activities. Sales commission expense decreased due to lower commissionable sales.

For the nine-months ended December 31, 2003, SG&A expenses increased $737,000 to $7,144,000, or 19% of net sales, compared to $6,407,000, or 16% of net sales for the same period of the prior fiscal year. This 12% increase in SG&A was attributed to an increase in payroll and benefits expenses of $328,000, an increase in consulting fees of $328,000, and an increase in bad debt expenses of $128,000. In addition, SG&A expenses were favorably impacted in the nine months ended December 31, 2002 by the reversal of a provision for an anticipated settlement of $224,000 following the favorable resolution of a claim initiated by a customer in fiscal 2002. The increase in payroll and benefits expenses was attributed to the increase in accrued compensation resulting from the increase in valuation of plan assets for the Company's Supplemental Employee Retirement Plan as well as an increase in headcount in our sales and marketing group. The increase in bad debt expense was attributed to a credit taken in the first half of fiscal 2003 that resulted from a successful collection of a previously reserved receivable in that period.

Interest Income and Other Income, Net

Interest income and other income, net for the three and nine-month periods ended December 31, 2003 were $599,000 and $1,487,000 respectively, compared to $278,000 and $1,186,000 respectively for the same periods of the prior fiscal year.

Interest income for the three and nine-month periods ended December 31, 2003 was $307,000 and $840,000, respectively, compared to $154,000 and $648,000, respectively for the same periods of the prior fiscal year. The moderate increase in interest income for the three and nine-month periods is due to a larger average cash, cash equivalent and short-term investment balance in the current periods compared to the same periods of the prior fiscal year in addition to a slight improvement in interest rates.

Other income, net, was $292,000 for the quarter ended December 31, 2003 consisting primarily of an increase in fair market value of investments held by the Company's Supplemental Employee Retirement Plan of $202,000, foreign currency exchange gain of $45,000 and licensing income of $38,000. For the comparable period in fiscal 2003, other income, net, of $124,000 consisted of a gain on sale of a long-term investment of $140,000, licensing income of $38,000, and sublease income of $166,000, offset by sublease expenses of $220,000.

Other income, net, of $647,000 for the nine-month period ended December 31, 2003 consisted primarily of an increase in fair market value of investments held by the Company's Supplemental Employee Retirement Plan of $545,000, licensing income of $113,000, gain from foreign currency exchange of $8,000 and sublease income of $128,000 offset by sublease expenses of $133,000. For the comparable period in fiscal 2003, other income, net, of $538,000 consisted of gain on sale of a long-term investment of $1,092,000, lease income of $464,000, an increase in the fair market value of investments held in the Company's Supplemental Employee Retirement Plan of $140,000, licensing income of $113,000, gain from sale of a previously disposed equipment of $10,000, offset by sublease expenses of $523,000 and an impairment charge of $750,000 due to the uncertainty surrounding the recoverability of another long-term investment. The increase in sublease expense in that prior period was primarily attributed to roof repairs on a leased facility.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal years 2004 and 2003 was 31% and 29%, respectively. The Company reduced its effective tax rate in the third quarter of fiscal 2003 from 34% to 29%, due to a higher proportion of its earnings attributed to its foreign-based subsidiary, which is in a lower tax jurisdiction. For the nine-month periods ended December 31, 2003 and December 31, 2002, the effective tax rate was 31% and 32%, respectively.

Liquidity and Capital Resources

On December 31, 2003, the Company had $73,486,000 in cash, cash equivalents, and short-term investments, compared with $64,876,000 on March 31, 2003. The Company anticipates that available sources of funds including cash, cash equivalents, short-term investments, and expected positive cash flow to be generated from operations will be sufficient to meet cash and working capital requirements through at least the next twelve months.

The increase in cash and cash equivalents of $7,760,000 from $60,931,000 at March 31, 2003 to $68,691,000 at December 31, 2003 is due to cash flows provided by operating activities of $7,460,000 and cash flows provided by financing activities of $1,620,000, offset by cash used in investing activities of $1,320,000. Our primary source of funds for the nine-month period ended December 31, 2003 has been the net cash generated from operating activities.

Net operating cash flows for the nine-month period were the result of the following items:

* Net income of $1,869,000;
* Non-cash charges for depreciation of $3,316,000;
* A decrease in net trade accounts receivable of $1,754,000 including a non-cash charge of $1,118,000 for the provisions for doubtful accounts and sales returns and a net decrease in gross accounts receivable of $636,000;
* An increase in deferred revenue of $1,233,000 due to an increase in inventory at distributors;
* A decrease in net inventory of $1,055,000 consisting of an decrease in inventory of $517,000 and a non-cash charge for the provision for excess and obsolescence of $538,000;
* An increase in short-term investments categorized as trading securities of $850,000. These investments are held by the Company's Supplemental Employee Retirement Plan. The increase is due to net employee contributions of $305,000 and an increase in the fair market value of plan assets of $545,000 during the nine-month period.
* A decrease in trade accounts payable and accrued expenses of $670,000 comprised primarily of a decrease in trade accounts payable of $789,000 which resulted from a decrease in operating expenses and equipment purchases;

Net cash used in investing activities in the nine-month period ended December 31, 2003 was $1,320,000, which consisted of equipment purchases of $1,335,000, purchase of short-term investments categorized as available for sale of $5,025,000, offset by proceeds from sale of short-term investment of the same amount and proceeds from disposal of property and equipment of $15,000.

Net cash provided by financing activities in the nine-month period ended December 31, 2003 was $1,620,000, which consisted of proceeds from stock options exercises of $1,006,000 and employee stock purchases of $614,000.

The Company expects to spend approximately $1,486,000 for capital acquisitions in the fourth quarter of fiscal 2004, which is less than prior fiscal years because most of the upgrades to our fab and our test operations have been completed, and we do not plan to add any capacity in the near future.

The Company has commitments for non-cancelable operating lease. In January 23, 2004, the Company amended the lease term of its manufacturing facility in San Jose, California extending the term to seven years to expire in April 2011.
The Company has one remaining Option to extend the term for an additional five years. Future minimum lease payments and sublease income under all non-cancelable operating leases at December 31, 2003 are as follows (in thousands):

Fiscal Year Ending March 31		Operating Lease       Sublease Income
--------------------------- 		---------------	      ---------------
2004 (remaining three months)              $	307                $	142
2005                                            947                     184
2006						908                     150
2007						950			150
2008						850			  -
Thereafter				      2,852			  -
					   --------                --------
					   $  6,814		   $	626
					   ========                ========


Item 3. - Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risk.

Interest Rate Sensitivity

The Company is not likely exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities. It has no holdings of derivative or commodity instruments. The fair value of the Company's investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. As of December 31, 2003, the Company maintained its funds primarily in money market funds and it plans to continue to invest a significant portion of its existing cash in interest bearing money market funds and other short-term debt securities with maturities of less than a year.

Item 4. - Controls and Procedures.

	(a) Evaluation of Disclosure Controls and Procedures

	The Company's principal executive and financial officer has evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q and has determined that they are reasonable taking into account the totality of the circumstances.

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

	(a) Exhibits:

	Exhibit 31, Rule 13(a)-14(a)/15(d)-14(a) Certification by Henry C. Pao

	Exhibit 32, Section 1350 Certification of Henry C. Pao

	(b)   Reports on Form 8-K

On October 14, 2003, the Company filed a Report on Form 8-K, dated October 13, 2003, furnishing under Item 12, an October 13, 2003 press release announcing the second fiscal quarter results. (Such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act.)









			    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			   SUPERTEX, INC.
			    (Registrant)

Date: February 10, 2004


			By:	/s/  Henry C. Pao
				______________________________
  			  	Henry C. Pao, Ph.D.
			        President
			        (Principal Executive and Financial Officer)