Form 10-K
period 2004-03-31
SUPERTEX INC
filed 2004-06-16
CIK 730000

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-K

(MARK ONE)
(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended March 31, 2004
                                    or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _______ to ________

                    Commission File No. 0-12718

                        SUPERTEX, INC.
      (Exact name of Registrant as specified in its Charter)
            California                              94-2328535
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

            1235 Bordeaux Drive Sunnyvale, California 94089
              (Address of principal executive offices)
Registrant's Telephone Number, Including Area Code:  (408) 222-8888

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No  o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes  x   No  o

As of September 26, 2003, the last business day of the registrant's most recently completed second fiscal quarter, there were 12,744,335 shares of the registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was $172,295,254 based on the closing price reported on the NASDAQ National Market on September 26, 2003. Shares of common stock held by officers, directors and other persons who may be deemed "affiliates" of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The total number of shares outstanding of the Registrant's common stock as of June 4, 2004, was 12,920,927.

Documents Incorporated by Reference: Part III incorporates by reference portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on August 20, 2004 (the "Proxy Statement").

                    Exhibit Index is on Page 48
                    Total number of pages is 52







                         (BLANK PAGE)









                              SUPERTEX, INC.
                    	ANNUAL REPORT - FORM 10K

			   Table of Contents
                						    Page No.

PART I

Item  1.  Business....................................................     1
Item  2.  Properties..................................................     8
Item  3.  Legal Proceedings...........................................     8
Item  4.  Submission of Matters to a Vote of Security Holders.........     8


PART II

Item  5.  Market for Registrant's Common Equity and Related
          Shareholder Matters........................................      9
Item  6.  Selected Consolidated Financial Data.......................     10
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................     11
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk..     23
Item  8.  Financial Statements and Supplementary Data................     23
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure...................................     23
Item 9A.  Controls and Procedures....................................     23


PART III

Item  10. Directors and Executive Officers of the Registrant.........     24
Item  11. Executive Compensation.....................................     24
Item  12. Security Ownership of Certain Beneficial Owners and
          Management.................................................     24
Item  13. Certain Relationships and Related Transactions.............     25
Item  14. Principal Accounting Fees and Services.....................     25


PART IV

Item  15. Exhibits, Financial Statement Schedule and Reports on
          Form 8-K...................................................     25


Signatures...........................................................     28

                                PART I

Item 1.  Business

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates, " and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) we expect to undertake research and development of more than thirty new product projects during fiscal 2005, (2) our expectation that our wafer fabrication facility (fab) will fulfill our wafer manufacturing capacity needs, (3) our belief that our current backlog will be shipped in fiscal 2005, (4) our belief that our patents may have value and may be useful for cross-licensing, (5) our belief that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in R&D, (6) our anticipation that we will not pay dividends in the near term, (7) our belief that our revenue from the imaging market will recover during fiscal 2005 due to recent design wins and that overall we will experience sales growth due to recent product introductions, (8) our hope that the economy will recover in the coming quarters and that as a result the business of our customers will increase leading to increased revenue for us as well, (9) our plan to continue R&D spending as a percentage of sales at its current level, (10) our forward thrusts and strategies set forth under Part I, Business-Products on page 2,
(11) our belief that our continued growth depends in part on our ability to attract and retain highly skilled employees, (12) that available funds and cash generated from operations will be sufficient to meet our cash and working capital requirements through the end of fiscal 2005, (13) that we expect to spend approximately $2,450,000 for capital acquisitions in fiscal year 2005, and (14) that the fair value of our investment portfolio would not be significantly impacted by changes in interest rates. These statements are only predictions, are not guarantees, of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in Item 7 "Factors Which May Affect Operating Results" and elsewhere in this report, as well as the risks (1) that our patents may not have material value and that there may not be a market to cross-license them, (2) that there may be alternative ways for us to maintain our competitive position than through investments in R&D, that these alternatives may cost us less money or be more effective than investments in R&D, that our investments in R&D may not result in new products, and that even if our investments in R&D result in new products, these products may not enable us to maintain our competitive position, (3) that we will not obtain continued growth despite hiring highly skilled employees, (4) that we will not generate enough cash from operations to meet our cash and working capital requirements through the end of fiscal 2005, (5) that we need to spend more on capital acquisitions than anticipated, or that we overestimate or underestimate our need for capital acquisition, (6) that changes in short-term interest rates are not significant enough to affect our investment portfolio, and (7) that our newly introduced products will not be widely adopted so that they do not generate substantial revenue. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Supertex, Inc. ("Supertex" the "Company" "We" and "us") is a technology-based producer of high voltage analog and mixed signal semiconductor components. We design, develop, manufacture, and market integrated circuits (ICs), utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. With respect to our DMOS transistor products, the Company has maintained an established position in key products for the telecommunication and automatic test equipment industries. Supertex has been an industry leader in high voltage integrated circuits (HVCMOS and HVBiCMOS), which take advantage of the best features of CMOS, bipolar, and DMOS technologies and integrate them into the same chip. They are used by the flat panel display, printer, medical ultrasound imaging, telecommunications, industrial and consumer industries.

We market our products through direct sales personnel, independent sales representatives and distributors in the United States of America and abroad, primarily to electronic original equipment manufacturers.

The Company was incorporated in California in October 1975 and conducted an initial public offering of its Common Stock in December 1983. Our executive offices are located at 1235 Bordeaux Drive, Sunnyvale, California 94089, and our principal manufacturing facilities are located in San Jose, California and in Hong Kong. We have two design centers, one in our Sunnyvale headquarters and one in Hong Kong within our production test facility. We maintain five direct field sales offices located in: (1) Tallman, New York; (2) Irving, Texas; (3) Oley, Pennsylvania; (4) The United Kingdom; and (5) Taiwan as well as our International Sales and Distribution Center in Hong Kong established in fiscal 2002. The telephone number of our headquarters is (408) 222-8888. Our mailing address is 1235 Bordeaux Drive, Sunnyvale, California 94088-3607. Our website address is www.supertex.com.

Products

Over the years Supertex has designed and developed a variety of high voltage analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We supply standard and custom interface products primarily for use in telecommunications, imaging and medical electronics markets. Within these markets, we also provide custom wafer foundry services for the manufacture of integrated circuits using customer-owned designs and mask toolings. During fiscal 2004 and 2003, foundry services represented approximately 25% of our revenues, with the balance of our revenues coming from product sales, whereas during fiscal 2002 foundry services represented approximately 28% of our revenues. In the past five years, the semiconductor industry as a whole and Supertex was no exception, went through a rapid growth phase during our fiscal years 2000 and 2001, primarily due to the rapid growth in the telecommunication and internet industries and then suffered a severe decline in years 2002 and 2003. Finally in our fiscal 2004, we saw some recovery. Because of our conservative fiscal policy, even though our net sales dropped by 31% in fiscal year 2002 from 2001, we maintained our gross margin at approximately 40% through swift cost control actions and did not lose money and continued to have a positive cash flow from operating activities. During this five-year period, there were some surplus wafer fabrication facilities (fab) and test facilities for sale at bargain prices. With a sufficient cash supply and reserve on hand, we were able to negotiate with sellers for an attractive price with an all cash purchase of a submicron six inch fab in nearby San Jose, California in fiscal 1999, and of a test facility in Hong Kong in fiscal 2001 at a small fraction of their original cost. Because of our conservative fiscal policy, we were able to shut down our old four-inch fab and our production test facilities in Sunnyvale without having to incur any one-time charges.

After a two-year effort of successfully transferring our high voltage processes from our old fab to our new fab, we saw excellent potential to expand and compete in our markets. We formulated our forward thrusts and strategies in fiscal 2001, as shown in the table below, and started developing a large number of new products. The result was the introduction of 18 new products in calendar 2002 and 13 in 2003, up from 3 in 2000 and 7 in 2001. Typically in the semiconductor industry, it takes a gestation period of about three years for a new product from introduction to volume production. We should expect sales growth in the coming years from our recently introduced products. In the meantime, we also entered new markets, such as offline driver ICs for light emitting diodes (LEDs), hotswap ICs, Power-over-Ethernet (POE) ICs and Voice over Internet Protocol (VoIP) ICs.


                 Supertex Forward Thrusts & Strategies
                 -------------------------------------
            Markets                     Strategies
            -------                     ----------
Medical    Ultrasound            Custom and proprietary, leadership
           Foundry               Synergistic with other business
Imaging    Flat panel displays   Partnering and proprietary
           Printers              Custom and proprietary
           Foundry               Synergistic with other business
Telecom    Optical MEMS          Custom, proprietary and leadership
           Hotswap               Second source and improve upon LTC and Maxim
           Broadband and VOIP    Off-line solutions, PFC multi-stage converters
Others     Industrial and        Unique and small, cost-effective solutions
           consumer off-line

With Asia being the growth region in comparison to North America and Europe, we established a Sales/Distribution Center in Hong Kong in 2004 in our effort to penetrate the Asian market, in particular, the Chinese market.

The three major Groups that currently generate product revenues are:

  The Telecommunications (Telecom)/Broadband Group consists of interface products used in telephone handsets, solid-state relays, modems, fax, ISDN, networking, PABX, and PCMCIA cards, as well as diagnostic, curbside, set-top and central office equipment. The IC products include: hotswap controller, supervisory, power management, ringer, protection & isolated switch, Power over Ethernet (POE), Voice-over-Internet Protocol (VoIP), and optical micro-electro- mechanical system (MEMS) driver ICs. In addition, we offer foundry service for certain optical MEMS products.

  The Imaging Group consists of interface products for flat panel displays and non-impact printers and plotters. The flat panel display product family is sold to customers using electroluminescent (EL), plasma, vacuum fluorescent, Cholesteric LCD, electrophoretic and light emitting diodes (LED) technologies. There is also a family of products for driving EL panels to back-light LCD displays in hand-held instruments, such as cellular phone's monochrome screen and keypads, PDAs, pagers, HPCs, MP3, and meters as well as LEDs for general lighting to replace the incandescent and fluorescent lights because the new LEDs are very efficient. The printer product family is used in ink-jet and electrostatic types of printers and plotters, which are mostly high end products, with full color capability, high resolution and high-speed outputs. In addition, we offer foundry service for charge-coupled devices
  (CCD) and CMOS imaging devices.

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

As a leading provider of products to these specific niche markets, Supertex has been able to work very closely with key customers to define new products and identify future market needs. Such close collaboration has facilitated our development of a wide range of leading edge new products and has allowed our customers to quickly develop new and more advanced products for their markets. While we work with certain customers to design a product, generally, such products have broader applications so that they are useful to multiple customers.

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

Supertex operates in only one business segment. Information regarding Supertex's Segment Reporting can be found in Notes 1 and 8 of the "Notes to Consolidated Financial Statements."

Research and Development

Supertex incurred research and development expenses of $9,570,000, $9,338,000, and $11,279,000, on research and development activities during fiscal years 2004, 2003, and 2002, respectively. Research and development activities in fiscal 2005 are expected to continue at the rate of over thirty new product projects per year.

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

Manufacturing

Manufacturing operations include wafer fabrication in San Jose, California; limited assembly and packaging in Sunnyvale, California; and product testing and quality control in Sunnyvale, California and Hong Kong. Of our long-lived assets, 6% were located in our Hong Kong facility at the end of fiscal 2004 and 2003, with the balance located in the U.S.

We subcontract most of our standard component packaging and limited testing to independent assemblers, principally in Thailand and Malaysia. After assembly, packaged units are shipped back to our Hong Kong and Sunnyvale facilities for final product testing and quality control before shipment to customers. Although our offshore assemblies have not experienced any serious work stoppages, political instability and the severe acute respiratory syndrome
(SARS) or other epidemic in these countries may adversely affect our assembly and test operations. Although we have qualified assemblers in different countries to reduce risk, any prolonged work stoppage or other inability to assemble products would have a material adverse impact on our operating results. Furthermore, economic risks, such as changes in tariff or freight rates or interruptions in air transportation, could adversely affect our operating results. We also maintain a specialized assembly area at our manufacturing facilities to package engineering prototypes, to ensure high priority deliveries, and to assemble high reliability circuits required in military and other high reliability applications. We moved our production test operation to Hong Kong in fiscal 2002, but still maintain a small prototype product testing and product engineering operation in Sunnyvale, California.
As of the end of the fiscal 2004, the value of all our equipment and facility (long-live assets) located in Hong Kong amounted to $570,000.

We believe that we are well positioned to fulfill our wafer manufacturing capacity needs for the near future because our fab is running at below fifty percent (50%) utilization.

Availability of raw silicon wafers has worsened in the second half of fiscal 2004. During the economic downturn which started in the second half of fiscal 2001, some of our wafer suppliers reduced their manufacturing capacity, thus limiting their ability to react to the recent increase in the demand for raw wafers. We are currently experiencing lead times of approximately 12 to 14 weeks. However, our supplier agreements, if honored, assure us that our forecasted requirements are covered through calendar 2004. Under the terms of these agreements, we commit to a volume purchase. In return, we obtain favorable pricing concessions and resource commitment. On the other hand, availability of assembly packages and other raw materials used in the manufacturing of our products continues to be plentiful and subject to competitive pricing pressure. These materials are currently obtained from various sources. Some of these materials were in short supply in prior years.

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

Sales

We market our standard and custom products in the United States and abroad through our direct sales and marketing personnel in our headquarters, as well as through independent sales representatives and distributors supported by our field sales managers out of our sales offices in New York, Texas, Pennsylvania, the United Kingdom, and Taiwan. In addition, we established an international sale/distribution center in Hong Kong in fiscal 2002.

Export sales are made primarily through independent distributors to customers in Europe and Asia, and represented 43%, 39%, and 32% of net sales in fiscal years 2004, 2003, and 2002, respectively. The prior year percentages have been adjusted to reflect a change in our aggregation of geographic sales information. Sales are now attributed to geographic area based on delivery locations. Exports to Asia are largely to customers in Japan. Export sales are denominated only in U.S. dollars. Although export sales are subject to certain governmental commodity controls and restrictions for national security purposes, we have not had any material adverse effects on our business or financial results because of these limitations.

Microtek Inc., our primary distributor in Japan, accounted for 10% of our net sales for fiscal year 2004, and 11% for fiscal years 2003 and 2002, respectively. We do not have a long-term distributorship agreement with Microtek. Normal terms and conditions of sale apply, which include a 60-day notice of cancellation and charges for work-in-process for cancellations less than 60 days from shipment. Outstanding accounts receivable from Microtek accounted for 7% of gross accounts receivable as of March 31, 2004. While we have maintained a good relationship with Microtek, Inc. for over seventeen years, deterioration in that relationship could materially and adversely affect our business and financial results.

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Our inventories include high technology parts and components that are specialized in nature and subject to rapid technological obsolescence. While we endeavor to minimize the required inventory on hand and consider technological obsolescence when estimating amounts required, such estimates may be inaccurate and are subject to change. We maintain an inventory balance based on current sales level and forecast of future demand. An amount for tactical inventory is kept in our die bank location to reduce the lead-time in fulfilling an order.

Seasonality

While there may be some seasonality in some of our markets, typically weaker in the first half of any calendar year, a seasonal influence on our sales has not been identified as a consistent material trend.

Backlog

Our backlog at March 31, 2004 was approximately $10,767,000 compared with $10,457,000 and $12,275,000 at March 31, 2003, and 2002 respectively. We expect that all of the current backlog will be shipped in fiscal 2005. Customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. For those reasons, we believe that backlog is not meaningful in predicting our actual net revenue for any future period.

Competition

In general, competition among manufacturers of semiconductor components and discrete transistors is intense. Many of our domestic and foreign competitors have larger facilities, more financial, technical, and human resources, and more diverse product lines. Competition in the industry is based primarily upon factors such as product prices, product performance, diversity of product lines, delivery capabilities, and the ability to adapt to rapid technological change in the development of new and improved products. We believe we are competitive with respect to these factors; however, because of our market niches, market statistics are not generally available for many of our products. We also believe we are a leader in certain markets for our product families where we have a technological and/or cost advantage. We capitalize on our leadership positions by working very closely with customers to help them with next generation products, thus maintaining our leadership positions. Such close collaboration has produced a wide range of leading edge new products for us and for our customers and is one of our competitive advantages.

Patents and Licenses

We hold twenty-four United States patents, twelve of which will expire between 2008 to 2021, and we have additional patents pending. Although we believe that our patents may have value, there can be no assurance that our patents or any additional patents that may be obtained in the future will provide meaningful protection from competition. We believe that our success depends primarily on the experience, creative skills, technical expertise, and marketing ability of our personnel rather than on the ownership of patents. Patents may, however, be useful for cross-license purposes and have served the Company well in the past.

Supertex is not aware that any of its products infringe on any valid patent or other proprietary rights of third parties but it cannot be certain that they do not do so. If infringement is alleged, there can be no assurance that the necessary licenses could be obtained, or if obtained, would be on terms or conditions that would not have a material adverse effect on the Company.

Employees

At March 31, 2004, we had 307 full time employees primarily located in Northern California and Kowloon, Hong Kong. Many of our employees are highly skilled, and we believe our continued growth and success will depend in part on our ability to attract and retain such employees. At times, like other semiconductor manufacturers, we experienced difficulty in hiring and retaining sufficient numbers of skilled personnel, especially experienced analog integrated circuit designers.

We believe that the compensation, benefits, and incentives offered to our employees are competitive with those generally offered throughout the semiconductor industry. There are no collective bargaining agreements between us and our employees, and there has been no work stoppage due to labor difficulties. The Company considers its employee relations to be good.


Executive Officers of the Company

Name                 Position with the Company                  Age    Officer
                                                                         Since
-------------------------------------------------------------------------------
Henry C. Pao         President, Principal Executive and          66       1976
                     Financial Officer
Richard E. Siegel    Executive Vice President                    58       1982
Benedict C. K. Choy  Senior Vice President, Technology           58       1976
                     Development, and Corporate Secretary
William P. Ingram    Vice President, Wafer Fab Operations        56       1999
Franklin Gonzalez    Vice President, Process Technology          53       1999
Michael Lee          Vice President, I.C. Design                 49       1999
Dilip Kapur          Vice President, Standard Products           55       2000
William Petersen     Vice President, Worldwide Sales             51       2001


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

William P. Ingram joined Supertex in April 1995 as its Director of Wafer Fab Operations. Prior to joining Supertex, he was Vice President of Technology Development at Crosspoint Solutions, before which he held management positions at Fairchild and National Semiconductor. He began his career at National after receiving his B.S. degree in Electrical Engineering with honors from the North Carolina State University.

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

Available Information

We make available free of charge and through our internet website (www.supertex.com) our annual report on Form 10-K, quarterly reports on Form 10Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 159(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.


Item 2.  Properties

We lease a building at 71 Vista Montana, San Jose, California covering approximately 61,700 square feet where our six-inch submicron wafer fabrication and process engineering are located. In January 2004, we amended the lease term of this facility by extending the term to seven years to expire in April 2011. We have one remaining option to extend the term for an additional five years, which, if exercised, would extend the lease to April 2016.

We renewed our lease for a portion of a building located at 10 Sam Chuk Street, Sanpokong, Kowloon, Hong Kong in December 2003. The new lease covers 23,600 square feet and houses our back-end processing operations including: wafer sort, final test, quality control and assembly logistics as well as our Hong Kong Design Center and our International Sales and Distribution Center. The lease expires in three years on December 1, 2006.

We also lease a portion of a building, covering approximately 5,600 square feet, at 1225 Bordeaux Drive, Sunnyvale, California, expiring on April 2007. This building is leased from a corporation owned by a former director of the Company and is being sub-leased, essentially at cost, to Reaction Technology, our epitaxial deposition service provider. (See Note 7 of "Notes to Consolidated Financial Statements" and Item 13.)

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

No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.


                                PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

The following table sets forth the range of high and low closing sale prices reported on The Nasdaq Stock Market under the symbol SUPX for the periods indicated.

                             Fiscal Year Ended March 31,
                             ---------------------------
                          2004                     2003
                          ----                     ----
                      High     Low             High      Low
                      ----     ---             ----      ---
First Quarter        18.32    13.57           22.00     13.80
Second Quarter       19.95    16.34           17.62      9.64
Third Quarter        20.41    16.71           15.10      9.25
Fourth Quarter       22.60    15.19           15.36     13.00


On May 28, 2004, the last reported sale price was $15.67 per share. There were approximately 2,411 shareholders of record of common stock on May 28, 2004. We have not paid cash dividends on our common stock in fiscal years 2004 and 2003, and the Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future. The Company did not repurchase from the open market any of its outstanding shares or other securities during its fiscal quarter ended March 31, 2004.

Securities authorized for issuance under equity compensation plans:

We maintain the following three shareholder-approved equity compensation plans, as further described in Note 5 to our consolidated Financial Statements.

Employee Stock Purchase Plan - The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the "ESPP") and the reservation of shares of common stock for issuance under this Plan at the August 18, 2000 annual shareholders meeting. The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of the Company's fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by the Board of Directors. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company's common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six-month offering period, whichever is lower. An eligible employee may purchase no more than 500 shares of common stock during any six-month accumulation period. A total of 50,086, 46,408 and 45,239 shares of the Company's common stock were issued under the ESPP for fiscal years 2004, 2003 and 2002, respectively. There are 358,267 shares available for future issuance under the ESPP at the end of fiscal year 2004.

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

At the end of fiscal year 2004, there were 962,230 shares which are issuable upon exercise of outstanding options under the 1991 Plan at a weighted average exercise price of $17.10. Options granted under the 1991 Plan were granted at the fair market value of the Company's common stock on the date of grant and generally expire 7 years from the date of grant or at termination of service, whichever occurs first. The options generally are exercisable beginning one year from date of grant and generally vest over a five-year period.

Our shareholders approved the adoption of the 2001 Stock Option Plan (the "2001 Plan") and the reservation of 2,000,000 shares of common stock for issuance under the 2001 Plan at the August 17, 2001 annual meeting of shareholders. Terms for exercising options and vesting schedules are similar to the 1991 Plan. At the end of fiscal year 2004, there were 517,600 shares which are issuable upon exercise of outstanding options under the 2001 Plan at a weighted average exercise price of $16.67 and there are 1,478,949 shares remaining available for issuance.

We have no equity compensation plans that were not previously approved by our shareholders.

The table below shows information as of March 31, 2004, with respect to equity compensation plans under which equity securities of the Company are authorized for issuance. The Company's equity compensation plans, consisting of the Stock Option Plan and Employee Stock Purchase Plan, are approved by security holders.



                Number of Securities    Weighted-Average    Number of Securities Remaining
                 to Be Issued upon       xercise Price of    Available for Future Issuance
              Exercise of Outstanding  Outstanding Options,   under Equity Compensation
                 Options, Warrants,         Warrants,               Plans (Excluding
                    and Rights             and Rights       Securities Reflected in Column (a))
               ----------------------  -------------------  ------------------------------
Plan Category               (a)                  (b)                     (c)


Equity compensation
plans approved by
security holders      1,479,830               $16.95              1,837,216(1)

Equity compensation
plans not approved
by security holders       0                     N/A                        0



(1) Includes 358,267 shares reserved as of March 31, 2004 for future purchases by employees through payroll deductions under the Company's Employee Stock Purchase Plan described above.

Item 6.  Selected Consolidated Financial Data

The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31. For presentation purposes, the Company's fiscal years in the selected Consolidated Financial Data below have been shown ending on March 31. Fiscal years 2004 and 2000 each consisted of 53 weeks, whereas, fiscal years 2003, 2002 and 2001 each consisted of 52 weeks.

                                                    March 31,
                                                    ---------
                                  2004      2003      2002      2001      2000
                                  ----      ----      ----      ----      ----
                                             (in thousands)

Balance Sheet Data:

 Working capital              $ 87,005  $ 78,051  $ 67,333  $ 61,662  $ 52,950
 Total assets                  112,797   108,671   103,380    98,695    86,623
 Shareholders' equity           97,774    92,525    88,096    82,359    72,269
 Cash and cash equivalents and
   short-term investments       76,124    64,876    52,492    44,282    34,176
 Total current assets          102,028    94,197    82,617    77,998    67,304
 Total current liabilities      15,023    16,146    15,284    16,336    14,354



                                            Fiscal Year Ended March 31

                                  2004      2003      2002      2001      2000
                                  ----      ----      ----      ----      ----
                                   (in thousands, except per share amounts)
Statement of Income Data:

Net Sales                     $ 51,394  $ 54,915  $ 56,195  $ 81,455  $ 70,838
Costs and Expenses
  Costs of sales                30,938    34,103    33,700    48,790    44,976
  Research and development       9,570     9,338    11,279    10,917     8,468
  Selling, general and
      administrative             9,760     8,722     7,939    10,806     6,980
                                 -----     -----     -----    ------     -----
Income from operations           1,126     2,752     3,277    10,942    10,414
Other income
  Interest income                1,164       916     1,538     2,466     1,978
  Other income (expense), net      840       530     1,037    (1,153)      257
Income before provision for      -----     -----     -----     -----     -----
      income taxes               3,130     4,198     5,852    12,255    12,649
Provision for income taxes         970     1,343     1,990     4,167     4,174
                                 -----     -----     -----     -----     -----
  Net income                   $ 2,160   $ 2,855   $ 3,862   $ 8,088   $ 8,475
                               =======   =======   =======   =======   =======
Net income per share:
  Basic                        $  0.17   $  0.23   $  0.31   $  0.65   $  0.70
                               =======   =======   =======   =======   =======
  Diluted                      $  0.17   $  0.22   $  0.30   $  0.62   $  0.68
                               =======   =======   =======   =======   =======
Shares used in per share
  computation:

  Basic                         12,758    12,598    12,443    12,351    12,126
                                ======    ======    ======    ======    ======
  Diluted                       13,051    12,757    12,748    12,990    12,519
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

Factors Which May Affect Operating Results

Semiconductor companies as a group are subject to many similar risks. These include the risks that (1) the demand for semiconductors decreases as the industry has historically been very cyclical, (2) there are shortages of raw materials and/or fab capacity, or (3) there are changes in underlying circuit or process technology or fab technology. Other factors that could affect our future results include whether we can generate new bookings from both new and current products; general economic conditions, both in the United States and foreign markets, and economic conditions specific to the semiconductor industry; risks associated with customer concentration; our ability to introduce new products, to enhance existing products, and to meet the continually changing requirements of our customers; our ability to maintain and enhance relationships with our assembly and test subcontractors and independent distributors and sales representatives; and whether we can manufacture efficiently and control costs. In addition, we are subject to the risks described below, which are specific to our business:

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

* We work with our customers to develop products, which they will design into their systems. Even if we do achieve a design win, the customer's system may never go into production or the production may be smaller than we had anticipated. Although we attempt to develop products which will be useful for multiple customers, we may misjudge the market and develop a product which maybe useful for very few customers.

* We are dependent upon one fab which we own and operate. We would be susceptible were this fab to be unable to meet our needs, for example, were this fab to become obsolete due to process technology changes, or to be damaged, for example by fire or earthquake. We could encounter difficulties in operating our fab, such as contaminants in the air or defects in equipment , which could affect yields and production.

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

* Our operations may be interrupted and our business would be harmed in the event of an earthquake, terrorist act, and other disaster. Our principal executive offices, our fab facility, and major suppliers are located in areas that have been subject to severe earthquakes. In the event of an earthquake, we and/or our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Any such interruption in our ability or that of our major suppliers to continue operations at our facilities could delay the development and shipment of our products. Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the recent terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown, the economic consequences of current and potential military actions or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. Such uncertainties could also lead to delays or cancellations of customer orders, a general decrease in corporate spending or our inability to effectively market and sell our products. Any of these results could substantially harm our business and results of operations, causing a decrease in our revenues.

* We depended upon one customer, Microtek Inc., for approximately 10% of our fiscal year 2004 sales. Microtek is our primary distributor in Japan with at least twenty end-user customers. Most of our customers can typically cancel or reschedule orders without penalty so decreased demand for our products could translate into rapid decreases in sales volume.

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

* Our success depends upon our ability to protect our intellectual property, including patents, trade secrets, and know-how, and to continue our technological innovation. We cannot assure that the steps we have taken to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. The failure to obtain necessary licenses or other rights could cause us to lose market share and harm our business.

* Recently enacted changes in securities laws and regulations are likely to increase our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance practices. In addition to final rules made by the Securities and Exchange Commission, NASDAQ has revised its requirements for companies that are NASDAQ-listed. These new rules and regulations will increase our legal and financial compliance costs, and make some activities more difficult, time consuming and/or costly. These new rules and regulations also make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

* The FASB and various federal legislative proposals have proposed changes to GAAP that may require us to adopt a different method of determining the compensation expense for our employee stock options. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not consider stock option grants issued under our employee stock option plans to be compensation when the exercise price of the stock option is equal to the fair market value on the date of grant. If any change to GAAP is adopted that requires us to adopt a different method of determining the compensation expense for our employee stock options, our reported results of operations may be adversely affected.


The following discussion should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Selected Consolidated Financial Data" included elsewhere in this Form 10-K. The following table sets forth items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

                                          Fiscal Year Ended March 31,
																			    --------------------------
                                         2004         2003          2002
                                         ----         ----          ----
  Net sales                              100%         100%          100%
  Cost of sales                         60.2         62.1          60.0
  Research and development              18.6         17.0          20.1
  Selling, general and administrative   19.0         15.9          14.1
  Income from operations                 2.2          5.0           5.8
  Other income
     Interest income                     2.3          1.7           2.7
     Other income (expense), net         1.6          1.0           1.8
  Income before provision for income
     taxes                               6.1          7.7          10.4
  Provision for income taxes             1.9          2.5           3.5
  Net income                             4.2%         5.2%          6.9%


Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to our revenues, product returns, bad debts, inventories, investments, asset impairments, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We consider the accounting policies described below to be our critical accounting policies. These critical accounting policies affect our significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements. Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosures relating to them in this report

Revenue Recognition

We recognize revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection of the resulting receivable is reasonably assured. For sales to original equipment manufacturers (OEMs), we use either a binding purchase order or signed agreement as evidence of an arrangement. Sales through our distributors are evidenced by a distributor agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Sales to our distributors are made primarily under arrangements allowing limited rights of return, limited price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, we defer the recognition of such sales and the related costs of sales until our distributors have sold the merchandise to their end-user customers. Our deferred revenue also includes upfront billings from customers under non-recurring engineering (NRE) contracts as well as a customer advance under a licensing agreement.

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

Inventory Valuation

Our inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value and include high technology parts and components that are specialized in nature and subject to rapid technological obsolescence. Standard manufacturing cost includes materials, labor, and overhead costs including depreciation, and includes factors for estimated production yield and throughput time. We determine the market value of our inventories based on the average selling price of our products in the last three months prior to the balance sheet date. Inventory balances are adjusted to approximate the lower of our standard manufacturing cost or market value. Any adjustment to write down inventory to market value is charged to the cost of sales in the period that the adjustment is made.

We evaluate our ending inventories for excess quantities and obsolescence at each balance sheet date. This evaluation includes analyses of sales levels by product and projections of future demand. Inventories on hand in excess of forecasted demand and inventories that we consider obsolete are reserved for. Additions to the provision are charged to the cost of sales. Subsequent changes in facts and circumstances do not result in the reduction of the allowance until these inventories are subsequently sold or scrapped, after which the related allowance is matched to the movement of the related product inventory, resulting in lower costs and higher gross margins for those products.

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

Accounting for Investments and Consolidation

From time to time we may make investments in privately held companies, which requires us to determine the carrying value of such investments. We currently own stock in two privately held companies whose carrying value we determined is zero as of March 31, 2004 and March 31, 2003. Investments in privately held companies that are not publicly traded have no established market. We have a policy in place to review the fair value of these investments on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of an investment is in excess of its fair value, it is our policy to record a reserve and the related write down is recorded as an investment loss on our consolidated statements of income. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than temporary. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. In addition, adverse operating results of underlying long-term investments could result in additional other-than-temporary losses in future periods.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page 34 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Recent Developments

Beginning the fourth quarter of fiscal 2001, the global semiconductor industry conditions experienced a severe downturn that continued through the second half of fiscal 2004. During this time, conditions in all the markets we serve were weak. Demand for our products decreased, and sales were adversely impacted resulting in a sequential decline in fiscal years 2002, 2003 and 2004. Despite these declining sales, we have remained profitable and generated positive cash flows through rigorous cost control measures.

We experienced a modest recovery in sales in the second half of fiscal year 2004. We are hopeful that with expected improvements in the economy over the coming quarters, the business of our customers will increase leading to increased sales for us as well. We believe that we will be able to substantially meet our production needs from our wafer fabrication and testing facilities in the coming fiscal year. Quote activities and design wins have been strong in all the markets we serve. We have seen a higher sequential backlog and a book-to-bill ratio of greater than one, which are encouraging indicators for sales growth in the new fiscal year. Book-to-bill ratio is defined as sales orders received over orders shipped during the fiscal quarter. We believe that current orders will be shipped in fiscal 2005. However, our customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. For these reasons, purchase orders received are not necessarily reliable indicators of future sales.

Results of Operations

Fiscal 2004 vs. Fiscal 2003

Net Sales Net sales for fiscal year 2004 was $51,394,000, a decrease of $3,521,000 or 6% from the previous fiscal year net sales of $54,915,000. As a percentage of total net sales, sales to customers in the medical electronics, imaging, telecom and other market were as follows (in thousands):

Markets                                    Fiscal Years Ended March 31,
                                            2004                 2003
                                            ----                 ----
Medical Electronics                  $ 18,024    35%      $ 19,541   36%
Imaging                                17,540    34%        20,012   36%
Telecom                                11,541    23%        10,596   19%
Others                                  4,289     8%         4,766    9%
                                       ------   ---         ------  ---
    Net Sales                        $ 51,394   100%      $ 54,915  100%

Overall demand for our products in fiscal 2004 was lower compared to fiscal 2003. However, sales in our telecom market showed a modest improvement over the prior year primarily as a result of the economic upturn in the semiconductor industry in the second half of fiscal 2004. Sales to our telecom market increased 9% compared to the prior fiscal year, primarily from our legacy ISDN products and to a lesser extent from our optical-to-optical switcher arrays. Sales to the medical electronics market dropped 8% compared to prior fiscal year due to a delay in production of certain newer high-end platforms utilizing our chip scale package products. The 12% decrease in sales to our imaging market reflected softness in the consumer usage of EL backlights. However, we believe that there will be a recovery in our sales in this market in the coming fiscal year due to new design-wins in new applications such as keypads, remote controls, and at certain watch manufacturers. The rest of the markets we served remained stable in fiscal 2004 and are likely to experience a moderate sales growth in fiscal 2005 as improvements in global semiconductor economy continue.

In fiscal 2004, we derived approximately 43% of our net sales from customers outside the United States, primarily in Asia and Europe, compared to 39% in fiscal 2003. Dollar sales to international customers also increased approximately 5% from $21,174,000 to $22,322,000 for the fiscal year ended March 31, 2003 and 2004 respectively. These percentages have been adjusted to reflect a change in our aggregation of geographic sales information. Sales are now attributed to geographic area based on delivery location. The increase in the percentage of international sales is attributed to increase in shipments to delivery locations in Asia excluding Japan while sales in the United States declined. We believe that part of this shift reflects changes in our customers' manufacturing trends with more customers increasing their production operations in Asia. Additional discussion regarding our sales based on geographic area can be found in Note 8 of the "Notes to Consolidated Financial Statements."

Gross Margin

Gross profit represents net sales less cost of sales. Our cost of sales includes the cost of wafer fabrication, cost associated with assembly, packaging, test, quality assurance and product yields, the cost of personnel, facilities, and equipment associated with manufacturing support and charges for excess inventory. Gross profit for fiscal year 2004 was $20,456,000 compared to $20,812,000 in fiscal year 2003.

Gross profit in fiscal 2004 includes a benefit of $820,000 which represents the release of provision for inventory previously written down and sold during the year compared to $79,000 in fiscal 2003.

Our gross profit as a percentage of net sales fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors. Our gross margin was 40% for fiscal 2004 compared to 38% in the prior fiscal year. The gross margin improvement was primarily due to rigorous cost reduction measures and lower depreciation expenses. In fiscal 2004, we successfully qualified our in-house ion implantation process that resulted in reductions in our outside service costs and favorably impacted our gross profit. Depreciation expense in fiscal 2004 was lower than fiscal 2003 due to declining capital spending in the last few years, thereby reducing the depreciable cost. We have completed the upgrades to our fab and test operations, which we started in fiscal 2002.

Research and Development  Research and development (R&D) expenses include
payroll and benefits, processing costs, and depreciation.   We also expense
prototype wafers and mask sets related to new products as R&D expenses until new products are released to production. R&D expenses were 19% and 17% of net sales in fiscal 2004 and 2003, respectively. Dollar expenditures for research and development were $9,570,000 and $9,338,000 for fiscal 2004 and 2003, respectively. The net increase of $232,000 in R&D expense for the current year was primarily due to an increase in costs related to new process and new product development offset by a reduction in payroll, software licensing costs and lower depreciation expenses. We plan to continue this level of R&D investments as a percent of net sales.

Selling, General and Administrative (SG&A) SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing and tax services. SG&A expenses were 19% and 16% of net sales in fiscal 2004 and 2003, respectively. In absolute dollars, SG&A expenses were $9,760,000 in fiscal 2004 compared to $8,722,000 for fiscal 2003. This $1,038,000 or 12%
increase in SG&A was attributed to an increase in payroll and benefits expenses of $611,000, an increase in legal expenses of $291,000, an increase in occupancy cost of $122,000, an increase in bad debt expenses of $74,000, an increase in travel and entertainment expenses of $67,000, offset by a reduction in advertising and publication charges of $126,000. The increase in payroll and benefits expenses was attributed to the increase in compensation expense resulting primarily from the increase in valuation of plan assets for the Company's Supplemental Employee Retirement Plan of $426,000 as well as an increase in headcount in our sales and marketing group. We have expanded our sales efforts in the Far East, which also caused an increase in travel and entertainment expenses during fiscal 2004. The increase in legal expenses year-over-year is due to a benefit from a reversal of a provision for legal expenses in fiscal 2003 following the favorable resolution of a claim initiated by a customer. This reversal resulted in a benefit of $224,000 realized in fiscal year 2003. The increase in occupancy costs is attributed to an increase in facilities maintenance costs. Bad debt expenses in the prior year were favorably impacted by the collection of previously reserved accounts receivable of $298,000. The reduction in advertising expenses in fiscal 2004 was due to cost control measures.

Interest Income and Other Income, Net

Interest income and other income, net for fiscal year 2004 was $2,004,000 compared to $1,446,000 in fiscal 2003.

Interest Income Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $1,164,000 in fiscal 2004 compared to $916,000 in fiscal 2003. The moderate increase in interest income in fiscal 2004 is due to larger average cash, cash equivalent and short-term investment balance in the current periods compared to the same periods of the prior fiscal year.

Other Income, Net   Other income, net of $840,000 for fiscal 2004 consisted
primarily of an increase in fair market value of investments held by the Company's Supplemental Employee Retirement Plan of $738,000, and licensing income of $150,000. For the comparable period in fiscal 2003, other income, net, of $530,000 consisted of a gain on sale of a long-term investment of $1,092,000, and an increase in the fair market value of investments held in the Company's Supplemental Employee Retirement Plan of $79,000, licensing income of $150,000, offset by a loss from disposal of equipment of $60,000 and an impairment charge of $750,000 due to the uncertainty surrounding the recoverability of another long-term investment.

Provision for Income Taxes The provision for income taxes for fiscal 2004 is 31% of income before provision for income taxes compared to 32% in fiscal 2003. The Company reduced its effective tax rate due to a higher proportion of its earnings attributed to its foreign-based subsidiary, which is in a lower tax jurisdiction.

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

                Markets               Fiscal Years Ended March 31,
                                      2003                   2002
                                      ----                   ----
            Medical Electronics  $ 19,541   36%        $ 21,835   39%
            Imaging                20,012   36%          16,134   29%
            Telecom                10,596   19%          12,378   22%
            Others                  4,766    9%           5,848   10%
                                   ------  ---           ------  ---
            Net Sales            $ 54,915  100%        $ 56,195  100%


The increase in sales in the imaging market is primarily due to the sales increase in the backlighting inverter ICs, which gained market share in the phone applications market. Sales to rest of the markets declined primarily due to the adverse impact of the continuing downturn in the global semiconductor industry.

In fiscal 2003, we derived approximately 33% of our net sales from customers outside the United States, primarily in Asia and Europe, compared to 31% in fiscal 2002. Dollar sales to international customers also increased approximately 7% from $17,186,000 to $18,403,000.

In fiscal year 2004, we changed our aggregation of geographic sales information. Sales are now attributed to geographic area based on delivery location, whereas, in prior years, sales were attributed by sales territory.
A sales territory is a designation for an area covered by a sales team. Under this new method, sales to customers outside the United States for fiscal 2003 were $21,174,000 or 39 % of total sales compared to $17,998,000 or 32% of net sales in fiscal year 2002. Additional discussion regarding our sales based on geographic area can be found in Note 8 of the "Notes to Consolidated Financial Statements."

Gross Margin Our gross margin as a percentage of net sales for fiscal 2003 was approximately 38% compared to 40% for fiscal year 2002. The 2% drop in margin was the result of a slightly less favorable product sales mix, a charge for the write-down of inventory, and continued low plant capacity utilization, partially offset by continued cost control.

Research and Development Research and development (R&D) expenses, which include payroll and benefits, processing costs and process transfer costs, were 17% and 20% of net sales in fiscal 2003 and 2002, respectively. Dollar expenditures for research and development were $9,338,000 and $11,279,000 for fiscal 2003 and 2002, respectively. The net decrease of $1,941,000 in R&D expense for fiscal 2003 was primarily attributed to a reduction in prototype processing costs of $1,300,000 as several new products were transferred to production status, reduction in software expenses of $411,000, reduction in mask tooling expenses of $230,000 and reduction in rent expenses of $310,000, offset by an increase in payroll and benefit expenses of $410,000 due to additional headcount.

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

Other Income, Net Other income, net of $530,000 for fiscal 2003 consists primarily of a gain on the sale of a long-term investment of $1,092,000, gain from investment in short term securities of $79,000, and licensing income of $150,000, offset by a loss from disposal of equipment of $60,000, sublease expenses net of sublease income of $36,000, and an impairment charge of $750,000 due to the uncertainty surrounding the recoverability of an investment. In fiscal 2002, other income and expense, net of $1,037,000 consisted primarily of a gain on sale of long-term investments of $453,000, licensing income realized of $150,000, fees charged to customers for returning products of $160,000, and sublease income net of sublease expenses of $205,000.

Provision for Income Taxes Provision for income taxes for fiscal 2003 is 32% of income before provision for income taxes compared to 34% in fiscal 2002. The reduction of the effective tax rate was primarily due to a change in geographic mix of income.


Financial Condition

Overview

As of March 31, 2004, the Company's working capital was $87,005,000, an increase of $8,954,000 over March 31, 2003. Working capital is defined as current assets less current liabilities. The increase in working capital was mostly the result of cash generated by operations. Cash, cash equivalents and short-term investment balance as of March 31, 2004 was $76,124,000, compared with $64,876,000 on March 31, 2003, and $52,492,000 on March 31, 2002.

Liquidity and Capital Resources

Our cash and cash equivalents increased $10,186,000 during fiscal 2004 to $71,117,000 from $60,931,000 at March 31, 2003. The increase in cash and cash equivalents during fiscal 2004 is due to cash flows from operating activities of $9,617,000 and cash flows from financing activities of $2,559,000, offset by cash used in investing activities of $1,990,000. Current ratio, calculated as total current assets divided by total current liabilities, improved to 6.8 at March 31, 2004, compared to 5.8 at March 31, 2003. Quick ratio, calculated as total current assets net of inventories divided by total current liabilities also improved to 6.0 at March 31, 2004, compared to 4.9 at March 31, 2003.

Our operating activities generated cash of $9,617,000, $6,999,000 and $10,525,000 for fiscal 2004, 2003, and 2002, respectively. Net operating cash flows for fiscal 2004 was impacted by non-cash charges for depreciation, non-cash charges for provisions relating to inventory, doubtful accounts and sales returns and an increase in fair market value of short-term investments categorized as trading securities. The increase in short-term investments categorized as trading securities, which consists entirely of assets held in the Supplementat Employee Retirement Plan (SERP), included contributions from employees net of withdrawals.

Trade accounts receivable, net decreased 24% or $2,467,000 to $7,667,000 at March 31, 2004 from $10,134,000 at March 31, 2003, due primarily to lower sales. The average days of accounts receivable outstanding ("DSO") improved to 55 days at the end of the fourth quarter of fiscal 2004 as compared to 63 days at the end of the comparable period in fiscal 2003. "DSO" is calculated by multiplying the ratio of net trade accounts receivable to net sales at the end of each quarter to the total number of days within that period. DSO for fiscal 2004 was favorably impacted by our collection performance and payment terms offered. We made improvements in our collection performance during fiscal year 2004. Should we need to offer longer payment terms in the future due to competitive pressures, this could negatively affect our DSO.

Inventories decreased 14% or $1,976,000 to $12,606,000 at March 31, 2004 from $14,582,000 at March 31, 2003. Average days of sales in inventory remained the same at 101 days at both fiscal years in comparison. Inventories consist of raw wafers and certain piece parts for assembly operations, work-in-process, and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, increased process complexity and the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.

Net cash used in investing activities in fiscal 2004 was $1,990,000 compared to cash provided by investing activities of $317,000 in fiscal 2003. Net cash used in investing activities for fiscal 2004 consisted of equipment purchases of $2,010,000, purchase of short-term investments categorized as available for sale of $5,025,000, offset by proceeds from sale of short-term investments of the same amount and proceeds from disposal of property and equipment of $20,000. For fiscal 2003, cash was provided by sales of long-term investments categorized as available for sale of $1,696,000, primarily offset by equipment purchases of $1,389,000.

Our financing activities consisted primarily of proceeds from employee and consultant exercises of stock options under our option plans and employee purchases of stock under our ESPP of $2,559,000 in fiscal 2004, compared to $1,152,000 in fiscal 2003.

We expect to spend approximately $2,450,000 for capital acquisitions during fiscal 2005. We believe that our existing balance of cash, cash equivalents and short-term investments, together with our cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the end of fiscal 2005.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect upon our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Contractual Obligations

The following table summarizes our significant contractual cash obligations at March 31, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):


                                            Payment Due by Year
                                            -------------------
Contractual Obligations     Total     Less than    2-3       4-5      After
-----------------------     -----      1 Year     Years     Years    5 Years
                                       ------     -----     -----    -------
Operating lease
   obligations (1)         $ 6,737    $ 1,014   $ 2,021   $ 1,737    $ 1,965
Purchase obligations (2)     2,322      2,322        --       --        --
                           -------    -------   -------   -------    -------
Total Contractual
Cash Obligations           $ 9,059    $ 3,336   $ 2,021   $ 1,737    $ 1,965
                           =======    =======   =======   =======    =======

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April, 2011. Rental expense net of sublease for fiscal 2004 amounted to $856,000.
(2) To obtain favorable pricing and resource commitment, we commit to volume purchase to suppliers of our manufacturing materials.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities, or VIEs, either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46, or FIN 46(R), resulting in an effective date of no later than the first interim or annual period ending after March 15, 2004. The Company's adoption of FIN 46(R) had no effect on the Company's results of operations or financial position.

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01 The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have any material effect on the Company's results of operations or financial position.

On December 17, 2003, the Securities and Exchange Commission (the "SEC") issued SAB No. 104, Revenue Recognition ("SAB 104"), which supersedes SAB No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of SAB 104 had no effect on the Company's results of operations or financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities. The Company has no holdings of derivative or commodity instruments, and its holdings are for purposes other than trading purposes. The Company's portfolio is primarily comprised of fixed rate securities. The fair value of the Company's fixed rate securities may be adversely impacted if interest rates rise, however, we believe the impact would be minimal since the investment maturities of these securities are short.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and Financial Statement Schedule are listed in Item 15 of this report. The selected historical financial data for each fiscal quarter for the two-year period ended March 31, 2004 have been derived from our audited financial statements. Such information is contained in and should be read in conjunction with our audited financial statements and accompanying notes included in this Form 10-K. With the exception of the quarter ending March 31, 2004, which consisted of 14 weeks, each of the quarters presented in the following page consisted of 13 weeks.





                                                     Quarters Ended
                         Mar 31,  Dec 31,  Sep 30,  Jun 30,  Mar 31,  Dec 31,  Sep 30,  Jun 30,
                          2004     2003     2003     2003     2003     2002     2002     2002
                          ----     ----     ----     ----     ----     ----     ----     ----
                                        (in thousands, except per share amounts)
(Unaudited)
Statement of Income Data:
Net sales               $13,590  $13,010  $12,315  $12,479  $14,530  $13,888  $13,220  $13,277
Costs of sales            8,423    7,703    7,523    7,289    8,494    8,658    8,102    8,849
Gross profit              5,167    5,307    4,792    5,190    6,036    5,230    5,118    4,428
Income (loss) from
   operations              (96)      339      313      570    1,354      700      423      275
Income before provision
   for income taxes         421      938      647    1,124    1,614      978    1,080      526
Net income               $  290   $  647   $  447   $  776  $ 1,098  $   697  $   713  $   347
Net income per share
  Basic................. $ 0.02   $ 0.05   $ 0.04   $ 0.06  $ 0.09   $ 0.06   $  0.06  $  0.03
  Diluted............... $ 0.02   $ 0.05   $ 0.03   $ 0.06  $ 0.09   $ 0.05   $  0.06  $  0.03


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

The Company's principal executive and financial officer has evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of end of our fiscal year 2004 ("Evaluation Date") and has determined that, as of the Evaluation Date, such controls and procedures are reasonable taking into account the totality of the circumstances.

(b)  Changes in internal controls

There were no significant changes in the Company's internal controls over financial reporting that occurred during our fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, such control.


                                PART III

Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2004 Annual Meeting of Stockholders to be held on August 20, 2004 (the "Proxy Statement").

Item 10.  Directors and Executive Officers of the Registrant

Information regarding our directors is set forth under "Election of Directors"
in the Proxy Statement and is incorporated by reference.   The information
required by Item 405 of Regulation S-K with respect to disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled "Compliance with Section 16(a) of the Exchange Act" in the 2004 Proxy Statement. The required information regarding executive officers is included in Part I hereof under caption "Executive Officers of the Company."

The Company has adopted a Code of Business Conduct and Ethics that applies to all of our employees, agents, contractors, and Board of Directors, including our principal executive officer and financial officer and controller. A copy of the Code of Business Conduct and Ethics is accessible, free of charge, at our Internet website (www.supertex.com). Printed copy is also available on request. Requests should be directed in writing to Supertex, Inc., 1235 Bordeaux Drive, Sunnyvale, CA 94089, Attention: Investors Relations. Information on our website is not part of this report.

Disclosure of whether or not we have a financial expert serving on the audit committee of our Board of Directors, and if so who that individual is, such information is contained in the 2004 Proxy Statement under the caption "Audit Committee Financial Expert" and is incorporated herein by reference.

Item 11.  Executive Compensation

Information regarding the Company's remuneration of its officers and directors is set forth under "Compensation of Directors" and "Compensation of Executive Officers" in the 2004 Proxy Statement and is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding the security ownership of certain beneficial owners and management is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement and is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

The Company leased a portion of a building, consisting of approximately 5,600 sq. ft at 1225 Bordeaux Drive, Sunnyvale, California under an operating lease from Fortuna Realty Co, a corporation owned by a former Supertex Director, Yunni Pao. The lease will expire on April 1, 2007, which coincides with our sublease agreement with Reaction Technology, our epitaxial deposition service provider at essentially the same cost. Previously we leased the entire building, consisting of approximately 20,000 sq.ft. The total rental expenses paid to Fortuna Realty Co. were $125,000, $130,000, and $457,000 in fiscal years 2004, 2003 and 2002, respectively. We believe that the lease with Fortuna Realty Co. was and is at prevailing market rates.

Mr. Richard Siegel, the Executive Vice President of the Company, is a member of the Board of Directors for All American Semiconductor. All American Semiconductor is a national distributor of electronic components manufactured by others and is a major distributor for Supertex. Sales to this distributor for fiscal years 2004, 2003, and 2002 were $2,510,000, $3,120,000, and
$2,109,000, respectively. The accounts receivable due from All American Semiconductor at March 31, 2004 and March 31, 2003 were $481,000 and $682,000, respectively. Supertex has no long-term distributorship agreement with All American Semiconductor, instead operating on the basis of purchase orders and sales order acknowledgement.

Item 14.  Principal Accounting Fees and Services

Information required by this Item regarding accounting fees and services set forth under the caption "Ratification of Appointment of Independent Accountants" in the 2004 Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 15.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) The following documents are filed as part of this form:           Page No.

1. Report of Independent Registered Public Accounting Firm............  29
2. Consolidated Financial Statements:
         Consolidated Balance Sheets at March 31, 2004 and 2003.......  30
         For the three years ended March 31, 2004, 2003, and 2002:
         Consolidated Statements of Income............................  31
         Consolidated Statements of Shareholders' Equity..............  32
         Consolidated Statements of Cash Flows........................  33
   Notes to Consolidated Financial Statements.........................  34
3. Financial Statement Schedule.  The following Financial
   Statement Schedule of Supertex, Inc., is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Supertex.
         Schedule for fiscal years ended March 31, 2004, 2003, and 2002:
         Schedule II Valuation and Qualifying Accounts................  47

All other schedules have been omitted since the required information is not present or it is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including notes thereto.

4. Exhibits.

    Exhibit    Exhibit Description
    -------    -------------------
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

    10        Deferred Compensation Plan (Supplemental Employee Retirement
              Plan), which became effective January 1, 1996.

    10.2 Lease Assignment agreement for 71 Vista Montana, San Jose, California, dated February 1, 1999 among Orbit Semiconductor, as assignor, Sobrato Development Companies #871, as landlord, and Supertex, Inc., as assignee.

    10.6(4) 1991 Stock Option Plan which became effective, with form of stock option agreement.

    10.6a(5) 1991 Stock Option Plan, as amended as of August 4, 1995, with form of stock option agreement.

    10.6b(6) 1991 Stock Option Plan, as amended as of August 6, 1999, with form of stock option agreement.

    10.6c(7)  2000 Employee Stock Purchase Plan.

    10.6d(8) 2001 Stock Option Plan, which became effective, with form of stock option agreement.

    10.7(2)   Profit Sharing Plan.

    10.21(3) Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

    23.1 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

    24.1      Power of Attorney (See signature page).

    31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


(b) Reports on Form 8-K

On January 15, 2004, the Company filed a Report on Form 8-K, dated January 12, 2004, furnishing under Item 12, a January 12, 2004 press release announcing the third fiscal quarter results. (Such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act.)



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 SUPERTEX, INC
Dated:  June 16, 2004                            /s/ Henry C. Pao
                                                 ----------------
                                                 Henry C. Pao, President,
                                                 Principal Financial and
                                                 Accounting Officer


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                   Date

/s/ Henry C. Pao          President, Principal Executive and      June 16, 2004
(Henry C.Pao)             Financial Officer and Director


/s/ Richard E. Siegel     Executive Vice President and Director   June 16, 2004
(Richard E. Siegel)


/s/ Benedict C. K. Choy   Senior Vice President and Director      June 16, 2004
(Benedict C. K. Choy)


/s/ W. Mark Loveless      Director                                June 16, 2004
(W. Mark Loveless)


/s/ Elliott Schlam        Director                                June 16, 2004
(Elliott Schlam)


/s/ Milton Feng           Director                                June 16, 2004
(Milton Feng)





        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Board of Directors of Supertex, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the financial position of Supertex, Inc. and its subsidiary at March 31, 2004 and March 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


San Jose, California
June 16, 2004



		         UPERTEX, INC.
	           CONSOLIDATED BALANCE SHEETS
			 (in thousands)

                                                                 March 31,
                                                              2004        2003
                                                              ----        ----
ASSETS
Current Assets:
   Cash and cash equivalents.............................. $ 71,117    $ 60,931
   Short-term investments.................................    5,007       3,945
   Trade accounts receivable,
      net of allowances of $386 in 2004 and $615 in 2003..    7,667      10,134
   Inventories............................................   12,606      14,582
   Prepaid expenses and other current assets..............      642         575
   Deferred income taxes..................................    4,989       4,030
                                                           --------    --------
      Total current assets................................  102,028      94,197
Property, plant and equipment, net........................    9,731      12,104
Other assets..............................................       94          97
Deferred income taxes.....................................      944       2,273
                                                           --------    --------
TOTAL ASSETS.............................................. $112,797    $108,671
                                                           ========    ========


LIABILITIES
Current Liabilities:
   Trade accounts payable................................. $  2,354    $  3,572
   Accrued salaries and employee benefits.................    7,449       6,784
   Other accrued liabilities..............................      481         485
   Deferred revenue.......................................    3,254       2,001
   Income taxes payable...................................    1,485       3,304
                                                           --------    --------
       Total current liabilities..........................   15,023      16,146

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY
   Preferred stock, no par value -- 10,000 shares
      authorized, none outstanding.......................       --           --
   Common stock, no par value -- 30,000 shares
      authorized; issued and outstanding 12,889 shares
      and 12,658 shares at March 31, 2004 and 2003,
      respectively.......................................   32,134       29,045
   Retained earnings.....................................   65,640       63,480
                                                          --------     --------
   Total shareholders' equity............................   97,774       92,525
                                                          --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............... $112,797     $108,671
                                                          ========     ========

See accompanying Notes to Consolidated Financial Statements.



                                    SUPERTEX, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except per share amounts)


                                                   Fiscal Years Ended March 31,
                                                    2004        2003       2002

Net sales...................................... $ 51,394    $ 54,915   $ 56,195
Costs and expenses:
    Costs of sales.............................   30,938      34,103     33,700
    Research and development...................    9,570       9,338     11,279
    Selling, general and administrative........    9,760       8,722      7,939
                                                  ------      ------     ------
        Total costs and expenses...............   50,268      52,163     52,918
                                                  ------      ------     ------
Income from operations.........................    1,126       2,752      3,277
Other income:
    Interest income............................    1,164         916      1,538
    Other income, net..........................      840         530      1,037
                                                   -----       -----      -----
Income before provision for income taxes.......    3,130       4,198      5,852
Provision for income taxes.....................      970       1,343      1,990
                                                   -----       -----      -----
Net income..................................... $  2,160    $  2,855   $  3,862
                                                   =====       =====      =====

Net income per share:
    Basic...................................... $   0.17    $   0.23   $   0.31
                                                   =====       =====      =====
    Diluted.................................... $   0.17    $   0.22   $   0.30
                                                   =====       =====      =====
Shares used in per share computation:
    Basic......................................   12,758      12,598     12,443
                                                  ======      ======     ======
    Diluted....................................   13,051      12,757     12,748
                                                  ======      ======     ======
See accompanying Notes to Consolidated Financial Statements.


                                  SUPERTEX, INC.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (in thousands)

                                     Common    Stock    Retained  Shareholders'
                                     Shares    Amount   Earnings      Equity
                                     ------    ------   --------      ------

Balance, March 31, 2001 .........    12,394  $ 25,318   $ 57,041    $ 82,359
Stock options exercised..........       129     1,315         --       1,315
Issuance of shares under ESPP....        46       652         --         652
Stock repurchased................       (25)      (55)      (261)       (316)
Tax benefit from stock options...        --       224         --         224
Net income.......................        --       --       3,862          --
Total comprehensive income.......        --       --          --       3,862
                                     ---------------------------------------
Balance, March 31, 2002..........    12,544    27,454     60,642      88,096
Stock options exercised..........        88       829         --         829
Shares received in lieu of cash
   for exercise of options.......       (18)     (252)        --        (252)
Issuance of shares under ESPP....        46       575         --         575
Stock repurchased................        (2)      (12)       (17)        (29)
Tax benefit from stock options...        --       451         --         451
Net income.......................        --        --      2,855          --
Total comprehensive income.......        --        --         --       2,855
                                     ---------------------------------------
Balance, March 31, 2003..........    12,658    29,045     63,480      92,525
Stock options exercised..........       221     2,678         --       2,678
Shares received in lieu of cash
   for exercise of options.......       (40)     (733)        --        (733)
Issuance of shares under ESPP....        50       614         --         614
Tax benefit from stock options...        --       530         --         530
Net income.......................        --       --       2,160          --
Total comprehensive income.......        --       --          --       2,160
	                             ---------------------------------------
Blance, March 31, 2004...........    12,889  $ 32,134   $ 65,640    $ 97,774
                                     =======================================

See accompanying Notes to Consolidated Financial Statements.



                                   SUPERTEX, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                  			                   Fiscal Year Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                         2004      2003      2002
                                                             ----      ----      ----
Net income                                                 $2,160    $2,855    $3,862
                                                           ------    ------     ------
Non-cash adjustments to net income:
    Depreciation and amortization                           4,363     5,542     4,411
    Provision for doubtful accounts and sales returns       1,632     1,989     1,732
    Provision for excess and obsolete inventories           1,044     1,493      (933)
    Gain on sale of long-term investments                      --    (1,092)     (453)
    Gain on disposal of assets                                 --        60       (45)
    Impairment of long-term investment                         --       750        --
    Tax benefit from exercise of stock options                530       451       224
    Deferred income taxes                                     370       (25)    1,108
    Changes in operating assets and liabilities:
        Short-term investments, categorized as trading     (1,062)   (3,945)       --
        Trade accounts receivable                             835    (2,687)    2,368
        Inventories                                           932       419    (1,173)
        Prepaid expenses and other assets                     (64)      327       476
        Trade accounts payable and accrued expenses          (557)   (2,148)   (1,488)
        Deferred revenue                                    1,253       272       467
        Income taxes payable                               (1,819)    2,738       (31)
                                                          -------   -------   -------
    Total adjustments to net income                         7,457     4,144     6,663
                                                          -------   -------   -------
    Net cash provided by operating activities               9,617     6,999    10,525
                                                          -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment                 (2,010)   (1,389)   (5,515)
Proceeds from disposal of property and equipment               20        10       295
Sales of short-term investments, categorized as
    available for sale                                      5,025        --        --
Sales of long-term investments, categorized as
    available for sale                                         --     1,696     1,254
Purchases of short-term investments, categorized as
    available for sale                                     (5,025)       --        --
                                                          -------   -------   -------
    Net cash provided by (used in) investing activities    (1,990)      317    (3,966)
                                                          -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of stock options and employee
    stock purchase plan                                     2,559     1,152     1,967
Stock Repurchased                                              --       (29)     (316)
                                                          -------   -------   -------
    Net cash provided by financing activities               2,559     1,123     1,651
                                                          -------   -------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  10,186     8,439     8,210

CASH AND CASH EQUIVALENTS:
    Beginning of period                                    60,931    52,492    44,282
                                                          -------   -------   -------
    End of period                                        $ 71,117  $ 60,931  $ 52,492
                                                         ========  ========  ========
Supplemental cash flow disclosures:
Income taxes paid, net of refunds                        $  1,889  $      9  $    833

See accompanying Notes to Consolidated Financial Statements.





                              SUPERTEX, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Supertex designs, develops, manufactures, and markets high voltage analog and mixed signal integrated circuits utilizing high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. The Company supplies standard and custom interface products primarily for the use in the telecommunications, imaging, and medical electronics markets. The Company also provides wafer foundry services for the manufacture of integrated circuits for customers using customer-owned designs and mask toolings.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Fiscal Period

The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31. For presentation purposes, the Company's fiscal years in the accompanying consolidated financial statements have been shown ending on March 31. Fiscal year 2004 comprises 53 weeks, fiscal year 2003 comprises 52 weeks, and fiscal year 2002 comprises 52 weeks.

Use of Estimates in Preparation of the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates in these financial statements include provision for sales returns and allowances, allowance for doubtful accounts, estimates for useful lives associated with long lived assets, asset impairments, net realizable value of inventories, certain accrued liabilities and provision for income taxes and tax valuation allowance. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

Investments with an original or remaining maturity of 90 days or less, as of the date of purchase, are considered cash equivalents, and consist of highly liquid money market instruments, demand notes and income tax exempt municipal bonds. The Company maintains cash balances at a variety of financial institutions and have not experienced any material losses relating to such balances. The Company invests its excess cash in fixed income and money market products with maturities of no longer than twelve months.

Financial Instruments

At March 31, 2004 and March 31, 2003, short-term investments categorized as available for sale consisted entirely of cash equivalents and are presented within cash and cash equivalents on the consolidated balance sheets. Short-term investments categorized as trading consisted entirely of investments held by the Company's Supplemental Employee Retirement Plan (SERP) and are presented as short-term investments on the consolidated balance sheets. The Company's SERP had investments in equity securities that were not publicly traded during fiscal year 2003. Such Securities were liquidated later in fiscal 2003 and all of the assets of the Company's SERP Plan were invested in highly liquid trading securities and are classified as short-term investments on the consolidated balance sheet at March 31, 2004 and March 31, 2003.

Realized and unrealized gains or losses are determined on the specific identification method and are reflected in other income, net. At March 31, 2004, the realized gain associated with trading securities held at the balance sheet date was $738,000 and is included within other income, net. This amount was offset by compensation expense recognized in the same amount and included in operating expenses. Unrealized gains and losses associated with available for sales securities was nil at March 31, 2004.

Investments in equity securities that are not traded on public markets are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of such equity investments and when a decline in the value is other than temporary, the securities are reduced to their fair value. An impairment charge of $750,000 was taken in the second quarter of fiscal 2003 due to the uncertainty surrounding the recoverability of an investment in a start-up company. The carrying value of the Company's investments in equity securities that are not traded on public markets is nil at March 31, 2004 and March 31, 2003.

Accounts Receivable

An allowance for doubtful accounts is calculated based on a percentage applied to outstanding accounts receivable, specific doubtful account identification, and management judgment. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable.

Concentration of credit risk and foreign operations

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company's accounts receivable are derived from sales and earned from customers located in the U.S. and certain foreign countries and regions, including Europe, Asia and Japan. Sales to foreign customers for the years ended March 31, 2004, 2003, and 2002 all of which were denominated in U.S. dollars, accounted for 43%, 39%, and 32%, of net sales, respectively. Reporting of sales by geographic area was changed in fiscal year 2004. Sales by geographic area are now attributed to countries based on delivery locations. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.

The Company sells its semiconductor products in North America, Europe and the Pacific Rim to numerous customers. Allowances for potential credit losses are maintained and such losses historically have not been material.

Foreign Currency Risk

With the Company's operations in Hong Kong, it faces exposure to an adverse change in the exchange rate of the Hong Kong dollar. The Company believes that its exposure is relatively small thus, it does not employ hedging techniques designed to mitigate this foreign currency exposure. Likewise, the Company could experience unanticipated currency gains or losses. As the level of activity at this operation changes over time, actual currency gains or losses could have an adverse impact to the consolidated financial statements.

A small amount of the Company's assets are denominated in Hong Kong dollars including two bank accounts, one for its Hong Kong subsidiary's daily cash requirements while the second account is held for that subsidiary's employees'
contributions to the Employee Stock Purchase Plan.   All other cash and
investment accounts are denominated in US dollars and domiciled in the United States with the exception of one investment account that is domiciled in Ireland.

Substantially all of the Company's foreign sales are denominated in United States dollars. Currency exchange fluctuations in countries where the Company do business could harm the business by resulting in pricing that is not competitive with prices denominated in local currencies.

Foreign Currency Translation

The functional currency of the Company's Hong Kong subsidiary is the U.S. dollar. As such, gains and losses resulting from translation from local currency to the U.S. dollar are included in determining income or loss for the period. Such gains and losses have not been material for any period presented.

Significant Customers

Microtek Inc., the Company's primary distributor in Japan, accounted for 10% of net sales in fiscal 2004, and 11% for fiscal 2003 and 2002 respectively. Outstanding accounts receivable from Microtek accounted for 7% and 17% of gross accounts receivable as of March 31, 2004 and 2003, respectively. No other customer accounted for more than 10% of net sales in fiscal 2004 or more than 10% of accounts receivable at March 31, 2003.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and generally depreciated using accelerated methods over estimated useful lives of five years or less. Building and building improvements are recorded at cost and are depreciated on a straight-line basis over the useful life of the building of 39 years. Leasehold improvements are recorded at cost and are amortized on a straight-line basis over the lesser of the related lease term or the estimated useful life of the assets.

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

Revenue Recognition

The Company recognizes revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection of the resulting receivable is reasonably assured. For sales to original equipment manufacturers (OEMs), the Company uses either a binding purchase order or signed agreement as evidence of an arrangement. Sales through distributors are evidenced by a distributor agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Sales to distributors are made primarily under arrangements allowing limited rights of return, limited price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, the Company defers the recognition of such sales and the related costs of sales until distributors have sold the merchandise to their end-user customers. Deferred revenue also includes upfront billings from customers under non-recurring engineering (NRE) contracts as well as a customer advance under a licensing agreement.

Research and Development Expense

All research and development expenses that have no alternative future use are expensed as incurred. Research and development expenses consist primarily of payroll and benefits of those employees engaged in research, design and development activities; costs related to design tools, license expenses related to intellectual property, supplies and services; depreciation and other occupancy costs. We also expense prototype wafers and mask sets related to new products until such new products are released to production.

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

(in thousands except per share amounts)         Fiscal Years Ended March 31,
                                                  2004        2003        2002
BASIC:                                            ----        ----        ----

Weighted average shares outstanding..........   12,758      12,598      12,443
Net income................................... $  2,160   $   2,855   $   3,862
Net income per share......................... $   0.17   $    0.23   $    0.31

DILUTED:

Weighted average shares outstanding..........   12,758      12,598      12,443
Effect of dilutive securities:  stock option.      293         159         305
                                                 -----       -----       -----
   Total.....................................   13,051      12,757      12,748
Net income................................... $  2,160   $   2,855    $  3,862
Net income per share......................... $   0.17   $    0.22    $   0.30

Options to purchase the Company's common stock of 371,088 shares at an average price of $29.35 per share, 643,056 shares at an average price of $24.68 per share, and 444,450 shares at an average price of $29.79 per share in fiscal 2004, 2003, and 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

Had the Company recorded compensation costs for stock options issued to employees under the Company's stock option plans and Employee Stock Purchase Plan based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, the net income and net income per share for the years ended March 31, 2004, 2003, and 2002 would have been reduced to the pro forma amounts indicated as follows:


                                                Fiscal Years Ended March 31,

(in thousands except per share amount)
                                                 2004         2003        2002
                                                 ----         ----        ----
Net income        As reported                  $2,160       $2,855      $3,862
      Add:        Stock-based employee
                  compensation expense included
                  in reported net income,
                  net of tax                       --           --          --

      Deduct:     Stock-based employee
                  compensation expense
                  determined under fair value
                  based method, net of tax     (1,063)      (1,851)     (2,807)
                                               ------       ------      ------
                  Pro forma                    $1,097       $1,004      $1,055
                                               ======       ======      ======
Basic earnings
per share         As reported                  $ 0.17       $ 0.23      $ 0.31
                  Pro forma                    $ 0.09       $ 0.08      $ 0.08

Diluted earnings
per share         As reported                  $ 0.17       $ 0.22      $ 0.30
                  Pro forma                    $ 0.08       $ 0.08      $ 0.08


To compute the estimated fair value of each option grant under the Option Plans and employee's purchase rights under the ESPP, the Black-Scholes option pricing model was used with the following weighted average assumptions:

                         Employee Stock Option Plans             ESPP
                         --------------------------              ----
                          2004     2003      2002        2004    2003    2002
                          ----     ----      ----        ----    ----    ----
Risk-free interest rate   2.27%    2.52%     3.82%       1.02%   1.28%   3.02%
Expected term of option
from vest date (years)    1.37     1.30      1.12        0.50    0.50    0.50
Expected volatility      53.65%   72.18%    75.22%      41.71%  59.92%  83.52%
Expected dividends          --       --        --          --      --      --


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

Fair Value of Financial Instrument

Carrying amounts of certain of the Company's financial instruments including cash, cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities. The Company measures Financial Instrument's "other than temporary" impairment, if any, using its fair value.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities, or VIEs, either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46, or FIN 46(R), resulting in an effective date of no later than the first interim or annual period ending after March 15, 2004. The Company's adoption of FIN 46(R) had no effect on the Company's results of operations or financial position.

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01 The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have any material effect on the Company's results of operations or financial position.

On December 17, 2003, the Securities and Exchange Commission (the "SEC") issued SAB No. 104, Revenue Recognition ("SAB 104"), which supercedes SAB No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of SAB 104 had no effect on the Company's results of operations or financial position.


2.  INVENTORIES  (in thousands):
                                             March 31,
                                             ---------
                                      2004               2003
                                      ----               ----
Raw Materials                    $   1,266           $  1,348
Work-in-process                      6,795              9,341
Finished goods                       4,545              3,893
                                 ---------           --------
                                 $  12,606           $ 14,582
                                 =========           ========

3.  PROPERTY, PLANT AND EQUIPMENT  (in thousands):
                                            March 31,
                                            ---------
                                      2004               2003
                                      ----               ----
Land                             $     825           $    825
Machinery and equipment             32,282             30,882
Leasehold improvements               2,243              2,231
Building                             2,461              2,234
Furniture and fixtures                 297                291
                                 ---------          ---------
                                    38,108             36,463
                                 ---------          ---------
Less accumulated depreciation      (28,377)           (24,359)
                                 ---------          ---------
                                 $   9,731          $  12,104
                                 =========          =========


4.  INCOME TAXES

The components of the provision for income are as follows (in thousands):

                                             Fiscal Years Ended March 31,
                                             2004         2003         2002
                                             ----         ----         ----
U.S. Federal current......................  $ 886        $ 802        $ 881
U.S. Federal deferred.....................   (727)        (188)       1,377
                                            -----        -----        -----
                                              159          614        2,258
                                            -----        -----        -----
Non-US current............................    450          491           -
Non-US deferred...........................     --           --           --
                                            -----        -----        -----
                                              450          491           --
                                            -----        -----        -----
State current.............................      4           25            1
State deferred............................    357          213         (269)
                                            -----        -----        -----
                                              361          238         (268)
                                            -----        -----        -----
                                            $ 970       $1,343       $1,990

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

                                              Fiscal Years Ended March 31,
                                              2004      2003      2002
                                             -----     -----     -----
Tax provision at US statutory rates             35%       35%       35%
State tax, net of federal benefits               5         5         5
Tax credits                                    (12)       (8)       (9)
Foreign earnings tax differential               (7)       (7)       --
Other                                           10         7         3
                                             -----     -----     -----
                                                31%       32%       34%

Significant components of deferred tax assets, for which no valuation allowance was required, and the deferred tax liabilities included on the consolidated balance sheet are as follows (in thousands):


                                                          March 31,
Deferred tax assets:                             2004       2003      2002
                                                 ----       ----      ----
 Accrued employee benefits                     $  554     $  576    $  579
 Inventory reserves                             1,131        890       386
 Accrued liabilities                            1,905      1,527     1,548
 Deferred revenue on shipments to distributors  1,253        793       685
 Allowances for doubtful accounts and sales
   returns                                        146        244       580
 Depreciation and amortization                     28      1,031     2,120
 Tax credits                                      916      1,242       380
                                                -----      -----     -----
   Total deferred tax assets                   $5,933     $6,303    $6,278
                                               ======     ======    ======

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

The domestic and foreign components of income before income taxes are (in thousands):
                                        Fiscal Year Ended March 31,
                                        2004        2003        2002
                                        ----        ----        ----
United States                        $ 1,472     $ 2,243     $ 5,265
Foreign                                1,658       1,955         587
                                       -----       -----       -----
                                     $ 3,130     $ 4,198     $ 5,852
                                      ======     =======     =======

The Company have not provided for U.S. federal and foreign withholding taxes on $4,199,000 of non-U.S. subsidiary undistributed earnings as of March 31, 2004. Where excess cash has accumulated in the Company's non-U.S. subsidiary and is advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

At March 31, 2004, the Company had tax credit carryforwards of approximately $1,409,000 for state tax payments which will expire in varying amounts beginning in 2007 through 2023 if not utilized. The Company had no tax credit carryforwards for federal tax payments. Tax benefits of $530,000 in 2004, $451,000 in 2003, and $224,000 in 2002 associated with the exercise of stock options were recognized in shareholders' equity.

5.  EMPLOYEE BENEFIT PLANS

Profit Sharing Plan -- The Company has a discretionary profit sharing plan for the benefit of eligible employees. Related expenses were $235,000, $423,000, and $364,000, in fiscal 2004, 2003, and 2002, respectively.

Savings and Retirement Plan -- The Supertex Savings and Retirement Plan allows for employee savings intended to qualify under the provisions of Section 401 of the Internal Revenue Code (IRC). Employees having at least three months of service may make pretax contributions up to the IRC maximum allowable amount of the employee's qualified compensation. The Company matches certain percentages of employee contributions, all of which are 100% vested. In fiscal years 2004, 2003, and 2002, the Company's matching contributions were $191,000, $210,000, and $245,000, respectively.

Supplemental Employee Retirement Plan -- The Supplemental Employee Retirement Plan (the "SERP") is a non-qualified deferred compensation plan that covers a select group of management or highly compensated employees of the Company. The SERP was adopted by the Company, effective January 1, 1996. The Plan assets at March 31, 2004 of $5,007,000 are included in short-term investments in the Company's consolidated balance sheet at March 31, 2004 and classified as trading securities. Such assets shall at all times be subject to claims of the general creditors of the Company.

SERP obligations are based on the fair value of the underlying assets owed to participants as stipulated by the SERP and are included in accrued liabilities in the consolidated financial statements. The Deferred Compensation Committee is responsible for the general administration and interpretation of the SERP and for carrying out its provisions.

Employee Stock Purchase Plan -- The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the "ESPP") and the reservation of shares of common stock for issuance under this Plan at the August 18, 2000 annual shareholder's meeting. The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of the Company's fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by the Board of Directors. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company's common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six month offering period, whichever is lower. An eligible employee may purchase no more than 500 shares during any calendar year. For fiscal year 2004 there were 50,086 shares of the Company's common stock that were issued under the ESPP compared to 46,408 shares and 45,239 shares of common stock issued in fiscal 2003 and 2002 respectively. There are 358,267 shares available for future issuance under the ESPP at the end of fiscal year 2004.

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

Activity under the 1991 Option Plan is as follows:



                            Available          Options Outstanding            Weighted
                               For                                            Average
                              Grant         Shares       Price Per Share    Exercise Price
                            --------       -------     ----------------    --------------
Balance, March 31, 2001      301,595      1,517,080    $ 4.50  - $46.34      $ 17.48
    Granted                 (193,290)       193,290     12.53  -  12.53        12.53
    Exercised                   --         (129,370)     4.50  -  19.56        10.16
    Canceled                  96,340        (96,340)     9.25  -  46.34        22.13
    Expired                 (204,645)          --
                            ---------     ---------
Balance, March 31, 2002         --        1,484,660      7.50  -  46.34        17.19
    Granted                     --             --
    Exercised                   --          (87,520)     7.25  -  19.56         9.47
    Canceled                 87,760         (87,760)     9.38  -  46.34        23.96
    Expired                 (87,760)           --
                            ---------     ---------
Balance, March 31, 2003         --        1,309,380     10.31  -  46.34        17.21
    Granted                     --             --
    Exercised                   --         (217,650)    10.31  -  19.56        12.05
    Canceled                129,500        (129,500)    11.00  -  46.34        26.67
    Expired                (129,500)           --
                            ---------     ---------
Balance, March 31, 2004         --          962,230    $10.31  - $46.34      $ 17.10



Activity under the 2001 Option Plan is as follows:


                           Available           Options Outstanding              Weighted
                              For                                                Average
                             Grant         Shares       Price Per Share       Exercise Price
                             -----         ------       ---------------       --------------

Balance, March 31, 2001        --            --               --                     --
   Reserved                 2,000,000
   Granted                  (127,300)      127,300      15.83  -   21.31        $  17.65
                            ---------      --------
Balance, March 31, 2002     1,872,700      127,300      15.83  -   21.31        $  17.65
   Granted                   (132,200)     132,200      11.30  -   17.67           13.44
   Canceled                    24,800      (24,800)     13.16  -   17.14           13.72
                            ---------     --------
Balance, March 31, 2003     1,765,300      234,700     $11.30  -   21.31        $  15.69
   Granted                   (324,800)     324,800      17.11  -   18.52           17.53
   Exercised                     --         (3,451)     11.30  -   17.14           15.61
   Canceled                    38,449      (38,449)     15.83  -   21.31           18.07
                            ---------      --------
Balance, March 31, 2004     1,478,949      517,600     $11.30  -   21.31        $  16.67
                            =========      ========


The options outstanding and currently exercisable by exercise price under the combined 1991 and 2001 Option Plans at March 31, 2004 are as follows:



                               Options Outstanding                    Options Exercisable
                   ----------------------------------------------------------------------------
Range of           Number    Weighted-Average   Weighted-Average    Number     Weighted-Average
Exercise Prices  Outstanding     Remaining        Exercise Price  Outstanding  Exercise Price
                               Contractual Life
-----------------------------------------------------------------------------------------------
$10.31 - $12.53    489,520          3.28              $11.29         245,960       $11.09
 13.16 -  17.11    377,400          3.09               14.51         252,240        14.45
 17.14 -  19.56    442,960          5.80               17.90          79,760        19.03
 21.31 -  46.34    169,950          3.59               36.17          98,510        36.82
                   -------                                           -------
$10.31 - $46.34  1,479,830          4.02              $16.95         676,470       $17.03
                 =========                                           =======


The weighted average fair value of options granted during fiscal 2004, 2003, and 2002 was $8.91 per share, $10.37 per share, and $10.96 per share, respectively. All options were granted at market price of the Company's common stock on the date of grant.

6.  RELATED PARTY TRANSACTIONS

Mr. Richard Siegel, the Executive Vice President of the Company, is a member of the Board of Directors for All American Semiconductor. All American Semiconductor is a national distributor of electronic components manufactured by others and is a major distributor of the Company. Sales to this distributor for fiscal years 2004, 2003, and 2002 were $2,510,000, $3,120,000, and
$2,109,000, respectively. The accounts receivable due from All American Semiconductor at March 31, 2004 and March 31, 2003 were $481,000 and $682,000, respectively. The Company has no long-term distributorship agreement with All American Semiconductor, instead operating on the basis of purchase orders and sales order acknowledgement.

7.  COMMITMENTS AND CONTINGENCIES

Operating Leases

As part of the Company's acquisition of Orbit's six-inch wafer fabrication operation in fiscal 1999, the Company assumed an operating lease for its manufacturing facility. On January 28, 2004, the Board of Directors of the Company approved the amendment of the lease extending the lease term to seven years expiring on April 30, 2011 at a specified new rent schedule. The new rent starts at $62,000 per month with an annual increase of $3,000. The Company is responsible for maintenance costs, including real property taxes, utilities, insurance and other costs. The Company has one five-year option remaining which if exercised would extend the lease to April 2016. A portion of the facility is subleased to an unrelated company.

The Company also leases a facility to house its operations in Hong Kong under an operating lease for the equivalent of approximately $9,000 per month exclusive of building maintenance fees, rates, taxes and other duties imposed by the government of Hong Kong upon the leased property. The lease agreement was renewed in December 1, 2003 and has a term of three years.

The Company leases a portion of a building, under an operating lease from Fortuna Realty Co, a corporation owned by a former Supertex Director, Yunni Pao. The lease will expire on April 1, 2007. Previously we leased the entire building. Under the lease, monthly rent is $10,442 per month and Supertex is responsible for its pro-rata maintenance costs, including real property taxes, and other costs. This facility is being subleased to one of the Company's providers of epitaxial deposition services, expiring on April 1, 2007, essentially at cost. The total rental expenses paid to Fortuna Realty Co. were $125,000, $130,000, and $457,000 in fiscal years 2004, 2003 and 2002, respectively. We believe that the lease with Fortuna Realty Co. was and is at prevailing market rates.

The Company has other operating leases for its field sales offices in New York, Texas and Taiwan expiring at various dates through fiscal year 2005.

Future minimum lease payments and sublease income under all non-cancelable operating leases at March 31, 2004 are as follows (in thousands):


Fiscal Years Ending March 31         Operating Lease        Sublease Income
           2005                          $ 1,014                    $144
           2006                            1,010                     110
           2007                            1,011                     110
           2008                              850                      --
           2009                              887                      --
        Thereafter                         1,965                      --
                                          ------                    ----
                                         $ 6,737                    $364


Facilities rental expenses, net of facilities sublease, were approximately $856,000, $817,000, and $1,234,000, (net of facilities sublease income of $411,000, $480,000, and $349,000) in fiscal years 2004, 2003, and 2002, respectively.

The Company has agreed to defend certain customers, distributors, suppliers, and subcontractors against certain claims which third parties may assert that its products allegedly infringe certain of their intellectual property rights, including patents, trademarks, trade secrets, or copyrights. The Company has agreed to pay certain amounts of any resulting damage awards and has the option to replace any infringing product with non-infringing product. The terms of these indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company's potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. To date, the Company has not paid any damage award or been required to defend any claim related to its indemnification obligations, and accordingly, it has not accrued any amounts for indemnification obligations. However, there can be no assurances that the Company will not have any financial exposure under those indemnification obligations.

In addition to the foregoing, from time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business. Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse impact on the Company's financial position or results of operations.

8.  SEGMENT INFORMATION

The Company operates in one business segment comprising of the design, development, manufacturing and marketing of high voltage analog and mixed signal integrated circuits. The Company's principal markets are in the United States of America, Europe and Asia. The Company's Chief Operating Officer, the President, Principal Executive and Financial Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Below is a summary of sales by major geographic area for the years ended March 31, 2004, 2003, and 2002:


                                         Fiscal Years ended March 31,
              (in thousands)            2004         2003        2002
              Revenues                  ----         ----        ----
                United States         $ 29,072    $ 33,741    $ 38,197
                Europe                   5,773       5,819       4,925
                Japan                    5,474       6,137       6,451
                Asia (excluding Japan)   9,481       8,055       5,570
                Other                    1,594       1,163       1,052
                                         -----       -----       -----
             Total Revenue            $ 51,394    $ 54,915    $ 56,195

The aggregation of geographic sales information was changed in fiscal year 2004. Sales are now attributed to geographic location based on delivery location.

The Company does not segregate information related to operating income generated by its export sales. The Company's assets are primarily located in the United States of America.

Net property, plant and equipment by country was as follows:

                                       March 31,
                                   2004       2003
                                   ----       ----
                United States    $9,161    $11,415
                Hong Kong           570        689




                                      SCHEDULE II
                                     SUPERTEX, INC.
                            VALUATION AND QUALIFYING ACCOUNTS
                                     (in thousands)



                                Balance at    Charged to                 Balance at
                                Beginning     Costs and     Write-Off       End
                                of Period     Expenses      of Accounts  of Period
                                ----------    ----------    ----------   ---------
Year end March 31, 2002
  Allowance for sales returns      $  906      $ 2,267       $ 2,395        $  778
  Allowance for doubtful accounts   1,506         (535)          284           687
Year end March 31, 2003
  Allowance for sales returns      $  778      $ 2,116       $ 2,529        $  365
  Allowance for doubtful accounts     687         (127)          310           250
Year end March 31, 2004
  Allowance for sales returns      $  365      $ 1,652       $ 1,831        $  186
  Allowance for doubtful accounts     250          (53)           (3)          200




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

10.6(4) 1991 Stock Option Plan which became effective, with form of stock option agreement.

10.6a(5) 1991 Stock Option Plan, as amended as of August 4, 1995, with form of stock option agreement.

10.6b(6) 1991 Stock Option Plan, as amended as of August 6, 1999, with form of stock option agreement.

10.6c(7)   2000 Employee Stock Purchase Plan.

10.6d(8) 2001 Stock Option Plan, which became effective, with form of stock option agreement.

10.7(2)    Profit Sharing Plan.

10.21(3) Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

23.1 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1       Power of Attorney.  Contained on Signature Page

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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