Form 10-Q
period 2004-06-30
SUPERTEX INC
filed 2004-08-11
CIK 730000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x)   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Yes X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2004
Common Stock, no par value	12,928,050

Total number of pages: 19

1

SUPERTEX, INC.
QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three-months Ended, June 30,
	2004	2003

Net sales	$14,242	$12,479

Costs and expenses:
Cost of sales	7,069	7,289
Research and development	2,470	2,230
Selling, general and administrative	2,402	2,390

Total costs and expenses	11,941	11,909

Income from operations	2,301	570
Interest income	308	264
Other income, net	87	290

Income before provision for income taxes	2,696	1,124
Provision for income taxes	836	348

Net income	$1,860	$776

Net income per share:
Basic and Diluted	$0.14	$0.06

Shares used in per share computation:
Basic	12,904	12,686

Diluted	13,050	12,907

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2004	March 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$74,394	$71,117
Short-term investments	5,105	5,007
Trade accounts receivable, net of allowance of $391 and $386	8,334	7,667
Inventories	11,807	12,606
Prepaid expenses and other current assets	496	642
Deferred income taxes	4,989	4,989

Total current assets	105,125	102,028
Property, plant and equipment, net	9,302	9,731
Other assets	95	94
Deferred income taxes	944	944

TOTAL ASSETS	$115,466	$112,797

LIABILITIES
Current liabilities:
Trade accounts payable	$2,564	$2,354
Accrued salaries and employee benefits	7,310	7,449
Other accrued liabilities	409	481
Deferred revenue	3,016	3,254
Income taxes payable	2,319	1,485

Total current liabilities	15,618	15,023

SHAREHOLDERS' EQUITY
Preferred stock, no par value - 10,000 shares authorized, none outstanding	--	--
Common stock, no par value - 30,000 shares authorized; issued and outstanding 12,904 and 12,889 shares	32,576	32,134
Retained earnings	67,272	65,640

Total shareholders' equity	99,848	97,774

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$115,466	$112,797

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-months Ended,

CASH FLOWS FROM OPERATING ACTIVITIES	June 30, 2004	June 30, 2003

Net income	$1,860	$776

Non-cash adjustments to net income:
Depreciation	784	1,060
Provision for doubtful accounts and sales returns	(277)	650
Provision for excess and obsolete inventories	518	216
Changes in operating assets and liabilities:
Short-term investments, categorized as trading	(98)	(369)
Trade accounts receivable	(390)	2,503
Inventories	281	(1,019)
Prepaid expenses and other assets	146	101
Trade accounts payable and accrued expenses	(2)	(1,309)
Deferred revenue	(238)	244
Income taxes payable	834	(133)

Total adjustments	1,558	1,944

Net cash provided by operating activities	3,418	2,720

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(355)	(536)
Proceeds from disposal of property and equipment	--	15
Purchases of short-term investments, categorized as available for sale	--	(5,000)

Net cash used in investing activities	(355)	(5,521)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	489	565
Repurchase of common stock	(275)	--

Net cash provided by financing activities	214	565

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,277	(2,236)
CASH AND CASH EQUIVALENTS:
Beginning of period	71,117	60,931

End of period	$74,394	$58,695

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$2	$1,010

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments, which are, in the opinion of our management, of normal recurring nature and necessary to present fairly the statements of financial position as of June 30, and March 31, 2004, and the results of operations and cash flows for the three months ended June 30, 2004 and June 30, 2003. The March 31, 2004 balance sheet was derived from our audited financial statements included in our 2004 Annual Report on Form 10-K. All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited condensed consolidated financial statements of Supertex, Inc. for the fiscal year ended March 31, 2004, which were included in the Annual Report on Form 10-K.

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for any future periods.

For purposes of presentation, the Company labels its annual accounting period end as March 31 and its interim quarterly periods as ending on the last day of the corresponding month. The Company, in fact, operates and reports based on quarterly periods ending on the Saturday closest to month end. The 13-week first quarter of fiscal 2005 ended on July 3, 2004, and the 13-week first quarter of fiscal 2004 ended on June 28, 2003.

Note 2 - Inventories

Inventories consisted of (in thousands):

	June 30, 2004	March 31, 2004

Raw materials	$988	$1,266
Work-in-process	6,525	6,795
Finished goods	4,294	4,545

	$11,807	$12,606

Note 3 - Comprehensive Income

Comprehensive income, which includes all changes in equity during a period from non-owner sources, did not differ from net income for any of the periods presented.

Note 4 - Net Income per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts).

	Three-months Ended, June 30,
	2004	2003

BASIC:
Weighted average shares outstanding for the period	12,904	12,686
Net income	$1,860	$776

Net income per share	$0.14	$0.06

DILUTED:
Weighted average shares outstanding for the period	12,904	12,686
Dilutive effect of stock options	146	221

Total	13,050	12,907
Net income	$1,860	$776

Net income per share	$0.14	$0.06

Options to purchase 794,576 shares of the Company’s common stock at an average price of $21.29 per share, and 447,130 shares at an average price of $27.93 per share at June 30, 2004 and June 30, 2003, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5 - Stock-based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under the Financial Standards Board (“FASB”) Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related interpretations, and complies with the disclosure provisions of Statements of Financial Accounting Standards No. 123 and 148, (“SFAS 123”) and (“SFAS 148”), respectively. SFAS 123 requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The fair value of each option grant, as defined by SFAS No. 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. However, options granted under our stock option plans are not freely tradable, or fully transferable, and have vesting restrictions. The Black-Scholes model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect their fair value.

Had the Company recorded compensation costs for stock options issued to employees under the Company’s stock option plans and Employee Stock Purchase Plan (ESPP) based on the fair value at the grant date for the awards consistent with the provisions of SFAS No. 123, the net income and net income per share for the quarter ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated as follows:

	Three-months Ended June 30,
(in thousands except per share amounts)	2004	2003

Reported Net income	$1,860	$776
Add: Stock-based employee compensation expense included in reported net income, net of tax	--	--
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	(586)	(670)

Pro forma net income	$1,274	$106

Pro forma net income per share
Basic and Diluted	$0.10	$0.01

Reported net income per share
Basic and Diluted	$0.14	$0.06

To compute the estimated fair value of each option grant under the Option Plans and employee purchase rights under the ESPP, the Black-Scholes option-pricing model was used with the following assumptions and dividend yields of 0% for all periods presented:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	Three months Ended June 30		Three months Ended June 30
	2004	2003	2004	2003

Risk-free interest rate	2.82%	1.43%	1.22%	1.07%
Expected option life from vest date (years)	1.49	1.34	.50	.50
Expected volatility	51.36%	57.14%	49.97%	40.34%

Note 7 – Common Stock Repurchase

Share repurchase activity for the three months ended June 30, 2004 was as follows:

June 30, 2004

Number of shares repurchased	18,900
Cost of shares repurchased	$275,000
Average price per share	$14.56

Since the inception of our repurchase program in 1992 through June 30, 2004, the Company has repurchased a total of 1,040,500 shares of our common stock for an aggregate cost of $6,109,000. All shares were retired upon acquisition. At June 30, 2004, 859,500 shares remained authorized for repurchases under the plan.

Note 8 - Investments

The Company’s short-term investments of $5,105,000 at June 30, 2004 and $5,007,000 at March 31, 2004 consisted entirely of investments held by the Company’s Supplemental Employee Retirement Plan, which are categorized as trading securities.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

This Form 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates", and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this Form 10-Q are our belief that sales to our medical electronics market will continue to be strong in the next two quarters; our belief that robust bookings and customer developments in our non-impact printer products may offset the possible drop in sales in the imaging market for the balance of fiscal year 2005; our optimism for overall sales growth for the balance of fiscal 2005; our expectation for depreciation expense and outside implantation service costs to continue at their current reduced levels for the rest of fiscal 2005; our plans to continue in the future our current level of R&D investment on new product development as a percent of net sales; our plans to increase SG&A expense in absolute dollars as we increase our worldwide sales and marketing presence; our belief that the impact of rising interest rates on the fair value of our fixed rates securities is minimal; our plan not to add capacity in the future and to spend approximately $1,965,000 for capital acquisitions in the next three quarters of fiscal 2005; our belief that we have substantial production capacity in place to handle any projected increase in business; and our anticipation that our available funds and expected cash generated from operations will be sufficient to meet our liquidity and capital requirements through the end of fiscal 2005. These statements are only predictions not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include that there are no material adverse changes in the demand for our customer’s products in which our chips are used; competition to supply semiconductor devices in the markets in which we compete does not increase and cause price erosion; demand materializes and increases for recently released customer products incorporating our products; we do not have unexpected manufacturing issues as we ramp up production; the demand for our products or results of our product development change such that it would be unwise not to decrease research and development; and that some of our equipment will not be unexpectedly damaged or obsoleted, thereby requiring replacement as well as those described in "Risk Factors" under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report of Form 10-K for the fiscal year ended March 31, 2004. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

Our critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations, and require our management's significant judgements and estimates and such consistent application fairly depicts our financial condition and results of operations for all periods presented. We described our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended March 31, 2004.

Critical accounting policies affecting us and the critical estimates we made when applying them have not changed materially since March 31, 2004.

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

Results of Operations

Net Sales

Net sales for the quarter ended June 30, 2004 were $14,242,000 compared to $12,479,000 for the same quarter of prior year, an increase of $1,763,000 or 14%. Compared to net sales of prior quarter of $13,589,000, net sales increased $653,000, or 5%.

As a percentage of total net sales, sales to customers in the medical electronics, imaging, and telecom markets for the quarter ended June 30, 2004, as well as year-over-year and sequential change were as follows:

	Three Months Ended

Markets	June 30, 2004	June 30, 2003	March 31, 2004	Year-Over-Year Change	Sequential Change

Medical electronics	37%	34%	34%	23%	13%
Imaging	25%	37%	28%	-23%	-5%
Telecom	26%	21%	27%	45%	2%
Others	12%	8%	11%	63%	12%

Total Sales	100%	100%	100%	14%	5%

Sales in our markets other than imaging were higher compared to the same period a year ago and when compared to the prior quarter ended March 31, 2004. Demand for our products in the first quarter of fiscal year 2005 was strong in the areas of medical electronics, telecom, and other markets, which were up 23%, 45%, and 63% respectively over the same period last year. Demand for our products in the imaging market was weak, down 23% compared to the prior year period.

Sales in the medical electronics market as of June 30, 2004 increased 23% compared to same period in prior fiscal year, and increased 13% sequentially. These increases are primarily from improved market conditions in the ultrasound market. We believe that our sales to the medical electronics market will continue to be strong in the next two fiscal quarters, as we see more new portable, transportable, therapeutic systems coming to market, which had been primarily large diagnostic systems in the past.

Sales to the telecom market increased 45% during the three months ended June 30, 2004 compared to the same period a year ago and increased 2% sequentially. The year-to-year increase was due to the continued demand for our optical-to-optical amplifier arrays that started in the previous quarter.

Sales to the imaging market, primarily our electroluminescent (EL) backlighting products, were unfavorably affected by the market transition from backlighting monochrome handset displays to color ones. However, sales of our EL backlighting products have begun to rebound as they found new uses in backlighting keypads both in cellular phones and in audio/video remote controllers and other handheld devices, requiring multi-segment EL lighting. We believe that robust bookings and customer developments in our non-impact printer products within this imaging market may mitigate further future possible drops in overall sales to the imaging market for the balance of the fiscal year 2005.

Sales to other markets increased 63% as of June 30, 2004 compared to the same period a year ago and increased 12% sequentially, primarily due to improved end market demand of our other products.

We have seen continued design and order activities in our emerging markets of hotswap ICs, LED driver ICs, and high voltage amplifier arrays for Optical-to-Optical telecom applications and our new telecom ringer IC. The activities are encouraging, and combined with a positive book-to-bill ratio, we are optimistic about our sales growth for the balance of fiscal year 2005.

The Company's principal markets are in the United States, Europe, and Asia.  Sales by geography, as a percentage of total sales, as well as year-over-year and sequential change, were as follows:

(Dollars in thousands)	Three Months Ended
Revenues	June 30, 2004	June 30, 2003	March 31, 2004	Year-Over-Year % Change	Sequential % Change

United States	$8,215	$7,380	$8,225	11%	--
Europe	1,558	1,124	1,600	39%	-3%
Japan	1,641	974	1,255	69%	31%
Asia (excluding Japan)	2,444	2,514	2,137	-3%	14%
Other	384	487	372	-21%	3%

Total Revenue	$14,242	$12,479	$13,589	14%	5%

The Company does not segregate information related to operating income generated by its export sales. The Company's assets are primarily located in the United States.

Net sales to international customers for the quarter ended June 30, 2004 were $6,027,000, or 42% of the Company’s net sales as compared to $5,099,000 or 41% of net sales for the same period of prior fiscal year and $5,364,000 or 39% in the prior fiscal quarter. These percentages and dollar amounts have been adjusted to reflect a change in our aggregation of geographic sales information in fiscal 2004. Sales are now attributed to geographic area based on delivery location.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing raw silicon wafers, cost associated with assembly, packaging, test, quality assurance and product yields, the cost of personnel, facilities, and equipment associated with manufacturing support and charges for excess inventory. Gross profit for the quarter ended June 30, 2004 was $7,173,000, compared to $5,190,000 for the same period of fiscal 2004, and $5,166,000 of the prior quarter.

	Three Months Ended
(Dollars in thousands)	June 30, 2004	June 30, 2003	March 31, 2004

Gross Margin Percentage	50%	42%	38%
Included in Reported Gross Margin Percentage Above:
Gross Margin Benefit from Sale of Previously Written Down Inventory	$285	$8	$505
Percentage of Sales	2%	-	4%

Gross margin for the quarter ended June 30, 2004 was enhanced by favorable product mix, lower depreciation expenses, and continued focus on reducing manufacturing costs. Cost improvements were primarily the result of improved yield, reduced outside ion implant services, and a decline in line maintenance charges.

Depreciation expense in the first quarter of fiscal 2005 was lower due to declining capital spending in the last two years. We completed the planned major upgrades to our wafer fabrication facility and test operations. The upgrades were started in fiscal 2002. Outside ion implantation service costs were significantly reduced after we successfully completed the qualification of our two new in-house ion implanters. We expect to continue the same lowered depreciation expense unless we make any unplanned capital equipment purchases, and the reduced outside implantation service costs for the rest of the fiscal year.

Research and Development (R&D)

	Three Months Ended
(Dollars in thousands)	June 30, 2004	June 30, 2003	March 31, 2004	Year-Over-Year Change	Sequential Change

Research and Development	$2,470	$2,230	$2,645	11%	-7%
Percentage of Net Sales	17%	18%	19%

Research and development (R&D) expenses, which include payroll and benefits, as well as expensed material and facility costs associated with the development of new process and new products, increased 11% to $2,470,000 for the quarter ended June 30, 2004 as compared to $2,230,000 for the same quarter of the prior fiscal year and decreased 7% sequentially.

The increase in absolute dollars in R&D expense for the quarter ended June 30, 2004 over the same period in fiscal 2004 is primarily from increased spending in prototype wafers as part of new process and new product development work. We plan to continue this level of R&D investments as a percent of net sales.

Selling, General and Administrative (SG&A)

(Dollars in thousands)	Three Months Ended
	June 30, 2004	June 30, 2003	March 31, 2004	Year-Over-Year Change	Sequential Change

Selling, General, and Administrative	$2,402	$2,390	$2,617	1%	-8%
Percentage of Net Sales	17%	19%	19%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing and tax services. SG&A expenses for the quarter ended June 30, 2004 were $2,402,000, or 17% of net sales, as compared to $2,390,000, or 19% of net sales for the same quarter of the prior fiscal year.

The $12,000 year-over-year increase in SG&A expenses for the three-month period is primarily attributed to an increase in payroll expenses of $95,000 due to increased headcount, an increase in bad debt expenses of $51,000, an increase in recruitment expenses of $23,000, an increase in sales related travel expenses of $17,000, offset by a credit to compensation expense of $177,000 attributable to losses in investments held by the Company’s Supplemental Employee Retirement Plan.

The sequential decrease of $215,000 in SG&A expenses is primarily due to the net change of compensation expense attributed to losses in investments held by the Company’s Supplemental Employee Retirement Plan of $150,000, a reduction in salesman bonus and commission expenses of $195,000, partially offset by an increase in outside services attributable to the Sarbanes-Oxley compliance of $59,000 and an increase in bad debt expenses of $102,000.

We expect SG&A expenses to increase in absolute dollars as we expand our sales and marketing presence worldwide, and may fluctuate as a percentage of net sales.

Interest Income and Other Income, Net

(Dollars in thousands)	Three Months Ended
	June 30, 2004	June 30, 2003	March 31, 2004	Year-Over-Year Change	Sequential Change

Interest and Other Income, Net	$395	$554	$516	-29%	-23%
Percentage of Net Sales	3%	4%	4%

Interest income and other income, net for the quarter ended June 30, 2004 were $395,000, compared to $554,000 for the same quarter of the prior fiscal year.

Interest income was $308,000 and $264,000 for the quarters ended June 30, 2004 and 2003, respectively. The moderate increase in interest income for the three period months period is due to larger average cash, cash equivalents and short-term investment balances and more favorable interest rates in the current periods compared to the same periods of the prior fiscal year.

Other income, net, was $87,000 for the quarter ended June 30, 2004 consisted primarily of foreign currency exchange gain of $130,000, offset by a decrease in fair market value of investments held by the Company’s Supplemental Employee Retirement Plan of $55,000. For the comparable period in fiscal 2004, other income, net, of $290,000 consisted primarily of an increase in fair market value of investments held by the Company’s Supplemental Employee Retirement Plan of $248,000.

Provision for Income Taxes

Provision for income taxes represents Federal, state and foreign taxes. The provision for income taxes for the quarter ended June 30, 2004 was $836,000 compared to $348,000 for the same quarter in the prior fiscal year. The effective tax rate for both periods remained at 31%.

Financial Condition

Overview

We ended our first quarter of fiscal 2005 with $79,499,000 in cash, cash equivalents, and short-term investments. This represents an increase of $3,375,000 when compared with the amount of $76,124,000 on March 31, 2004. As of June 30, 2004, our working capital was $89,507,000, an increase of $2,502,000 over March 31, 2004. Working capital is defined as current assets less current liabilities. The increase in working capital was mostly the result of cash generated by operations.

Liquidity and Capital Resources

Our cash and cash equivalents increased $3,277,000 during the first quarter of fiscal 2004 to $74,394,000 from $71,117,000 at March 31, 2004. The increase in cash and cash equivalents during the quarter is due to cash flows from operating activities of $3,418,000 and cash flows from financing activities of $214,000, offset by cash used in investing activities of $355,000.

Our operating activities generated cash of $3,418,000 for the quarter ended June 30, 2004 compared to $2,720,000, for the same period in the prior fiscal year. Our positive cash flows from operating activities were primarily attributable to net income, adjusted for non-cash items. Net operating cash flows for the first quarter of fiscal 2005 was favorably impacted by non-cash charges for depreciation of $784,000 and non-cash charges for provisions relating to inventory of $518,000, partially offset by an increase in provision for doubtful accounts and sales returns of $277,000. Working capital sources of cash included a decrease in inventory of $281,000, a decrease in prepaid expenses of $146,000 and an increase in income taxes payable of $834,000. Working capital uses of cash included an increase in accounts receivable of $390,000 due primarily to higher sales and a decrease in deferred revenue on shipments to distributors of $238,000.

Net cash used in investing activities in the quarters ended June 30, 2004 and June 30, 2003 was $355,000 and $5,521,000, respectively. Net cash used in investing activities in the quarter ended June 30, 2004 was for equipment purchases of $355,000. For the comparable period in fiscal 2004, net cash used in investing activities consisted of equipment purchases of $536,000 and purchase of short-term investments categorized as available for sale of $5,000,000, offset by proceeds from disposal of surplus properties and equipment of $15,000.

Net cash provided by financing activities in the quarter ended June 30, 2004 was $214,000, which consisted primarily of proceeds from employee exercises of stock options under our option plans and employee purchases of stock under our ESPP of $489,000 offset by $275,000 from common stock repurchases. During the three-month period, the Company bought back 18,900 shares of the Company’s common stock from the open market for the total amount of $275,000. The repurchase prices ranged from $14.15 to $15.00 with a weighted average price of $14.56. Such repurchases were made under our repurchase program, which was approved by the Board of Directors. In the comparable period in fiscal 2004, financing activities consisted of proceeds from employee exercises of stock options under our stock option plans and employee purchases of stock under our ESPP of $565,000.

We expect to spend approximately $1,965,000 for capital acquisitions in the remaining three quarters of fiscal 2005. Our planned capital expenditure for fiscal 2005 is less than prior fiscal years because most of the upgrades to our fab and our test operations have been completed, and we believe that we have substantial production capacity in place to handle any projected increase in business for this fiscal year. We also believe that our existing cash, cash equivalents and short-term investments, together with our cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months.

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

Off-Balance Sheet Arrangements

We do not have and never had any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect upon our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Contractual Obligations

The following table summarizes our significant contractual cash obligations at June 30, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

Operating lease obligations (1)	$6,473	$750	$2,021	$1,737	$1,965
Purchase obligations (2)	2,993	2,993	--	--	--

Total Contractual Cash Obligations	$9,466	$3,743	$2,021	$1,737	$1,965

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease for the quarter ending June 30, 2004, amounted to $223,000.

(2) To obtain favorable pricing and resource commitment, we commit to volume purchases to suppliers of our manufacturing materials and services.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risk.

The Company is exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities. The Company has no holdings of derivative or commodity instruments, and its holdings are for purposes other than trading purposes. The Company's portfolio is primarily comprised of fixed rate securities.  The fair value of the Company's fixed rate securities may be affected by a rise in interest rates; however, we believe the impact would be minimal since the maturities of these securities are short, typically no more than 35 days.

Item 4. – Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company’s principal executive and financial officer has evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of June 30, 2004 (“Evaluation Date”) and has determined that, as of the Evaluation Date, such controls and procedures are reasonable taking into account the totality of the circumstances.

(b) Changes in internal controls
There were no significant changes in the Company’s internal control over financial reporting that occurred during our first quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, such control.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

    None

Item 2. - Changes in Securities and Use of Proceeds

    (E) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following is a summary of share repurchase activity by the issuer and "affiliated purchasers", as defined in Rule 10b-18(a)(3) during the first quarter ended June 30, 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
04/04/04 - 05/01/04	--	--	--	878,400
05/02/04 - 05/29/04	12,000	$14.32	--	866,400
05/30/04 - 07/03/04	6,900	$14.99	--	859,500

Total	18,900	$14.56	--	859,500

(1) Our current share repurchase program, under which we repurchased these 18,900 shares, has been in place since 1999. We are not certain but do not believe we publicly announced this program, although our financial statements have reflected purchases from time to time under this program. These 18,900 shares were purchased in open market transactions.

(2) We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. Our board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a share repurchase program authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced our 1999 repurchase plan. The 1999 repurchase program has no expiration date, other than, unless extended, when an aggregate of 962,000 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired during our first quarter ended June 30, 2004, nor has the Company decided to terminate any repurchase plan or program prior to its expiration. There are no existing repurchase plans or programs under which the Company does not intend to make further purchases.

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 5. - Other Information

None

Item 6. - Exhibits and Reports on Form 8-K
    (a)  Exhibits:

Exhibit 31 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K

On May 3, 2004, the Company filed a Report on Form 8-K, dated May 3, 2004, furnishing under Item 12, an May 3, 2004 press release announcing the fourth fiscal quarter and fiscal year-end results. (Such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act.)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEX, INC.
(Registrant)

Date: August 11, 2004	By:	/s/ Henry C. Pao
Henry C. Pao, Ph.D.
President (Principal Executive and Financial Officer)

