Form 10-Q
period 2004-10-02
SUPERTEX INC
filed 2004-11-12
CIK 730000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2004

or

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

Yes X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2004
Common Stock, no par value	13,021,316

SUPERTEX, INC.
QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	$15,548	$12,315	$29,790	$24,794
Costs and expenses:
Cost of sales	7,431	7,523	14,500	14,812
Research and development	2,686	2,276	5,156	4,506
Selling, general and administrative	2,949	2,203	5,351	4,593
Total costs and expenses	13,066	12,002	25,007	23,911
Income from operations	2,482	313	4,783	883
Interest income	353	268	661	532
Other income, net	24	66	111	356
Income before provision for income taxes	2,859	647	5,555	1,771
Provision for income taxes	943	200	1,779	548
Net income	$1,916	$447	$3,776	$1,223
Net income per share:
Basic	$0.15	$0.04	$0.29	$0.10
Diluted	$0.15	$0.03	$0.29	$0.09
Shares used in per share computation:
Basic	12,943	12,723	12,924	12,705
Diluted	13,144	13,047	13,097	12,977

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	October 2, 2004	April 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$77,805	$71,117
Short-term investments	5,317	5,007
Trade accounts receivable, net of allowance of $513 and $386	9,812	7,667
Inventories	11,167	12,606
Prepaid expenses and other current assets	674	642
Deferred income taxes	4,989	4,989
Total current assets	109,764	102,028
Property, plant and equipment, net	8,770	9,731
Other assets	96	94
Deferred income taxes	944	944
TOTAL ASSETS	$119,574	$112,797

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$3,101	$2,354
Accrued salaries and employee benefits	8,070	7,449
Other accrued liabilities	389	481
Deferred revenue	3,250	3,254
Income taxes payable	2,175	1,485
Total current liabilities	16,985	15,023
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Preferred stock, no par value - 10,000 shares authorized, none outstanding	--	--
Common stock, no par value - 30,000 shares authorized; issued and outstanding 12,974 and 12,889 shares	33,404	32,134
Retained earnings	69,185	65,640
Total shareholders' equity	102,589	97,774
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$119,574	$112,797

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended,
CASH FLOWS FROM OPERATING ACTIVITIES	October 02, 2004	September 27, 2003
Net income	$3,776	$1,223
Non-cash adjustments to net income:
Depreciation	1,613	2,177
Provision for doubtful accounts and sales returns	665	829
Provision for excess and obsolete inventories	784	379

Changes in operating assets and liabilities:
Short-term investments, categorized as trading	(310)	(548)
Trade accounts receivable	(2,810)	129
Inventories	655	(122)
Prepaid expenses and other assets	(34)	(80)
Trade accounts payable and accrued expenses	1,276	(1,488)
Deferred revenue	(4)	1,016
Income taxes payable	690	69
Total adjustments	2,525	2,361
Net cash provided by operating activities	6,301	3,584
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(696)	(1,130)
Proceeds from disposal of property and equipment	41	15
Purchases of short-term investments, categorized as available for sale	--	(5,025)
Net cash used in investing activities	(655)	(6,140)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	1,317	1,039
Repurchase of common stock	(275)	--
Net cash provided by financing activities	1,042	1,039
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	6,688	(1,517)
CASH AND CASH EQUIVALENTS:
Beginning of period	71,117	60,931
End of period	$77,805	$59,414
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$1,089	$(480)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to present fairly the statements of financial position as of October 2, 2004 and April 3, 2004, results of operations for the three and six-month periods ended October 2, 2004 and September 27, 2003, and cash flows for the six months ended October 2, 2004 and September 27, 2003. The April 3, 2004 balance sheet was derived from the audited financial statements included in the 2004 Annual Report on Form 10-K. All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited condensed consolidated financial statements of Supertex, Inc. for the fiscal year ended April 3, 2004, which were included in the Annual Report on Form 10-K.

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and six-month periods ended October 2, 2004 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday closes to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year. Fiscal 2005 will be a 52-week year. The three-month periods ended October 2, 2004 ("Q2 2005"), July 3, 2004 ("Q1 2005"), September 27, 2003 ("Q2 2004"), and June 28, 2004 ("Q1 2004") all consist of thirteen weeks.

Note 2 - Balance Sheet Details

The Company’s inventory consists of high technology integrated circuits that are specialized in nature, subject to rapid technological obsolescence and are sold in a highly competitive industry. Inventory balances at the end of each period are adjusted to approximate the lower of cost or market.

Inventories consisted of (in thousands):

	October 2, 2004	April 3, 2004
Raw materials	$1,037	$1,266
Work-in-process	6,032	6,795
Finished goods	4,098	4,545
Inventories	$11,167	$12,606

The Company realized gross margin benefits of $219,000 or 1% for the three months ended October 2, 2004 and $504,000 or 1% for the six months ended October 2, 2004, resulting from sale of previously written down inventory. These benefits were $112,000 and $120,000 for the three and six-month periods ended September 27, 2003.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

The Company defers the recognition of revenue on shipments to distributors and the related costs of sales until the distributors have sold the products to their end-user customers because of the uncertainty associated with possible returns and pricing concessions. Sales through the distributors are made primarily under arrangements allowing limited rights of return, limited price protection and the right of stock rotation on merchandise unsold by distributors. Deferred revenue also includes a customer advance under a licensing agreement as well as upfront payments received from customers under non-recurring engineering (NRE) contracts.

Deferred revenue consisted of (in thousands):

	October 2, 2004	April 3, 2004
Shipments to distributors	$2,882	$2,678
Technology license	338	412
Others	30	164
Deferred revenue	$3,250	$3,254

Note 3 - Comprehensive Income

Comprehensive income, which includes all changes in equity during a period from non-owner sources, did not differ from net income for any of the periods presented.

Note 4 - Net Income per Share

Basic earnings per share ("EPS") is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options only, as the Company does not have any warrants or other convertible securities outstanding. A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts).

	Three Months Ended,		Six Months Ended,
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
BASIC:
Net income	$1,916	$447	$3,776	$1,223
Weighted average shares outstanding for the period	12,943	12,723	12,924	12,705
Net income per share	$0.15	$0.04	$0.29	$0.10

DILUTED:
Net income	$1,916	$447	$3,776	$1,223
Weighted average shares outstanding for the period	12,943	12,723	12,924	12,705
Dilutive effect of stock options	201	324	173	272
Total	13,144	13,047	13,097	12,977
Net income per share	$0.15	$0.03	$0.29	$0.09

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Options to purchase 573,485 shares of the Company’s common stock at an average price of $23.26 per share, and 379,339 shares at an average price of $29.76 per share at October 2, 2004 and September 27, 2003, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the six months ended October 2, 2004 and September 27, 2003, respectively, options to purchase the Company’s common stock of 639,039 shares at an average price of $22.67 per share, and 408,795 shares at an average price of $28.92 per share were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5 - Income Taxes

Income taxes for interim reporting purposes is computed using estimates of the effective annual income tax rate for the entire fiscal year. During the second quarter of fiscal 2005, the Company revised the estimated effective income tax rate for fiscal year 2005 to 32% from the 31% rate used in the first quarter of fiscal 2005. The change in the rate was primarily due to federal and state tax credits and foreign tax differentials. As a result of the change, the effective income tax rate for the second quarter of fiscal 2005 was 33%. The effect of the change in the estimated annual effective income tax rate for fiscal 2005 was a decrease in income by $56,000 for the three and six-month periods ended October 2, 2004. The effect of the change in estimate on basic and diluted earnings per share for the three and six-month periods ended October 2, 2004 was minimal.

Note 6 - Stock-based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under the Financial Standards Board ("FASB") Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"), and related interpretations, and complies with the disclosure provisions of Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, ("SFAS 123") and ("SFAS 148"), respectively. SFAS 123 requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The fair value of each option grant, as defined by SFAS No. 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. However, options granted under the current stock option plan are not freely tradable, or fully transferable, and have vesting restrictions. The Black-Scholes model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect their fair value.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Had the Company recorded compensation costs for stock options issued to employees under the Company’s current and former stock option plans and stock sale under Employee Stock Purchase Plan (ESPP) based on the fair value at the grant date for the awards consistent with the provisions of SFAS No. 123, the net income and net income per share for the three and six-month periods ended October 2, 2004 and September 27, 2003 would have been reduced to the pro forma amounts indicated as follows:
		Three Months Ended		Six Months Ended
(in thousands except per share amounts)		October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income as reported		$1,916	$447	$3,776	$1,223
Add:	Stock-based employee compensation expense included in reported net income, net of tax	--	--	--	--

Deduct:	Stock-based employee compensation expense determined under fair value based method, net of tax	(470)	(526)	(1,056)	(1,196)
	Pro forma net income (loss)	$1,446	$(79)	$2,720	$27

Basic earnings (loss) per share	As reported	$0.15	$0.04	$0.29	$0.10
	Pro forma	$0.11	$(0.01)	$0.21	$0.00

Diluted earnings (loss) per share	As reported	$0.15	$0.03	$0.29	$0.09
	Pro forma	$0.11	$(0.01)	$0.21	$0.00

Note 7 - Commitments and Contingencies

FASB Interpretation No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity’s product warranty liabilities.

Indemnification

As is customary in the Company’s industry, the Company has agreed to defend certain customers, distributors, suppliers, and subcontractors against certain claims, which third parties may assert that its products allegedly infringe certain of their intellectual property rights, including patents, trademarks, trade secrets, or copyrights. The Company has agreed to pay certain amounts of any resulting damage awards and typically has the option to replace any infringing product with non-infringing product. The terms of these indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. To date, the Company has not paid any damage award or been required to defend any claim related to its indemnification obligations, and accordingly, it has not accrued any amount for indemnification obligations. However, there can be no assurances that the Company will not have any financial exposure under those indemnification obligations.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

In addition to the foregoing, from time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business. Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse impact on the Company’s financial position or results of operations.

Product Warranty

The Company’s policy is to replace defective products at its own expense for a period of 90-days from date of shipment. This period may be extended in certain cases. This liability is limited to replacement of the product and freight and delivery costs or refund or credit of the purchase price. On certain occasions the Company may pay for rework. The company usually provides a replaced/reworked product at resale value rather than a refund or credit to meet the warranty obligations. This policy is necessary to protect the Company’s distributors, to improve customer satisfaction, and for competitive reasons. Additionally, it is the custom in Japan and Europe to provide this benefit.

The Company records a reduction to revenue for estimated product returns, including warranty related returns, in the same period as the related revenues are recorded. These estimates are based on historical experience, analysis of outstanding Return Material Authorization (RMA) and Allowance Authorization (AA) data and any other form of notification received of pending returns.

The reductions to revenue for estimated product returns for the three and six months ended October 2, 2004 and September 27, 2003 are as follows (in thousands):

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period
Three months ended October 2, 2004
Allowance for sales returns	$123	$342	$266	$199

Three months ended September 27, 2003
Allowance for sales returns	$268	$198	$167	$299

Six months ended October 2, 2004
Allowance for sales returns	$186	$550	$537	$199

Six months ended September 27, 2003
Allowance for sales returns	$365	$765	$831	$299

 ______________
(1) Allowances for sales returns are charged as a reduction to revenue.

(2) Represents amounts written off against the allowance for sales returns.

While the Company’s sales returns have historically been within the expectations and the allowance established, it cannot guarantee that it will continue to experience the same return rates that it has had in the past. Any significant increase in product failure rates and the resulting sales returns could have a material adverse impact on the operating results for the period or periods in which such returns materialize.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Contractual Obligations

The following table summarizes the Company’s significant contractual cash obligations at October 2, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):
	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (1)	$6,237	$514	$2,021	$1,737	$1,965
Purchase obligations (2)	1,128	1,128	--	--	--
Total contractual cash obligations	$7,365	$1,642	$2,021	$1,737	$1,965

(1) The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease for the quarter ending October 2, 2004, amounted to $250,000.

(2) To obtain favorable pricing and resource commitment, the Company commits to volume purchases to suppliers of manufacturing materials and services.

Note 8 - Common Stock Repurchase

There were no shares repurchased during the three months ended October 2, 2004. Share repurchase activities for the six months ended October 2, 2004 were as follows:
Six Months Ended October 2, 2004
Number of shares repurchased	18,900
Cost of shares repurchased	$275,000
Average price per share	$14.55

Since the inception of the repurchase program in 1992 through October 2, 2004, the Company has repurchased a total of 1,040,500 shares of the common stock for an aggregate cost of $6,109,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. At October 2, 2004, 859,500 shares remained authorized for repurchases under the plan.

Note 9 - Short-term Investments

The Company’s short-term investments of $5,317,000 at October 2, 2004 and $5,007,000 at April 3, 2004 consisted entirely of investments held by the Company’s Supplemental Employee Retirement Plan, which are categorized as trading securities.

Note 10 - Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. " EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position (FSP) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for the Company’s fiscal year ending March 31, 2005. The Company does not believe the impact of adoption of this EITF consensus will be significant to the overall results of operations or financial position.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

In March 2004, the EITF also reached a consensus on Issue No. 03-06, (EITF 03-06), "Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share". EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on the Company’s results of operations or financial position.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of the Company’s business or the risks associated with an investment in the common stock. You are urged to carefully review and consider the various disclosures made by us in this Report and in other reports filed with the SEC, including the Annual Report on Form 10-K for the year-ended March 31, 2004.

Cautionary Statement Regarding Forward Looking Statements

This Form 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about the Company’s industry, its beliefs, its assumptions, and its goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "forecasts", and "estimates", and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this Form 10-Q are the Company’s belief that the increased sales last quarter to the Medical Electronics market were seasonal; expectations as to future revenues in the Medical Electronics, Imaging, and Telecom markets; the forecast for flat sales for the third quarter of fiscal 2005; the expectation for depreciation expense to continue at its current reduced level for the rest of fiscal 2005; plans to continue in the future the current level of R&D investment on new product development as a percent of net sales; plans to increase SG&A expense in absolute dollars as the Company increases worldwide sales and marketing presence; the belief that the impact of rising interest rates on the fair value of the fixed rates securities is minimal; the plan not to add capacity in the future and to spend approximately $1,137,000 for capital acquisitions in the next two quarters of fiscal 2005; the belief that the Company have substantial production capacity in place to handle any projected increase in business; and the anticipation that the available funds and expected cash generated from operations will be sufficient to meet the liquidity and capital requirements through the end of fiscal 2005. These statements are only predictions, not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include that there are no material adverse changes in the demand for our customer’s products in which the Company’s chips are used; competition to supply semiconductor devices in the markets in which the Company competes does not increase and cause price erosion; demand materializes and increases for recently released customer products incorporating the Company’s products; that there are no unexpected manufacturing issues as production ramps up; the demand for the Company’s products or results of its product development change is such that it would be unwise not to decrease research and development; and that some of the Company’s equipment will not be unexpectedly damaged or obsoleted, thereby requiring replacement as well as those described in "Risk Factors" under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operation" in the Company’s Annual Report of Form 10-K for the fiscal year ended April 3, 2004. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

The Company’s critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. The critical accounting policies are described in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Annual Report on Form 10-K for the year ended March 31, 2004.

Critical accounting policies affecting the Company, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since March 31, 2004.

Overview

Supertex designs, develops, manufactures, and markets high voltage semiconductor devices, including analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. The Company supplies standard and custom high voltage interface products primarily for use in the telecommunications (telecom), imaging, medical electronics, and industrial markets. The Company also supplies custom integrated circuits for customers using customer-owned designs and mask toolings, but use Supertex process technologies.

Results of Operations

Net Sales

Net sales for the three months ended October 2, 2004 were $15,548,000, a 26% increase compared to $12,315,000 for the same period of prior fiscal year, and a 9% increase from $14,242,000 for the prior quarter. Net sales for the six months ended October 2, 2004 were $29,790,000, a 20% increase compared to $24,794,000 for the same period of fiscal 2004. The Company operates in one business segment comprising the design, development, manufacturing and marketing of high voltage analog and mixed signal integrated circuits.

The Company has a broad base of customers, who in some cases manufacture end products spanning multiple markets. As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation. Actual results may differ from those reported.

As a percentage of total net sales, sales to customers in the Medical Electronics, Imaging, and Telecom markets for the three and six-month periods ended October 2, 2004, as well as year-over-year and sequential changes are as follows:

	Three Months Ended					Six Months Ended
Markets	October 2, 2004	September 27, 2003	July 3, 2004	Year-Over-Year Change	Sequential Change	October 2, 2004	September 27, 2003	Year-Over-Year Change
Medical Electronics	38%	39%	37%	25%	15%	37%	36%	27%
Imaging	28%	37%	25%	-4%	23%	27%	36%	-12%
Telecom	22%	19%	26%	45%	-10%	24%	19%	47%
Other	12%	5%	12%	181%	6%	12%	9%	65%
Total Sales	100%	100%	100%	26%	9%	100%	100%	20%

For the three months ended October 2, 2004 sales in the Company’s markets other than Imaging were higher compared to the same period a year ago.  This increase is primarily due to higher units sales across these markets.  Compared to the three months ended July 3, 2004, sales grew in all markets except in Telecom.

Sales to the Medical Electronics market for the three months ended October 2, 2004 reached a record high as sales increased 25% compared to same period in prior fiscal year, and increased 15% sequentially.  The Company believes this increase is seasonal; customers in this market have indicated that due to the budget process and consequential buying practices of the hospitals who purchase their products, demand for the customers’ products typically increases in their December quarter, in turn resulting in their increased demand for components from suppliers like Supertex in the prior quarter.  For the six months ended October 2, 2004, sales increased 27% due primarily to worldwide increase in ultrasound units shipped and to a lesser degree to some shipments of new products in the pulser area.  The Company believes that sales to this market for the remainder of the fiscal year will continue to hold at this increased level as shipments of high-voltage pulsers for the new portable and transportable systems coming to market occurs, which in the past had been primarily the domain of large diagnostic systems.

Sales to the Imaging market decreased 4% for the three months ended October 2, 2004 compared to the same period a year ago, but increased 23% sequentially.  For the six months ended October 2, 2004, sales to the Imaging market decreased 12% compared to the same period of last fiscal year.  Sales of electroluminescent (EL) backlighting products for the six-month period were unfavorably affected by the reduced demand for the inverter EL backlighting products for both cell phone monochrome displays and multi-segment applications.  However, new uses of the EL backlighting products in backlighting keypads both in cellular phones and in audio/video remote controllers and other handheld devices requiring multi-segment EL backlighting are projected to provide a rebound in sales in this market.  The Company started to ship significant volume of the EL backlighting products in September 2004 to the cell phone customers for keypad backlighting.  High-end printer business remains steady.

Sales to the Telecom market increased 45% during the three months ended October 2, 2004 compared to the same period a year ago but decreased 10% sequentially.  For the six months ended October 2, 2004, sales to the Telecom market increased 47% compared to the same period of prior fiscal year.  The increase in sales for the three and six-month periods was the result of improving market conditions compared to same periods in prior fiscal year, and stronger demand for legacy products as well as increased demand for DC to DC converters, long haul ringers, protection devices and high voltage amplifier arrays for the optical-to-optical market.  The sequential decline in sales to this market is primarily due to reduced demand for legacy products. However, the Company expects one of the hotswap products to start production ramp-up at a major telecom equipment manufacturer in the third quarter and increase more strongly in the fourth quarter of fiscal 2005.

Sales to Other markets increased 181% during the three months ended October 2, 2004 compared to the same period a year ago and increased 6% sequentially.  For the six months ended October 2, 2004, sales to Other markets increased 65%. These increases are primarily due to increased custom processing shipments to a single customer whose end product is for the automotive market.

Going forward, the Company believes that the third quarter of fiscal 2005 should be viewed as a period of transition as it begins to ramp up new EL backlighting products for cell phones, hot-swap products, driver products for LEDs, and high-voltage amplifier array products and protection devices for the Telecom market.  Sales for the third quarter of fiscal 2005 are forecasted to be flat compared to the prior quarter.

The Company's principal markets are in the United States, Europe, and Asia. Sales by geography, as a percentage of total sales, as well as year-over-year and sequential change, were as follows:

	Three Months Ended					Six Months Ended
Markets	October 2, 2004	September 27, 2003	July 3, 2004	Year-Over-Year Change	Sequential Change	October 2, 2004	September 27, 2003	Year-Over-Year Change
United States	$9,102	$6,059	$8,215	50%	11%	$17,317	$13,438	29%
Europe	1,245	1,497	1,558	-17%	-20%	2,803	2,621	7%
Japan	2,126	1,872	1,641	14%	30%	3,767	2,846	32%
Asia (excluding Japan)	2,529	2,368	2,444	7%	3%	4,973	4,882	2%
Other	546	519	384	5%	42%	930	1,007	-8%
Total revenue	$15,548	$12,315	$14,242	26%	9%	$29,790	$24,794	20%

The Company's assets are primarily located in the United States.

Net sales to international customers for the three months ended October 2, 2004 were $6,446,000, or 41% of the Company’s net sales as compared to $6,256,000 or 51% of net sales for the same period of the prior fiscal year and $6,027,000 or 42% in the three months ended July 3, 2004. For the six months ended October 2, 2004, international sales were $12,473,000 or 42% of net sales as compared to $11,356,000 or 46% of net sales of the same period of the prior fiscal year. As a percentage of net sales, sales to international customers for the three and six-month periods ended October 2, 2004 decreased due to lower demand for the multi-segment EL backlighting products in Europe. The multi-segment EL backlighting products had accounted for substantial revenue in Europe in prior quarters.

Gross Profit

Gross profit or gross margin represents net sales less cost of sales. Cost of sales includes the cost of purchasing raw silicon wafers, cost associated with assembly, packaging, test, quality assurance and product yields, the cost of personnel, facilities, and equipment associated with manufacturing support and charges for excess inventory. Gross profit for the quarter ended October 2, 2004 was $8,117,000, compared to $4,792,000 for the same period of fiscal 2004, and $7,173,000 of the prior quarter. For the six months ended October 2, 2004, gross profit was $15,290,000 compared to $9,982,000 for the same period of last fiscal year.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	October 2, 2004	September 27, 2003	July 3, 2004	October 2, 2004	September 27, 2003
Gross Margin Percentage	52%	39%	50%	51%	40%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Sale of Previously Written Down Inventory	$219	$112	$285	$504	$120
Percentage of Net Sales	1%	1%	2%	1%	0%

The 13% improvement in gross margin for the three months ended October 2, 2004 over the comparable period in the prior fiscal year was primarily attributed to a favorable overhead absorption resulting from increased production activity and lower depreciation charges. Depreciation expenses were lower due to declining capital spending in the last two years, contributing to a 4% improvement in gross margin. The planned major upgrades to the wafer fabrication facility and test operations are now complete. Depreciation expense is expected to continue to be lower for the rest of the fiscal year unless unplanned capital equipment purchases are made. In addition, better plant utilization contributed a 3% improvement in the gross margin.

The 11% improvement in gross margin for the six months ended October 2, 2004 compared to same period in the prior fiscal year was primarily attributed to lower depreciation expense that contributed 4% to the gross margin. Lower indirect labor cost, a favorable overhead absorption resulting from increased manufacturing process activities, lower contract assembly costs, and reduced outside cost for ion implantation services each contributed a 2% improvement in gross margin.

Research and Development (R&D) Expenses

	Three Months Ended					Six Months Ended
(Dollars in thousands)	October 2, 2004	September 27, 2003	July 3, 2004	Year-Over-Year Change	Sequential Change	October 2, 2004	September 27, 2003	Year-Over-Year Change
R&D Expenses	2,686	2,276	2,470	18%	9%	5,156	4,506	14%
Percentage of Net Sales	17%	18%	17%			17%	18%

Research and development (R&D) expenses, which include payroll and benefits, as well as expensed material and facility costs associated with the development of new process and new products, increased 18% to $2,686,000 for the three months ended October 2, 2004 as compared to $2,276,000 for the same period of the prior fiscal year. For the six months ended October 2, 2004, R&D expenses increased 14% to $5,156,000 from $4,506,000 of the same period of last fiscal year.

The increase in absolute dollars in R&D expense for the three and six-month periods ended October 2, 2004 over the same periods in fiscal 2004 is primarily due to increased spending in prototype wafer manufacturing as part of new process and new product development work.

R&D expenses as a percentage of Net Sales remained between 17% and 18% for the three and six-month periods ended October 2, 2004, and September 27, 2003. The Company plans to continue this level of R&D investments as a percent of net sales.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended					Six Months Ended
(Dollars in thousands)	October 2, 2004	September 27, 2003	July 3, 2004	Year-Over-Year Change	Sequential Change	October 2, 2004	September 27, 2003	Year- Over-Year Change
SG&A Expenses	2,949	2,203	2,402	34%	23%	5,351	4,593	17%
Percentage of Net Sales	19%	18%	17%			18%	19%

SG&A expenses consist primarily of employee-related expenses, commissions to sales representatives, occupancy expenses including expenses associated with the Company’s regional sales offices, cost of advertising and publications, and outside services such as legal, auditing and tax services. SG&A expenses for the three months ended October 2, 2004 were $2,949,000, or 19% of net sales, as compared to $2,203,000, or 18% of net sales for the same period of the prior fiscal year. For the six months ended October 2, 2004, SG&A expenses increased 17% to $5,351,000 or 18% of net sales from $4,593,000 or 19% of net sales for the same period of last fiscal year.

The $746,000 year-over-year increase in SG&A expenses for the three months ended October 2, 2004 is primarily attributed to a $284,000 increase in payroll-related expenses due to increased headcount; an increase in commissions and salesmen’s bonus of $135,000, an increase in sales related travel expenses of $78,000, an increase in provision for bad debt expenses of $65,000, all of which resulted from increase in sales; and an $52,000 increase in expenses for professional services related to compliance with the requirements of the Sarbanes-Oxley Act of 2002.

The $758,000 year-over-year increase in SG&A expenses for the six months ended October 2, 2004 is primarily attributed to a $473,000 increase in payroll-related expenses due to increased headcount; an increase in commissions and salesmen’s bonus of $62,000, an increase is sales related travel expenses of $95,000, an increase in provision for bad debt expenses of $115,000, all of which resulted from increase in sales; and a $56,000 increase in expenses for professional services related to compliance with requirements of the Sarbanes-Oxley Act of 2002. These increases were partially offset by a decrease in SG&A compensation expense of $150,000 resulting from lower compensation expense recognized in the six months ended October 2, 2004 of $39,000 compared to $189,000 for the same period last year. These compensation expenses are attributed to changes in fair value of investments held by the Company’s Supplemental Employee Retirement Plan.

SG&A expenses are expected to increase in absolute dollars as the Company expands sales and marketing presence worldwide and as it continues the compliance with the requirements of the Sarbanes-Oxley Act of 2002. SG&A expenses may fluctuate as a percentage of net sales.

Interest Income and Other Income, Net

	Three Months Ended					Six Months Ended
(Dollars in thousands)	October 2, 2004	September 27, 2003	July 3, 2004	Year-Over-Year Change	Sequential Change	October 2, 2004	September 27, 2003	Year-Over-Year Change
Interest Income and Other Income, Net	377	334	395	13%	-5%	772	888	-13%
Percentage of Net Sales	2%	3%	3%			3%	4%

Interest income and other income, net were $377,000 for the three months ended October 2, 2004 and $772,000 for the six months ended October 2, 2004, compared to $334,000 and $888,000 for the same periods of last fiscal year.

Interest income were $353,000 and $268,000 for the three months ended October 2, 2004 and September 27, 2003, respectively. For the six months ended October 2, 2004, interest income was $661,000, compared to $532,000 of the same period of the last fiscal year. The moderate increase in interest income for the three and six-month periods is due to larger average cash, cash equivalents and short-term investment balances and more favorable interest rates in the current periods compared to the same periods of the prior fiscal year.

Other income, net, was $24,000 for the three months ended October 2, 2004, and consisted primarily of an increase in fair market value of investments held by the Company’s Supplemental Employee Retirement Plan of $84,000, offset by foreign currency exchange losses of $53,000. For the comparable period in fiscal 2004, other income, net, was $66,000 and consisted primarily of an increase in fair market value of investments held by the Company’s Supplemental Employee Retirement Plan of $95,000, offset in part by foreign currency exchange losses.

Other income, net, for the six months ended October 2, 2004, was $111,000 and consisted primarily of foreign currency gain of $75,000 and increase in fair market value of investments held by the Company’s Supplemental Employee Retirement Plan of $29,000. For the comparable six months ended September 27, 2003, other income, net of $356,000 is primarily attributed to increase in fair market value of investments held by the Company’s Supplemental Employee Retirement Plan.

Provision for Income Taxes

Provision for income taxes represents Federal, state and foreign taxes. The provision for income taxes for the three months ended October 2, 2004 was $943,000 at the effective tax rate of 33%, compared to $200,000 and 31% for the same period in the prior fiscal year. The provision for income taxes for the six months ended October 2, 2004 was $1,779,000 at the effective tax rate of 32%, compared to $548,000 and 31% for the same period in the prior fiscal year.

During the second quarter of fiscal 2005, the Company revised the estimated effective income tax rate for fiscal year 2005 to 32% from the 31% rate used in the first quarter of fiscal 2005. The change in the rate was primarily due to federal and state tax credits and foreign tax differentials. As a result of the change, the effective income tax rate for the second quarter of fiscal 2005 was 33%. The effect of the change in the estimated annual effective income tax rate for fiscal 2005 was a decrease in income by $56,000 for the three and six-month periods ended October 2, 2004. The effect of the change in estimate on basic and diluted earnings per share for the three and six-month periods ended October 2, 2004 was minimal.

Financial Condition

Overview

The Company ended the second quarter of fiscal 2005 with $83,122,000 in cash, cash equivalents, and short-term investments. This represents an increase of $6,998,000 when compared with the amount of $76,124,000 on April 3, 2004. As of October 2, 2004, the working capital was $92,779,000, an increase of $5,774,000 over April 3, 2004. Working capital is defined as current assets less current liabilities. The increase in working capital was mostly the result of cash generated by operations.

Liquidity and Capital Resources
The Company’s cash and cash equivalents increased $6,688,000 during the six months ended October 2, 2004 to $77,805,000 from $71,117,000 at April 3, 2004. The increase in cash and cash equivalents during the six-month period is due to cash flows from operating activities of $6,301,000 and cash flows from financing activities of $1,042,000, offset by cash used in investing activities of $655,000.

The Company’s operating activities generated cash of $6,301,000 for the six months ended October 2, 2004, compared to $3,584,000, for the same period in the prior fiscal year. The positive cash flows from operating activities were primarily attributable to net income, adjusted for non-cash items. Net operating cash flows for the first two quarters of fiscal 2005 were favorably impacted by non-cash charges for depreciation of $1,613,000, non-cash charges for provisions relating to inventory of $784,000, and non-cash provisions for doubtful accounts and sales returns of $665,000. Working capital sources of cash included an increase in accounts payable and accrued expenses of $1,276,000 primarily from timing of payments and increased accruals for employee benefits payable, an increase in income taxes payable of $690,000, and a decrease in inventory of $655,000 primarily due to the transition from legacy products to recently introduced products, most of which are in the early stages of production. Working capital uses of cash included an increase in accounts receivable of $2,810,000 due primarily to higher sales.

Net cash used in investing activities in the six months ended October 2, 2004 was $655,000 primarily for equipment purchases of $696,000 partially offset by proceeds from disposal of equipment of $41,000. For the comparable period in fiscal 2004, net cash used in investing activities was $6,140,000, which consisted of equipment purchases of $1,130,000 and purchase of short-term investments categorized as available for sale of $5,025,000, offset by proceeds from disposal of surplus equipment of $15,000.

Net cash provided by financing activities during the six months ended October 2, 2004, was $1,042,000, which consisted primarily of proceeds from employee exercises of stock options under the current and former option plans of $1,317,000, offset by $275,000 from common stock repurchases. During the six-month period, the Company bought back 18,900 shares of the Company’s common stock in open market or privately negotiated transactions for the total amount of $275,000. The repurchase prices ranged from $14.15 to $15.00 with a weighted average price of $14.55. Such repurchases were made under the repurchase program, which was approved by the Board of Directors. In the comparable period in fiscal 2004, net cash provided by financing activities was $1,039,000, which consisted of proceeds from employee exercises of stock options under the stock option plans of $712,000 and employee purchases of stock under the ESPP of $327,000.

The Company expects to spend approximately $1,137,000 for capital acquisitions in the remaining two quarters of fiscal 2005. Planned capital expenditure for fiscal 2005 is less than prior fiscal years because most of the upgrades to the fab and the test operations have been completed. The Company believes that it has substantial production capacity in place to handle any projected increase in business for this fiscal year. The Company also believes that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet liquidity and capital requirements through the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have and never had any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect upon the financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

The following table summarizes the Company’s significant contractual cash obligations at October 2, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (1)	$6,237	$514	$2,021	$1,737	$1,965
Purchase obligations (2)	1,128	1,128	--	--	--
Total contractual cash obligations	$7,365	$1,642	$2,021	$1,737	$1,965

(1) The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease for the quarter ending October 2, 2004, amounted to $250,000.

(2) To obtain favorable pricing and resource commitment, the Company commits to volume purchases to suppliers of manufacturing materials and services.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. " EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position (FSP) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for the Company’s fiscal year ending March 31, 2005. The Company does not believe the impact of adoption of this EITF consensus will be significant to the overall results of operations or financial position.

In March 2004, the EITF also reached a consensus on Issue No. 03-06, (EITF 03-06), "Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share". EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on the Company’s results of operations or financial position.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risk.

The Company is exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities. The Company has no holdings of derivative or commodity instruments, and its holdings are for purposes other than trading purposes. The Company's portfolio is primarily comprised of fixed rate securities.  The fair value of these fixed rate securities may be affected by a rise in interest rates; however, the Company believes that the impact would be minimal since the maturities of these securities are short, typically no more than 35 days.

Item 4. - Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company’s principal executive and financial officer has evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of October 2, 2004 ("Evaluation Date") and has determined that, as of the Evaluation Date, such controls and procedures are reasonably effective taking into account the totality of the circumstances.

(b) Changes in internal controls over financial reporting
There were no significant changes in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, such control.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither the Company nor any affiliated purchaser repurchased any of the Company’s shares during the three months ended October 2, 2004. There are 859,500 shares currently remaining in the repurchase program adopted in 1999, which was documented in the Quarterly Report on Form 10-Q for the period ending June 30, 2004. This 1999 repurchase program has no expiration date, other than unless extended, when the remaining 859,500 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired during the three months ended October 2, 2004, nor has the Company decided to terminate any repurchase plan or program prior to this expiration. There are no existing repurchase plans or programs under which the Company does not intend to make further purchases.

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

The annual shareholders meeting was held on August 20, 2004. At that meeting, per the vote described in the following table, the persons listed below were elected as directors and PricewaterhouseCoopers LLP was ratified as the Company’s independent accountant for the fiscal year 2005.

Matter Acted Upon	Votes For	Votes Against	Votes Withheld/ Abstentions	Broker Non-Votes
1. Election of Directors
Henry C. Pao	11,831,129	0	196,816	0
Richard Siegel	11,938,818	0	89,127	0
W. Mark Loveless	11,952,936	0	75,009	0
Elliott Schlam	11,952,936	0	75,009	0
Milton Feng	11,952,587	0	75,358	0

2. Proposal to ratify the appointment of PricewaterhouseCoopers L.L.P. as the independent accountants of the Company for the fiscal year ended April 2, 2005.

	11,939,399	77,866	10,680	0

Item 5. - Other Information

None

Item 6. - Exhibits

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

SUPERTEX, INC.
(Registrant)
Date: November 11, 2004	By:	/s/ Henry C. Pao
Henry C. Pao, Ph.D.
President
(Principal Executive and Financial Officer)