Form 10-Q
period 2005-01-01
SUPERTEX INC
filed 2005-02-10
CIK 730000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 1, 2005

or

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

Yes X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 4, 2005
Common Stock, no par value	13,057,812

Total number of pages: 25

SUPERTEX, INC.
QUARTERLY REPORT - FORM 10Q

2 of 25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Net sales	$14,925	$13,010	$44,715	$37,805
Costs and expenses:
Cost of sales	7,043	7,703	21,543	22,515
Research and development	2,086	2,418	7,242	6,925
Selling, general and administrative	3,049	2,550	8,400	7,144
Total costs and expenses	12,178	12,671	37,185	36,584
Income from operations	2,747	339	7,530	1,221
Interest income	441	307	1,102	840
Other income, net	251	292	362	647
Income before provision for income taxes	3,439	938	8,994	2,708
Provision for income taxes	1,189	291	2,968	839
Net income	$2,250	$647	$6,026	$1,869
Net income per share:
Basic	$0.17	$0.05	$0.47	$0.15
Diluted	$0.17	$0.05	$0.46	$0.14
Shares used in per share computation:
Basic	13,023	12,775	12,957	12,728
Diluted	13,419	13,086	13,204	13,013

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

3 of 25

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	January 1, 2005	April 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$81,662	$71,117
Short-term investments	5,797	5,007
Trade accounts receivable, net of allowances of $628 and $386	8,755	7,667
Inventories	11,891	12,606
Prepaid expenses and other current assets	790	642
Deferred income taxes	4,989	4,989
Total current assets	113,884	102,028
Property, plant and equipment, net	8,268	9,731
Other assets	96	94
Deferred income taxes	944	944
TOTAL ASSETS	$123,192	$112,797

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$3,055	$2,354
Accrued salaries and employee benefits	8,550	7,449
Other accrued liabilities	548	481
Deferred revenue	3,015	3,254
Income taxes payable	2,097	1,485
Total current liabilities	17,265	15,023
Commitments and Contingencies (See Note 7)
Shareholders' Equity:
Preferred stock, no par value - 10,000 shares authorized, none outstanding	--	--
Common stock, no par value - 30,000 shares authorized; issued and outstanding 13,051 and 12,889 shares	34,489	32,134
Retained earnings	71,438	65,640
Total shareholders' equity	105,927	97,774
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$123,192	$112,797

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4 of 25

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended,
CASH FLOWS FROM OPERATING ACTIVITIES	January 1, 2005	December 27, 2003
Net income	$6,026	$1,869
Non-cash adjustments to net income:
Depreciation	2,453	3,316
Provision for doubtful accounts and sales returns	955	1,118
Provision for excess and obsolete inventories	1,317	538
Changes in operating assets and liabilities:
Short-term investments, categorized as trading	(790)	(850)
Trade accounts receivable	(2,043)	636
Inventories	(602)	517
Prepaid expenses and other assets	(150)	(315)
Trade accounts payable and accrued expenses	1,869	(670)
Deferred revenue	(239)	1,233
Income taxes payable	612	68
Total adjustments	3,382	5,591
Net cash provided by operating activities	9,408	7,460
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,031)	(1,335)
Proceeds from disposal of property and equipment	41	15
Purchases of short-term investments, categorized as available for sale	--	(5,025)
Sales of short-term investments, categorized as available for sale	--	5,025
Net cash used in investing activities	(990)	(1,320)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	2,402	1,620
Repurchase of common stock	(275)	--
Net cash provided by financing activities	2,127	1,620
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,545	7,760
CASH AND CASH EQUIVALENTS:
Beginning of period	71,117	60,931
End of period	$81,662	$68,691
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$2,356	$(771)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

5 of 25

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments, which are, in the opinion of the Company's management, of normal recurring nature and necessary to present fairly the statements of financial position as of January 1, 2005 and April 3, 2004, results of operations for the three and nine-month periods ended January 1, 2005 and December 27, 2003, and cash flows for the nine months ended January 1, 2005 and December 27, 2003. The April 3, 2004 balance sheet was derived from the audited financial statements included in the 2004 annual report on Form 10-K. All significant intercompany transactions and balances have been eliminated.

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

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and nine-month periods ended January 1, 2005 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday closes to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year. Fiscal 2005 will be a 52-week year. The three-month periods ended January 1, 2005 ("third quarter of 2005"), October 2, 2004 ("second quarter of 2005"), December 27, 2003 ("third quarter of 2004"), and September 27, 2003 ("second quarter of 2004") all consist of thirteen weeks.

Note 2 - Balance Sheet Details

The Company's inventory consists of high technology integrated circuits that are specialized in nature, subject to rapid technological obsolescence and are sold in a highly competitive industry. Inventory balances at the end of each period are adjusted to approximate the lower of cost or market.

Inventories consisted of (in thousands):

	January 1, 2005	April 3, 2004
Raw materials	$1,434	$1,266
Work-in-process	6,378	6,795
Finished goods	4,079	4,545
Inventories	$11,891	$12,606

The Company wrote down inventory valued at $533,000 for the three months ended January 1, 2005 and $1,317,000 for the nine months ended January 1, 2005. For the comparable periods in fiscal 2004, the Company wrote down inventory valued at $159,000 and $538,000, respectively. The Company realized gross margin benefits of $234,000 or 2% for the three months ended January 1, 2005 and $738,000 or 2% for the nine months ended January 1, 2005, resulting from sale of previously written down inventory. These benefits were $91,000 and $212,000 for the three and nine-month periods ended December 27, 2003.

6 of 25

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

The Company defers the recognition of revenue on shipments to distributors and the related costs of sales until the distributors have sold the products to their end-user customers because of the uncertainty associated with possible returns and pricing concessions. Sales through the distributors are made primarily under arrangements allowing limited rights of return, limited price protection and the right of stock rotation on merchandise unsold by distributors. Deferred revenue also includes a customer advance under a licensing agreement as well as upfront payments received from customers.

Deferred revenue consisted of (in thousands):

	January 1, 2005	April 3, 2004
Shipments to distributors	$2,656	$2,678
Technology license	300	412
Others	59	164
Deferred revenue	$3,015	$3,254

Note 3 - Comprehensive Income

Comprehensive income, which includes all changes in equity during a period from non-owner sources, did not differ from net income for any of the periods presented.

Note 4 - Net Income per Share

Basic earnings per share ("EPS") is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options only, as the Company does not have any warrants or other convertible securities outstanding. A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended,		Nine Months Ended,
	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
BASIC:
Net income	$2,250	$647	$6,026	$1,869
Weighted average shares outstanding for the period	13,023	12,775	12,957	12,728
Net income per share	$0.17	$0.05	$0.47	$0.15

DILUTED:
Net income	$2,250	$647	$6,026	$1,869
Weighted average shares outstanding for the period	13,023	12,775	12,957	12,728
Dilutive effect of stock options	396	311	247	285
Total	13,419	13,086	13,204	13,013
Net income per share	$0.17	$0.05	$0.46	$0.14

Options to purchase 135,450 shares of the Company's common stock at an average price of $39.40 per share, and 391,067 shares at an average price of $28.73 per share at January 01, 2005 and December 27, 2003, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the nine months ended January 1, 2005 and December 27, 2003, respectively, options to purchase the Company's common stock of 298,956 shares at an average price of $28.75 per share, and 413,003 shares at an average price of $28.59 per share were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

7 of 25

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 5 - Income Taxes

Income taxes for interim reporting purposes are computed using estimates of the effective annual income tax rate for the entire fiscal year. During the third quarter of fiscal 2005, the Company revised the estimated effective income tax rate for fiscal year 2005 to 33% from the 32% rate used in the second quarter of fiscal 2005. The change in the rate was primarily due to federal and state tax credits and foreign tax differentials. As a result of the change, the effective income tax rate for the third quarter of fiscal 2005 was 35%.

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", ("SP FAS 109-2").  The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer ("repatriation provision"), provided certain criteria are met.  SP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision.  Although SP FAS 109-2 is effective immediately, the Treasury Department or Congress has not provided additional clarifying language on key elements of the repatriation provision.  The Company is in the process of assessing the impact of this provision in its Financial Statements.

Note 6 - Stock-based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under the Financial Standards Board ("FASB") Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"), and related interpretations, and complies with the disclosure provisions of Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, ("SFAS 123") and ("SFAS 148"), respectively. SFAS 123 requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based compensation to employees at fair value. SFAS 123R will be effective for all interim fiscal periods beginning after June 15, 2005, thus will be effective for the Company beginning the second quarter of fiscal 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of the SFAS 123R on its financial statements.

8 of 25

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Had the Company recorded compensation costs for stock options issued to employees under the Company's current and former stock option plans and stock sale under Employee Stock Purchase Plan (ESPP) based on the fair value at the grant date for the awards consistent with the provisions of SFAS No. 123, the net income and net income per share for the three and nine-month periods ended January 1, 2005 and December 27, 2003 would have been reduced to the pro forma amounts indicated as follows:

		Three Months Ended		Nine Months Ended
(in thousands except per share amounts)		January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Net income as reported		$2,250	$647	$6,026	$1,869
Add:	Stock-based employee compensation expense included in reported net income, net of tax	--	--	--	--

Deduct:	Stock-based employee compensation expense determined under fair value based method, net of tax	(552)	(398)	(1,615)	(1,594)
Pro forma net income (loss)		$1,698	$249	$4,411	$275

Basic earnings (loss) per share	As reported	$0.17	$0.05	$0.47	$0.15
	Pro forma	$0.13	$0.02	$0.34	$0.02

Diluted earnings (loss) per share	As reported	$0.17	$0.05	$0.46	$0.14
	Pro forma	$0.13	$0.02	$0.34	$0.02

Note 7 - Commitments and Contingencies

FASB Interpretation No. 45, or FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities.

9 of 25

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Indemnification

As is customary in the Company's industry, the Company has agreed to defend certain customers, distributors, suppliers, and subcontractors against certain claims, which third parties may assert that its products allegedly infringe certain of their intellectual property rights, including patents, trademarks, trade secrets, or copyrights. The Company has agreed to pay certain amounts of any resulting damage awards and typically has the option to replace any infringing product with non-infringing product. The terms of these indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company's potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. To date, the Company has not paid any damage award or been required to defend any claim related to its indemnification obligations, and accordingly, it has not accrued any amount for indemnification obligations. However, there can be no assurances that the Company will not have any financial exposure under those indemnification obligations in the future.

Legal Proceedings

In addition to the foregoing, from time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business. Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse impact on the Company's financial position or results of operations.

Product Warranty

The Company's policy is to replace defective products at its own expense for a period of 90-days from date of shipment. This period may be extended in certain cases. This liability is limited to replacement of the product and freight and delivery costs or refund or credit of the purchase price. On certain occasions, the Company may pay for rework. The Company usually provides a replaced/reworked product at resale value rather than a refund or credit to meet the warranty obligations. This policy is necessary to protect the Company's distributors, to improve customer satisfaction, and for competitive reasons. Additionally, it is the custom in Japan and Europe to provide this benefit.

The Company records a reduction to revenue for estimated product returns, including warranty related returns, in the same period as the related revenues are recorded. These estimates are based on historical experience, analysis of outstanding Return Material Authorization (RMA) and Allowance Authorization (AA) data and any other form of notification received of pending returns.

The reductions to revenue for estimated product returns for the three and nine months ended January 1, 2005 and December 27, 2003 are as follows (in thousands):

Description	Balance at Beginning of Period	Additions(1)	Deductions(2)	Balance at End of Period
Three months ended January 1, 2005
Allowance for sales returns	$199	$323	$175	$347

Three months ended December 27, 2003
Allowance for sales returns	$299	$371	$437	$233

Nine months ended January 1, 2005
Allowance for sales returns	$185	$874	$712	$347

Nine months ended December 27, 2003
Allowance for sales returns	$365	$1,136	$1,268	$233

 ______________
(1) Allowances for sales returns are charged as a reduction to revenue.

(2) Represents amounts written off against the allowance for sales returns.

While the Company's sales returns have historically been within the expectations and the allowance established, it cannot guarantee that it will continue to experience the same return rates that it has had in the past. Any significant increase in product failure rates and the resulting sales returns could have a material adverse impact on the operating results for the period or periods in which such returns materialize.

10 of 25

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Contractual Obligations

The following table summarizes the Company's significant contractual cash obligations at January 1, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (1)	$5,987	$1,021	$1,901	$1,792	$1,273
Purchase obligations (2)	854	854	--	--	--
Total contractual cash obligations	$6,841	$1,875	$1,901	$1,792	$1,273

(1) The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease income for the quarter ending January 1, 2005, amounted to $247,000.

(2) To obtain favorable pricing and resource commitment, the Company commits to volume purchases from suppliers of manufacturing materials and services.

Note 8 - Common Stock Repurchase

There were no shares repurchased during the three months ended January 1, 2005. Share repurchase activities for the nine months ended January 1, 2005 were as follows:

Nine Months Ended January 1, 2005
Number of shares repurchased	18,900
Cost of shares repurchased	$275,000
Average price per share	$14.55

Since the inception of the repurchase program in 1992 through January 1, 2005, the Company has repurchased a total of 1,040,500 shares of the common stock for an aggregate cost of $6,109,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. At January 1, 2005, 859,500 shares remained authorized for repurchases under the program.

Note 9 - Short-term Investments

The Company's short-term investments of $5,797,000 at January 1, 2005 and $5,007,000 at April 3, 2004 consisted entirely of investments held by the Company's Supplemental Employee Retirement Plan, which are categorized as trading securities.

Note 10 - Segment Information

The Company operates in one business segment comprising of the design, development, manufacturing and marketing of high voltage analog and mixed signal integrated circuits. The Company's principal markets are in the United States, Europe, and Asia. The Company's Chief Operating Officer, the President, Principal Executive and Financial Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.  Below is a summary of sales by major geographic area:

11 of 25

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
United States	$8,264	$7,439	$25,581	$20,878
Europe	1,154	1,554	3,957	4,175
Japan	1,412	1,359	5,179	4,205
Asia (excluding Japan)	3,667	2,450	8,640	7,331
Other	428	208	1,358	1,216
Total revenue	$14,925	$13,010	$44,715	$37,805

The Company does not segregate information related to operating income generated by export sales. The Company's assets are primarily located in the United States of America.

Net property, plant and equipment by country was as follows:

Country	January 1, 2005	December 27, 2003
United States	$7,614	$9,161
Hong Kong	654	570
	$8,268	$9,731

Note 11 - Significant Customers

Microtek Inc., the Company's primary distributor in Japan, accounted for 9% and 12% of net sales for the three and nine-month periods ended January 1, 2005. For the comparable periods in fiscal 2004, sales to Microtek, Inc. accounted for 10% and 11% of net sales, respectively. No other customer accounted for more than 10% of net sales for the three and nine-month periods of fiscal 2005.

Note 12 - Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. " EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position (FSP) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for the Company's fiscal year ending April 2, 2005. The Company does not believe the impact of adoption of this EITF consensus will be significant to the overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No.43, Chapter 4" (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2007. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

12 of 25

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29" (SFAS 153). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the date of issuance of SFAS 153. As such, the Company is required to adopt these provisions on the fourth quarter of its current fiscal year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this quarterly report on Form 10-Q is not a complete description of the Company's business or the risks associated with an investment in the common stock. You are urged to carefully review and consider the various disclosures made by us in this Report and in other reports filed with the SEC, including the annual report on Form 10-K for the year-ended April 3, 2004.

Cautionary Statement Regarding Forward Looking Statements

This Form 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about the Company's industry, its beliefs, its assumptions, and its goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "forecasts", and "estimates", and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this Form 10-Q are the Company's expectations as to future revenues in the Medical Electronics, Imaging, and Telecom markets and as to certain products within these markets; the expectation that sales of lower margin foundry products will continue to decline but may be offset by forecasted revenue growth in new products; the expectation for depreciation expense to continue at its current reduced level for the rest of fiscal 2005; plans to continue the same dollar amount of R&D investment and to increase SG&A expense in absolute dollars as the Company increases worldwide sales and marketing presence and incurs the additional cost of Sarbanes-Oxley compliance; the belief that the impact of rising interest rates on the fair value of the fixed rates securities is minimal; the plan to spend approximately $576,000 for capital acquisitions in the fourth quarter of fiscal 2005; the belief that the Company have substantial production capacity in place to handle any projected increase in business for this fiscal year; and the anticipation that the available funds and expected cash generated from operations will be sufficient to meet the liquidity and capital requirements through the next twelve months. These statements are only predictions, not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond the Company's control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include that there are no material adverse changes in the demand for our customer's products in which the Company's products are used; competition to supply semiconductor devices in the markets in which the Company competes does not increase and cause price erosion; demand materializes and increases for recently released customer products incorporating the Company's products; that there are no unexpected manufacturing issues as production ramps up; the demand for the Company's products or results of its product development change is such that it would be unwise not to decrease research and development; and that some of the Company's equipment will not be unexpectedly damaged or obsoleted, thereby requiring replacement as well as those described in "Risk Factors" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's annual report of Form 10-K for the fiscal year ended April 3, 2004. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

13 of 25

Critical Accounting Policies

The Company's critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management's most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. The critical accounting policies are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the annual report on Form 10-K for the year ended April 3, 2004.

Critical accounting policies affecting the Company, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since April 3, 2004.

Overview

Supertex designs, develops, manufactures, and markets high voltage semiconductor devices, including analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. The Company supplies standard and custom high voltage interface products primarily for use in the telecommunications (telecom), imaging, medical electronics, and industrial markets. The Company also supplies custom integrated circuits for customers using customer-owned designs and mask toolings with the Company's process technologies.

Results of Operations

Net Sales

Net sales for the three months ended January 1, 2005 were $14,925,000, a 15% increase compared to $13,010,000 for the same period of prior fiscal year but a decrease of 4% from $15,548,000 for the prior quarter. Net sales for the nine months ended January 1, 2005 were $44,715,000, an 18% increase compared to $37,805,000 for the same period of fiscal 2004. The Company operates in one business segment comprising the design, development, manufacturing and marketing of high voltage analog and mixed signal integrated circuits and transistors.

The Company has a broad base of customers, who in some cases manufacture end products spanning multiple markets. As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation. Actual results may differ from those reported.

A breakdown of our total sales to show sales to customers in the Medical Electronics, Imaging, Telecom and Other markets for the three and nine-month periods ended January 1, 2005, as well as year-over-year and sequential percentage changes are as follows:

14 of 25

	Three Months Ended					Nine Months Ended
Markets	January 1, 2005	December 27, 2003	October 2, 2004	Year-Over-Year Change	Sequential Change	January 1, 2005	December 27, 2003	Year-Over-Year Change
Medical Electronics	35%	34%	38%	18%	-14%	38%	35%	27%
Imaging	36%	35%	28%	17%	22%	29%	37%	-7%
Telecom	20%	23%	22%	-1%	-10%	22%	21%	24%
Other	9%	8%	12%	34%	-23%	11%	7%	80%
Total Sales	100%	100%	100%	15%	-4%	100%	100%	18%

For the three months ended January 1, 2005, our overall net sales increased compared to the same period a year ago as total sales in the Company's markets other than Telecom were higher while total sales in the Telecom market were approximately the same.  This increase in overall net sales is primarily due to higher units sales across these markets as overall semiconductor market conditions improved.  The Company did not have material sales price erosion that negatively impacted sales for the current quarter. Compared to the three months ended October 2, 2004, sequential sales decreased in all markets except in Imaging. The decline in sales is attributed to the seasonal adjustment of sales in the medical electronics market in the third fiscal quarter and the reduced demand for its foundry products due to inventory build up at certain foundry customers, which offset the sales increase in new products during the quarter. The Company expects that sales of the lower margin foundry products will continue to decline but may be offset by forecasted revenue growth in new products as demand for our second-generation EL drivers, LED drivers, medical ultrasound pulsers and HotSwap ICs ramps up. During the quarter, the Company had several successful design-wins in its LED driver ICs, particularly in the LCD TV backlighting applications, the demand for which the Company's management believes, is going to ramp up in the next fiscal year.

The Company's current growth strategy emphasizes the successful transition of its new products. Its success or failure depends, in large part, upon the Company's ability to continuously and successfully introduce and market the new products and technologies that meet its customer's requirements.

Sales to the Medical Electronics market for the three months ended January 1, 2005 increased 18% compared to same period in prior fiscal year, but decreased 14% sequentially.  For the nine months ended January 1, 2005, sales increased 27% compared to the same period in the prior fiscal year. The increase in the three and nine-month periods is due primarily to worldwide increase in ultrasound units shipped and to a lesser degree, from shipments of new products in the pulser area. The Company believes that sales to this market for the remainder of the fiscal year will continue to hold at this increased level as shipments of high-voltage pulsers for the new portable and transportable systems coming to market begin, which in the past had been primarily the domain of large diagnostic systems. New therapeutic applications for ultrasound should also add to the sales of our component devices in the coming fiscal quarters. The sequential decrease in sales is primarily caused by the expected correction following seasonally strong shipments in the second fiscal quarter.  Customers in this market have indicated to us that due to the budget process and the resulting buying practice of many hospitals, which typically purchase their capital equipment in the December quarter, our customers increase their demand for components from suppliers like Supertex in the quarter prior to the last calendar quarter.

Sales to the Imaging market increased 17% for the three months ended January 1, 2005 compared to the same period a year ago, and increased 22% sequentially.  For the nine months ended January 1, 2005, sales to the Imaging market decreased 7% compared to the same period of last fiscal year. The increase in sales to this market in the three months and sequentially, is primarily attributed to large shipments of (EL) backlighting products to cell phone customers starting in September 2004 for backlighting keypads.  Sales for the nine-month period were unfavorably affected by the reduced demand for the EL backlighting products for monochrome displays in cellular phones. The Company forecasts that new uses of the EL backlighting products in backlighting keypads both in cellular phones and in audio/video remote controllers and other handheld devices requiring multi-segment EL backlighting will more than offset the decline in orders for EL backlighting products for the monochrome displays for cell phones. Sales to the flat panel display and printer business remained steady and are expected to increase sequentially as well.

15 of 25

Sales to the Telecom market decreased 1% during the three months ended January 1, 2005 compared to the same period a year ago and decreased 10% sequentially from the prior period.  For the nine months ended January 1, 2005, sales to the Telecom market increased 24% compared to the same period of prior fiscal year.  The increase in sales for the nine-month period was the result of improving market conditions, and increased demand for DC to DC converters, long haul ringers, protection devices and high voltage amplifier arrays for the optical-to-optical market.  The decrease in sales in the quarter when compared to the comparable period in the prior fiscal year, and sequentially, is primarily attributed to the decline in demand for our legacy products. However, the Company projects that the expected decline in sales of the legacy products in the future will be more than offset by increased sales of the HotSwap products and optical MEMS drivers, as production at a major telecom equipment manufacturer customer ramps-up in the next fiscal year.

Sales to Other markets increased 34% during the three months ended January 1, 2005 compared to the same period a year ago, but decreased 23% sequentially.  The increase for the three and nine-months periods is primarily due to increased custom processing shipments to a single customer whose end product is for the automotive market. The sequential decrease in sales is primarily attributed to decreased sales in foundry products as foundry customers experience inventory build up.

The Company's principal markets are in the United States, Europe, and Asia. Sales by geography as well as year-over-year and sequential percentage change, were as follows:

	Three Months Ended					Nine Months Ended
	January 1, 2005	December 27, 2003	October 2, 2004	Year-Over-Year Change	Sequential Change	January 1, 2005	December 27, 2003	Year-Over-Year Change
United States	$8,264	$7,439	$9,102	11%	-9%	$25,581	$20,878	23%
Europe	1,154	1,554	1,245	-26%	-7%	3,957	4,175	-5%
Japan	1,412	1,359	2,126	4%	-34%	5,179	4,205	23%
Asia (excluding Japan)	3,667	2,450	2,529	50%	45%	8,640	7,331	18%
Other	428	208	546	106%	-22%	1,358	1,216	12%
Total revenue	$14,925	$13,010	$15,548	15%	-4%	$44,715	$37,805	18%

Net sales to international customers for the three months ended January 1, 2005 were $6,661,000, or 45% of the Company's net sales as compared to $5,571,000 or 43% of net sales for the same period of the prior fiscal year and $6,446,000 or 41% in the three months ended October 2, 2004.  In absolute dollars, sales to international customers for the three months ended January 1, 2005 increased 20% year-over-year and 3% sequentially.  The increase in sales to Asia is attributed to shipments of EL backlighting and HotSwap products to customers whose contract manufacturing vendors are located in China. Sales to Japan declined 34% sequentially due to the seasonal decline at a certain medical ultrasound customer. Sales to domestic customers for the same period decreased 9% sequentially due to the decline in sales in the foundry products, but increased 11% year-over-year. During the quarter, one of our foundry customers experienced a build-up in inventories and accordingly purchased fewer products.

16 of 25

For the nine months ended January 1, 2005, international sales were $19,134,000 or 43% of net sales as compared to $16,927,000 or 45% of net sales of the same period of the prior fiscal year. In absolute dollars, sales to international customers for the nine-month period ended January 1, 2005 increased 13% due to stronger sales in all geographical locations listed except Europe, the decline of which was due to the slowdown at a European EL segment lighting customer. Sales to domestic customers increased during the same period primarily from higher demand for our standard products.

The Company's assets are primarily located in the United States.

Gross Profit

Gross profit or gross margin represents net sales less cost of sales. Cost of sales includes the cost of purchasing raw silicon wafers, cost associated with assembly, packaging, test, quality assurance and product yields, the cost of personnel, facilities, and equipment associated with manufacturing support and charges for excess inventory. Gross profit for the quarter ended January 1, 2005 was $7,882,000, compared to $5,307,000 for the same period of fiscal 2004, and $8,117,000 of the prior quarter. For the nine months ended January 1, 2005, gross profit was $23,172,000 compared to $15,290,000 for the same period of last fiscal year.

	Three months ended			Nine months ended
(Dollars in thousands)	January 1, 2005	December 27, 2003	October 2, 2004	January 1, 2005	December 27, 2003
Gross Margin Percentage	53%	41%	52%	52%	40%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Sale of Previously Written Down Inventory	$234	$91	$219	$738	$212
Percentage of Net Sales	2%	1%	1%	2%	1%

The improvement in gross margin for the three and nine-month periods ended January 1, 2005 over the comparable periods in the prior fiscal year was primarily attributed to lower package assembly costs, lower depreciation charges, and lower expense for process supplies.

Last time build of a custom product at a sole-source packaging vendor in the third quarter of the prior fiscal year caused an abnormal increase in package assembly cost during that period. The absence of an abnormal assembly cost this quarter and for the first three quarters of this fiscal year, resulted in a 3% favorable effect to the gross margin for the three and nine-month periods ended January 1, 2005. Depreciation expenses were lower due to declining capital spending in the last two years as the planned major upgrades to the wafer fabrication facility and test operations are now complete. This decline contributed another 3% improvement in the gross margin in both the three and nine-month periods ended January 1, 2005. Depreciation expense is expected to continue to be lower for the rest of the current fiscal year unless unplanned capital equipment purchases are made. Additionally, reduction in the raw material cost and lower expenses for process supplies, contributed an additional 2% improvement in the gross margin for the current quarter. Meanwhile, lower expenses for process supplies, rent and line maintenance, contributed an additional 3% improvement in the gross margin for the nine-month period ended January 1, 2005.

17 of 25

Research and Development (R&D) Expenses

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	January 1, 2005	December 27, 2003	October 2, 2004	Year-Over-Year Change	Sequential Change	January 1, 2005	December 27, 2003	Year-Over-Year Change
R&D Expenses	2,086	2,418	2,686	-14%	-22%	7,242	6,925	5%
Percentage of Net Sales	14%	19%	17%			16%	18%

Research and development (R&D) expenses, which include payroll and benefits, as well as expensed material and facility costs associated with the development of new processes and new products, decreased 14% to $2,086,000 for the three months ended January 1, 2005 as compared to $2,418,000 for the same period of the prior fiscal year, and decreased 22% sequentially from $2,686,000. For the nine months ended January 1, 2005, R&D expenses increased 5% to $7,242,000 from $6,925,000 of the same period of last fiscal year.

The decrease in R&D expenses in the three months year-over-year is primarily from lower process development cost of new products under development, as many of these new products previously under development moved to production status during the quarter. However, for the nine months year-over-year, the process development cost of new products was higher and is the primary reason for the increase in R&D expenses during the comparable nine-month period.

As a percentage of Net Sales, R&D expenses dropped to 14% and 16% for the three and nine-month periods ended January 1, 2005 respectively, compared to 19% and 18% of net sales for the respective comparable periods in fiscal 2004. The Company plans to continue the level of R&D investments at about the same dollar amount although the timing of such expenditures will likely fluctuate from quarter to quarter.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	January 1, 2005	December 27, 2003	October 2, 2004	Year-Over-Year Change	Sequential Change	January 1, 2005	December 27, 2003	Year- Over-Year Change
SG&A Expenses	3,049	2,550	2,949	19%	3%	8,400	7,144	18%
Percentage of Net Sales	20%	20%	19%			19%	19%

SG&A expenses consist primarily of employee-related expenses, commissions to sales representatives, occupancy expenses including expenses associated with the Company's regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax, and Sarbanes-Oxley compliance services. SG&A expenses for the three months ended January 1, 2005 and for the comparable period of fiscal 2004 remained at 20% of net sales or $3,049,000 and $2,550,000, respectively. For the nine months ended January 1, 2005, and for the comparable period in fiscal 2004, SG&A expenses remained at 19% of net sales, or $8,400,000 and $7,144,000, respectively.

The $499,000 year-over-year increase in SG&A expenses for the three months ended January 1, 2005 is primarily attributed to a $378,000 increase in payroll-related expenses due to increased headcount, an increase in commissions and salesmen's bonus of $82,000, and a $169,000 increase in expenses for professional services, the majority of which is the cost of compliance with the requirements of the Sarbanes-Oxley Act of 2002; offset by a decrease in occupancy cost of $56,000 and a decrease in other costs of $57,000.

18 of 25

The $1,256,000 year-over-year increase in SG&A expenses for the nine months ended January 1, 2005 is primarily attributed to a $726,000 increase in payroll-related expenses due to increased headcount, an increase in commissions and salesmen's bonus of $144,000, an increase is sales related travel expenses of $71,000, and an increase in provision for bad debt expenses of $99,000, all of which resulted from an increase in sales; and a $217,000 increase in expenses for professional services, the majority of which is related to the cost of compliance with the requirements of the Sarbanes-Oxley Act of 2002.

SG&A expenses are expected to increase in absolute dollars as the Company expands sales and marketing presence worldwide and as it continues to comply with recently enacted and proposed changes in the laws and regulations affecting public companies, including its cost to comply with Section 404 provision of the Sarbanes-Oxley Act of 2002. SG&A expenses may fluctuate as a percentage of net sales.

Interest Income and Other Income, Net

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	January 1, 2005	December 27, 2003	October 2, 2004	Year-Over-Year Change	Sequential Change	January 1, 2005	December 27, 2003	Year-Over-Year Change
Interest Income and Other Income, Net	692	599	377	16%	84%	1,464	1,487	-2%
Percentage of Net Sales	5%	5%	2%			3%	4%

Interest income and other income, net were $692,000 for the three months ended January 1, 2005 and $1,464,000 for the nine months ended January 1, 2005, compared to $599,000 and $1,487,000 for the same periods of last fiscal year.

Interest income was $441,000 and $307,000 for the three months ended January 1, 2005 and December 27, 2003, respectively. For the nine months ended January 1, 2005, interest income was $1,102,000, compared to $840,000 of the same period of the last fiscal year. The moderate increases in interest income for the three and nine-month periods are due to larger average cash and cash equivalents balances and more favorable interest rates in the current periods compared to the same periods of the prior fiscal year.

Other income, net, was $251,000 for the three months ended January 1, 2005, and consisted primarily of an increase in fair market value of investments held by the Company's Supplemental Employee Retirement Plan of $295,000, offset by foreign currency exchange losses of $23,000. For the comparable period in fiscal 2004, other income, net, was $292,000 and consisted primarily of an increase in fair market value of investments held by the Company's Supplemental Employee Retirement Plan of $202,000 and foreign currency exchange gains of $49,000.

Other income, net, for the nine months ended January 1, 2005, was $362,000 and consisted primarily of increase in fair market value of investments held by the Company's Supplemental Employee Retirement Plan of $324,000, and foreign currency gain of $49,000. For the comparable nine months ended December 27, 2003, other income, net of $647,000 and is primarily attributed to increase in fair market value of investments held by the Company's Supplemental Employee Retirement Plan of $543,000.

Provision for Income Taxes

Provision for income taxes represents federal, state and foreign taxes. The provision for income taxes for the three months ended January 1, 2005 was $1,189,000 at the effective tax rate of 35%, compared to $291,000 and 31% for the same period in the prior fiscal year. The provision for income taxes for the nine months ended January 1, 2005 was $2,968,000 at the effective tax rate of 33%, compared to $839,000 and 31% for the same period in the prior fiscal year.

19 of 25

During the third quarter of fiscal 2005, the Company revised the estimated effective income tax rate for fiscal year 2005 to 33% from the 32% rate used in the second quarter of fiscal 2005. The change in the rate was primarily due to federal and state tax credits and foreign tax differentials. As a result of the change, the effective income tax rate for the third quarter of fiscal 2005 was 35%.

Financial Condition

Overview

The Company ended the third quarter of fiscal 2005 with $87,459,000 in cash, cash equivalents, and short-term investments. This represents an increase of $11,335,000 when compared with the amount of $76,124,000 on April 3, 2004. As of January 1, 2005, the working capital was $96,619,000, an increase of $9,614,000 from $87,005,000 as of April 3, 2004. Working capital is defined as current assets less current liabilities. The increase in working capital was mostly the result of cash generated by operations.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased $10,545,000 during the nine months ended January 1, 2005 to $81,662,000 from $71,117,000 at April 3, 2004. The increase in cash and cash equivalents during the nine-month period is due to cash flows from operating activities of $9,408,000 and cash flows from financing activities of $2,127,000, offset by cash used in investing activities of $990,000.

The Company's operating activities generated cash of $9,408,000 for the nine months ended January 1, 2005, compared to $7,460,000, for the same period in the prior fiscal year. The positive cash flows from operating activities were primarily attributable to net income, adjusted for non-cash items. Net operating cash flows for the first three quarters of fiscal 2005 were favorably impacted by non-cash charges for depreciation of $2,453,000, non-cash charges for provisions relating to inventory of $1,317,000, and non-cash charges for provisions for doubtful accounts and sales returns totaling $955,000. Working capital sources of cash included an increase in accounts payable and accrued expenses of $1,869,000 primarily from timing of payments and increased accruals for employee benefits payable and an increase in income taxes payable of $612,000 due to higher income. Working capital uses of cash included an increase in accounts receivable of $2,043,000 due primarily to higher sales, an increase of inventories of $602,000, and a decrease in deferred revenue of $239,000.

Net cash used in investing activities in the nine months ended January 1, 2005 was $990,000, primarily for equipment purchases of $1,031,000 partially offset by proceeds from disposal of equipment of $41,000.

Net cash provided by financing activities during the nine months ended January 1, 2005, was $2,127,000, which consisted primarily of proceeds from employee exercises of stock options under the current and former option plans of $1,779,000 and proceeds from employee purchases of stocks under the ESPP of $623,000, offset by $275,000 from common stock repurchases. During the nine-month period, the Company bought back 18,900 shares of the Company's common stock in open market or privately negotiated transactions for the total amount of $275,000; however, no repurchases were made during the third quarter of fiscal 2005. The repurchase prices ranged from $14.15 to $15.00 with a weighted average price of $14.55. Such repurchases were made under the repurchase program, which was approved by the Board of Directors. In the comparable period in fiscal 2004, net cash provided by financing activities was $1,620,000, which consisted of proceeds from employee exercises of stock options under the stock option plans of $1,006,000 and employee purchases of stock under the ESPP of $614,000.

The Company expects to spend approximately $576,000 for capital acquisitions in the fourth quarter of fiscal 2005. Planned capital expenditure for fiscal 2005 is less than prior fiscal years because most of the upgrades to the fab and the test operations have been completed. The Company believes that it has substantial production capacity in place to handle any projected increase in business for this fiscal year. The Company also believes that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet liquidity and capital requirements through the next twelve months.

20 of 25

Off-Balance Sheet Arrangements

The Company does not have and never had any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect upon the financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

The following table summarizes the Company's significant contractual cash obligations at January 1, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (1)	$5,987	$1,021	$1,901	$1,792	$1,273
Purchase obligations (2)	854	854	--	--	--
Total contractual cash obligations	$6,841	$1,875	$1,901	$1,792	$1,273

(1) The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease income for the quarter ending January 1, 2005, amounted to $247,000.

(2) To obtain favorable pricing and resource commitment, the Company commits to volume purchases from suppliers of manufacturing materials and services.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On December 30, 2004, the FASB issued a final staff position (FSP) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for the Company's fiscal year ending April 2, 2005. The Company does not believe the impact of adoption of this EITF consensus will be significant to the overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No.43, Chapter 4" (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2007. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29" (SFAS 153). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the date of issuance of SFAS 153. As such, the Company is required to adopt these provisions on the fourth quarter of its current fiscal year.

21 of 25

In December 2004, the FASB also issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based compensation to employees at fair value. SFAS 123R will be effective for all interim fiscal periods beginning after June 15, 2005, thus will be effective for the Company beginning the second quarter of fiscal 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of the SFAS 123R on its financial statements. The Company does not believe the impact of adoption of this EITF consensus will be significant to the overall results of operations or financial position.

In December 2004, the FASB also issued FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", ("SP FAS 109-2"). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer ("repatriation provision"), provided certain criteria are met. SP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although SP FAS 109-2 is effective immediately, the Treasury Department or Congress has not provided additional clarifying language on key elements of the repatriation provision.

Available Information

The Company files electronically with the SEC its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site at http://sec.gov that contains reports, proxy and information statements and other information regarding the Company. The Company makes available free of charge and through its Internet website at www.supertex.com copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC. Copies of such documents may be requested by contacting the Company's Investor Relations department at (408) 222-4816.

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

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations related to customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Hong Kong is the U.S. dollar and as the local expenditures are denominated in the local currency of Hong Kong, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or results of operations.

22 of 25

Item 4. - Controls and Procedures.

(a) Disclosure Controls and Procedures.

Disclosure Controls and Procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, including, without limitation, that such information is accumulated and communicated to Company management, including the Company's principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

Limitations on the Effectiveness of Disclosure Controls. In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Company management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officer has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of January 1, 2005, and has determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Changes in internal controls over financial reporting

There were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect such control.

However, as required by Section 404 of the Sarbanes-Oxley Act of 2002, the Company's management is conducting a thorough review of all of its internal control processes and procedures. This review has highlighted a number of processes where we have the opportunity to improve internal controls. The Company's management intends to further strengthen access controls to sensitive financial systems, subsystems, and data, improve documentation of testing financial application changes, further segregate duties in critical functional areas, and strengthen control procedures and practices over financial reporting processes. The Company has made substantial progress in these areas in the third fiscal quarter and intends to make further enhancements in the fourth quarter.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our annual report on Form 10-K for fiscal 2005, we will be required to furnish a report by our management on our internal control over financial reporting as of April 2, 2005, our fiscal 2005 year end. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of April 2, 2005, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management's assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for us to assess and improve our internal control systems. Auditing Standard No.2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404. Management's assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Section 404 and Auditing Standard No. 2 are newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare and our auditors may not agree with our assessments.

23 of 25

While we are enhancing our internal control as described above to comply with Section 404, which is both costly and challenging, no assurance can be provided as to management's, or the Company's independent registered public accounting firm's conclusions on April 2, 2005 with respect to the effectiveness of the Company's internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective as of the end of fiscal 2005 (or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

From time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business. Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse impact on the Company's financial position or results of operations.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

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

24 of 25

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEX, INC.
(Registrant)
Date: February 9, 2005	By: /s/ Henry C. Pao
Henry C. Pao, Ph.D.
President
(Principal Executive and Financial Officer)

25 of 25