Form 10-K
period 2005-04-02
SUPERTEX INC
filed 2005-06-16
CIK 730000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
   (MARK ONE)
(x)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended April 2, 2005
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _______ to ________
Commission File No. 0-12718

SUPERTEX, INC.
(Exact name of Registrant as specified in its charter)
California                                                                94-2328535
(State or other jurisdiction of incorporation or organization)                                        (I.R.S. Employer Identification No.)

1235 Bordeaux Drive, Sunnyvale, California 94089
(Address of principal executive offices)
Registrant's Telephone Number, Including Area Code: (408) 222-8888

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

As of October 2, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, there were 12,972,875 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was $196,198,857 based on the closing price reported on the NASDAQ National Market on October 1, 2004. Shares of common stock held by officers, directors and other persons who may be deemed “affiliates” of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The total number of shares outstanding of the Registrant's common stock as of June 13, 2005, was 13,063,528.

Documents Incorporated by Reference: Part III incorporates by reference portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on August 19, 2005 (the "Proxy Statement").
Exhibit Index is on Page 58
Total number of pages is 62

(BLANK PAGE)

SUPERTEX, INC.
ANNUAL REPORT - FORM 10K

Table of Contents

	PART I	Page No.

Item 1.	Business………………………………………………………………………………………..............................................................................................................	1
Item 2.	Properties……………………………………………………………………………………................................................................................................................	8
Item 3.	Legal Proceedings…………………………………………………………………………….............................................................................................................	9
Item 4.	Submission of Matters to a Vote of Security Holders……………………………………….........................................................................................................	9

	PART II

Item 5.	Market for Registrant's Common Equity Related Shareholder Matters and Issuer Repurchases of Equity Securities…………………………………...	10
Item 6.	Selected Financial Data………………………………………………………………………............................................................................................................	12
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations…..............................................................................................	13
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk………………………………….....................................................................................................	28
Item 8.	Financial Statements and Supplementary Data……………………………………………….......................................................................................................	29
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure….............................................................................................	29
Item 9A	Controls and Procedures……………………………………………………………………….........................................................................................................	29
Item 9B	Other Information........……………………………………………………………………….............................................................................................................	30

	PART III

Item 10.	Directors and Executive Officers of the Registrant…………………………………………….....................................................................................................	31
Item 11.	Executive Compensation………………………………………………………...……………..........................................................................................................	31
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters………………………………...............................	31
Item 13.	Certain Relationships and Related Transactions………………………………………………....................................................................................................	31
Item 14.	Principal Accountant Fees and Services………………………………………………………......................................................................................................	32

	PART IV

Item 15.	Exhibits………………………………………………………………………………………...............................................................................................................	32

Signatures…………………………………………………………………………………………………...............................................................................................................		34

PART I

Item 1. Business

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates, " and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) we expect to undertake research and development of more than thirty new product projects during fiscal 2006, (2) our expectation that our wafer fabrication facility (fab) will fulfill our wafer manufacturing capacity needs, (3) our belief that our current backlog will be shipped in fiscal 2006, (4) our belief that our patents may have value and may be useful for cross-licensing, (5) our belief that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in R&D, (6) our anticipation that we will not pay dividends in the near term, (7) our belief that our revenue from the imaging market will recover during fiscal 2006 due to recent design wins and that overall we will experience sales growth due to recent product introductions, (8) our hope that the economy will recover in the coming quarters and that as a result the business of our customers will increase leading to increased revenue for us as well, (9) our plan to continue R&D spending as a percentage of sales at its current level, (10) our forward thrusts and strategies set forth under Part I, Business-Products on page 2, (11) our belief that our continued growth depends in part on our ability to attract and retain highly skilled employees, (12) that available funds and cash generated from operations will be sufficient to meet our cash and working capital requirements through the end of fiscal 2006, (13) that we expect to spend approximately $2,386,000 for capital acquisitions in fiscal year 2006, (14) that the fair value of our investment portfolio would not be significantly impacted by changes in interest rates, (15) our belief that the Company has substantial production capacity in place to handle any projected increase in business in fiscal 2006, (16) our belief that our sales to the Medical Electronics market will continue to hold at the same levels as fiscal 2005, (17) our belief that our sales to the Telecom market will be increased by sales of our HotSwap products, but will be offset by declines in sales of some our legacy products, (18) we expect SG&A expenses to increase in absolute dollars as the Company expands its sales and marketing presence worldwide, and SG&A expenses may fluctuate as a percentage of net sales, and (19) we expect that expenses for compliance activities of the Sarbanes-Oxley Act will decrease in 2006. These statements are only predictions, are not guarantees, of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in Item 7 “Factors Which May Affect Operating Results” and elsewhere in this report, as well as the risks (1) that our patents may not have material value and that there may not be a market to cross-license them, (2) that there may be alternative ways for us to maintain our competitive position than through investments in R&D, that these alternatives may cost us less money or be more effective than investments in R&D, that our investments in R&D may not result in new products, and that even if our investments in R&D result in new products, these products may not enable us to maintain our competitive position, (3) that we will not obtain continued growth despite hiring highly skilled employees, (4) that we will not generate enough cash from operations to meet our cash and working capital requirements through the end of fiscal 2006, (5) that we need to spend more on capital acquisitions than anticipated, or that we overestimate or underestimate our need for capital acquisition, (6) that changes in short-term interest rates are significant enough to affect our investment portfolio, and (7) that our newly introduced products will not be widely adopted so that they do not generate substantial revenue. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Supertex, Inc. (“Supertex” the “Company” “We” and “us”) is a technology-based producer of high voltage analog and mixed signal semiconductor components. We design, develop, manufacture, and market integrated circuits (ICs), utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. With respect to our DMOS transistor products, the Company has maintained an established position in key products for the telecommunication and automatic test equipment industries. Supertex has been an industry leader in high voltage integrated circuits (HVCMOS and HVBiCMOS), which take advantage of the best features of CMOS, bipolar and DMOS technologies and integrate them into the same chip. They are used by the flat panel display, printer, medical ultrasound imaging, telecommunications, industrial and consumer industries.

We market our products through direct sales personnel, independent sales representatives and distributors in the United States of America and abroad, primarily to electronic original equipment manufacturers.  The Company was incorporated in California in October 1975 and conducted an initial public offering of its Common Stock in December 1983. Our executive offices are located at 1235 Bordeaux Drive, Sunnyvale, California 94089, and our principal manufacturing facilities are located in San Jose, California and in Hong Kong. We have two design centers, one in our Sunnyvale headquarters and one in Hong Kong within our production test facility. We maintain nine direct field sales offices located in: (1) Tallman, New York; (2) Irving, Texas; (3) Oley, Pennsylvania; (4) The United Kingdom; (5) Germany, (6) Shanghai, China; (7) Shenzhen, China, (8) Taiwan as well as (9) our International Sales and Distribution Center in Hong Kong established in fiscal 2002. The telephone number of our headquarters is (408) 222-8888. Our mailing address is 1235 Bordeaux Drive, Sunnyvale, California 94089. Our website address is www.supertex.com.

Products

Over the years, Supertex has designed, developed, and manufactured a variety of high voltage analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies primarily for use in medical electronics, imaging, LED lighting, and telecommunications markets. Our products are basically interface products, interfacing between low voltage logic circuits and high voltage “real world” media. We supply both standard and custom products. We also provide custom processing services for the manufacture of integrated circuits, using customer-owned designs and mask toolings. Under this “custom processing service” arrangement, a tangible product is sold, and the Company bears the risk of loss until title is passed after production is completed, which is the same for our proprietary standard and custom integrated circuits. The Company does not rent its equipment to any customer. During fiscal 2005, sales of custom processed products represented approximately 24% of our total revenues, with the balance of our revenues coming from proprietary standard and custom product sales. During fiscal 2004 and fiscal 2003, sales of custom processed products was 25% of our total revenues. After the successful transfer of our high voltage processes from our old fab to our new fab, an effort that spanned over two years (2000 to 2002), we saw excellent potentials to expand and compete in our markets for standard products. We formulated the forward thrusts and strategies in fiscal 2001 shown in the table below, and started developing a large number of new standard products. The result was the introduction of an average of fourteen new products per year in the three and one half years starting in January 1, 2002, versus an average of five new products per year in 2000 and 2001.

Typically in the semiconductor industry, it takes a gestation period of up to three years for a new product from introduction by the supplier through design-in by the customer to volume production by the customer and supplier. As a result, we expect sales growth in the coming years from these recently introduced products. In the meantime, we also entered new markets, such as offline driver ICs for light emitting diodes (LEDs) for lighting, hotswap and sequencer ICs, Power-over-Ethernet (POE) ICs and Voice over Internet Protocol (VoIP) ICs.

Markets, Products and Strategies
Markets		Products	Strategies
Medical	Ultrasound	3rd Gen. MUX., HV Pulsers, Beam Former, FET Drivers	Custom and proprietary, leadership
Imaging	Flat panel displays	HV Drivers for new Display Technologies: FED & EL	Partnering, proprietary and custom
	Backlighting	EL & LED Drivers	Custom and proprietary
	Printers	HV Drivers for Non-impact	Custom and proprietary
Telecom	Telecom	HV Ring Generators, Optical MEMS Drivers, HV Switches	Custom and proprietary, Leadership
	Datacom: Hotswap & POE	Power Mgmt/Supervisory, Power Sequencers	Second source and proprietary
Others	LED Lightings	Drivers for Traffic Lights, Gen. Lightings, Signages, Automotive	Small, reliable, cost-effective solutions

Three major product groups, medical electronics, imaging, and telecommunications/broadband, currently generate most of the product revenues while the fourth group, other, which includes the LED driver ICs for lighting, should see material product revenue in fiscal 2006:

The Medical Electronics Group consists of a family of high voltage analog switches and multiplexers, high voltage pulser ICs, MOSFET drivers, primarily for ultrasound diagnostic imaging equipment as well as selected portable instrument applications. In addition, we offer custom processing service for pacemaker and defibrillator ICs.

The Imaging Group consists of three product lines: (1) Interface products for driving flat panel displays. This product family is sold to flat panel manufacturers using electroluminescent (EL), plasma, carbon nano-tube field emission, vacuum fluorescent, Cholesteric LCD, electrophoretic and light emitting diodes (LED) technologies; (2) Driver ICs for driving non-impact printers and plotters, primarily using inkjet technologies. The printer product family is used in ink-jet and electrostatic types of printers and plotters, which are mostly high-end products, with full color capability, high resolution and high-speed outputs; and (3) A family of products for driving EL panels to back-light LCD displays in hand-held instruments, such as cell phone’s monochrome screen and keypads, PDAs, pagers, HPCs, MP3, and meters as well as a family of high voltage driver ICs for driving LEDs to backlight large LCD panels. In addition, we offer custom processing service for charge-coupled devices (CCD) and CMOS imaging devices.

The Telecommunications (Telecom)/Broadband Group consists of two product lines: (1) Telecom line which includes interface products used in telephone handsets, solid-state relays, modems, fax, ISDN, networking, PABX, and PCMCIA cards, as well as diagnostic, curbside, set-top and central office equipment; and (2) Datacom line which includes: hotswap and sequencer controller, power management, ring generators, protection & isolated switches, Power over Ethernet (POE) ICs, Voice-over-Internet Protocol (VoIP) ICs, and optical micro-electro-mechanical system (MEMS) driver ICs. In addition, we offer custom processing services for certain optical MEMS products.

Others. This group includes high voltage driver ICs to drive LEDs for general lighting to replace the incandescent and fluorescent lights as a result of new LEDs that are getting very energy efficient, automatic test equipment for bare pc board testing, and products for industrial applications. In addition, we offer custom processing services for charge-coupled devices (CCD) and CMOS imaging devices. The LED driver IC family is expected to be spun off into a fourth group in fiscal 2006 when we expect its sales to become material.

Net sales generated from each of these three Groups are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Net Sales.”

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

Supertex operates in one business segment. Information regarding Supertex’s Segment Reporting can be found in Notes 1 and 13 of the “Notes to Consolidated Financial Statements.”

Research and Development

Supertex incurred research and development expenses of $9,780,000, $9,570,000, and $9,338,000, on research and development activities during fiscal years 2005, 2004, and 2003, respectively. Research and development activities in fiscal 2006 are expected to continue at the rate of over thirty new product projects per year.

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

Manufacturing

Manufacturing operations include wafer fabrication in San Jose, California; limited proto-type assembly and packaging in Sunnyvale, California; and product testing and quality control in Sunnyvale, California and Hong Kong. Of our long-lived assets, 9% and 6% were located in our Hong Kong facility at the end of fiscal 2005 and 2004, respectively, with the balance located in the U.S.

We subcontract most of our standard component packaging and limited testing to independent assemblers, principally in Thailand and Malaysia. After assembly, packaged units are shipped back to our Hong Kong and Sunnyvale facilities for final product testing and quality control before shipment to customers. Although our offshore assemblies have not experienced any serious work stoppages, political instability or other epidemics in these countries may adversely affect our assembly and test operations. Although we have qualified assemblers in different countries to reduce risk, any prolonged work stoppage or other inability to assemble products would have a material adverse impact on our operating results. Furthermore, economic risks, such as changes in tariff or freight rates or interruptions in air transportation, could adversely affect our operating results. We also maintain a specialized assembly area at our manufacturing facilities to package engineering prototypes, to ensure high priority deliveries, and to assemble high reliability circuits required in military and other high reliability applications. We moved our production test operation to Hong Kong in fiscal 2002, but still maintain a small prototype product testing and product engineering operation in Sunnyvale, California. As of the end of the fiscal 2005, the carrying value of all our property, plant and equipment located in Hong Kong amounted to $758,000.

We believe that we are well positioned to fulfill our wafer manufacturing capacity needs for the near future because our fab is running at below fifty percent (50%) utilization.

Availability of raw silicon wafers was not a problem throughout fiscal 2005. As a result, we were able to negotiate price reductions. The availability of assembly packaging services and raw materials used in the manufacturing of our products continues to be plentiful and subject to competitive pricing pressure, especially as our unit volume has gone up.   These materials and services are currently obtained from multiple sources.

Environmental Laws

Government regulations impose various environmental controls on the waste treatment and discharge of certain chemicals and gases after their use in semiconductor processing. We believe that our activities substantially comply with present environmental regulations. However, increasing attention has been focused on the environmental impact of semiconductor manufacturing operations. While we have not experienced any material adverse effects on our business or financial results from our compliance with environmental regulations and installation of pollution control equipment, there can be no assurance that changes in such regulations will not necessitate our acquisition of costly equipment or other requirements in the future. We work closely with pollution experts from federal, state, and local agencies, especially from the cities of Sunnyvale and San Jose, California, to help us comply with current requirements.

Sales

We market our standard and custom products in the United States and abroad through our direct sales and marketing personnel in our headquarters, as well as through independent sales representatives and distributors supported by our field sales managers out of our sales offices in New York, Texas, Pennsylvania, the United Kingdom, Germany, Hong Kong, Shanghai and Shenzhen, China and Taiwan. With Asia being the growth region in comparison to North America and Europe, we established a sales/distribution center in Hong Kong in fiscal 2002 in our effort to penetrate the Asian market, in particular, the Chinese market.

International sales are made primarily through independent distributors to customers in Europe and Asia, and represented 44%, 43%, and 39% of net sales in fiscal years 2005, 2004, and 2003, respectively. Prior year percentages were adjusted to reflect a change in our aggregation of geographic sales information in 2004. Sales are now attributed to geographic area based on destination locations. International sales to Asia are largely to customers in Japan. International sales are denominated only in U.S. dollars. Although export sales are subject to certain governmental commodity controls and restrictions for national security purposes, we have not had any material adverse effects on our business or financial results because of these limitations.

Microtek Inc., our primary distributor in Japan, accounted for 12% of our net sales for fiscal 2005, 10% for fiscal 2004 and 11% for fiscal 2003, respectively. We do not have a long-term distributorship agreement with Microtek. Normal terms and conditions of sale apply, which include a 60-day notice of cancellation and charges for work-in-process for cancellations less than 60 days from shipment. Outstanding accounts receivable from Microtek accounted for 16% of gross accounts receivable as of April 2, 2005. While we have maintained a good relationship with Microtek, Inc. for over eighteen years, deterioration in that relationship could materially and adversely affect our business and financial results.

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Our inventories include high technology parts and components that are specialized in nature and subject to rapid technological obsolescence. While we endeavor to minimize the required inventory on hand and consider technological obsolescence when estimating amounts required, such estimates may be inaccurate and are subject to change. We maintain an inventory balance based on current sales level and forecast of future demand. An amount for tactical inventory is kept in our die bank warehouse to reduce lead-time in fulfilling orders.

Seasonality

While there may be some seasonality in some of our markets, typically weaker in the first half of any calendar year, a seasonal influence on our sales has not been identified as a consistent material trend. Sales to the Medical Electronics market posted a record high in the second quarter of fiscal 2005, largely the effect of increased demand of our customers’ products in their December quarter. The budget process and consequential buying practices of hospitals resulted to increased demand for components by equipment manufacturers in the quarter before the purchase.

Backlog

Our backlog at April 2, 2005 was approximately $10,114,000 compared with $ 10,767,000 and $10,457,000 at April 3, 2004 and March 29, 2003, respectively. We expect that all of the current backlog will be shipped in fiscal 2006. Customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. For those reasons, we believe that backlog is not meaningful in predicting our actual net revenue for any future period.

Competition

In general, competition among manufacturers of semiconductor components and discrete transistors is intense. Many of our domestic and foreign competitors have larger facilities, more financial, technical, and human resources, and more diverse product lines. Competition in the industry is based primarily upon factors such as product prices, product performance, diversity of product lines, delivery capabilities, customer relationship and the ability to adapt to rapid technological change in the development of new and improved products. We believe we are competitive with respect to these factors; however, because of our market niches, market statistics are not generally available for many of our products. We also believe we are a leader in certain markets for our product families where we have a technological and/or cost advantage. We capitalize on our leadership positions by working very closely with customers to help them with next generation products, thus maintaining our leadership positions. Such close collaboration has produced a wide range of leading edge new products for us and for our customers and is one of our competitive advantages.

Patents and Licenses

We hold twelve United States patents, which will expire between 2008 to 2019, and we have additional patents pending. We were granted two new patents in fiscal 2005. Although we believe that our patents may have value, there can be no assurance that our patents or any additional patents that may be obtained in the future will provide meaningful protection from competition. We believe that our success depends primarily on the experience, creative skills, technical expertise, and marketing ability of our personnel rather than on the ownership of patents. Patents may, however, be useful for cross-license purposes and have served the Company well in the past.

Supertex is not aware that any of its products infringe on any valid patent or other proprietary rights of third parties but it cannot be certain that they do not. If infringement would be alleged, there could be no assurance that the necessary licenses could be obtained, or if obtained, would be on terms or conditions that would not have a material adverse effect on the Company.

Employees

At April 2, 2005, we had 349 full time employees primarily located in Northern California and Kowloon, Hong Kong. Many of our employees are highly skilled, and we believe our continued growth and success will depend in part on our ability to attract and retain such employees. At times, like other semiconductor manufacturers, we experience difficulty in hiring and retaining sufficient numbers of skilled personnel, especially experienced analog integrated circuit designers.

We believe that the compensation, benefits, and incentives offered to our employees are competitive with those generally offered throughout the semiconductor industry. There are no collective bargaining agreements between us and our employees, and there has been no work stoppage due to labor difficulties. The Company considers its employee relations to be good.

Executive Officers of the Company

Name	Position with the Company	Age	Officer Since
Henry C. Pao	President, Principal Executive and Financial Officer	67	1976
Richard E. Siegel	Executive Vice President	59	1982
Benedict C. K. Choy	Senior Vice President, Technology Development	59	1976
William P. Ingram	Vice President, Wafer Fab Operations	57	1999
Franklin Gonzalez	Vice President, Process Technology	54	1999
Michael Lee	Vice President, I.C. Design	50	1999
Dilip Kapur	Vice President, Standard Products	56	2000
William Petersen	Vice President, Worldwide Sales	52	2001

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

William P. Ingram joined Supertex in April 1995 as its Director of Wafer Fab Operations. Prior to joining Supertex, he was Vice President of Technology Development at Crosspoint Solutions, before which he held management positions at Fairchild and National Semiconductor. He began his career at National Semiconductor after receiving his B.S. degree in Electrical Engineering with honors from the North Carolina State University.

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

Michael Lee re-joined Supertex in October 1993 as Director of I.C. Design. Before that, he had a combined total of fifteen years of industry experience in I.C. Design. He began his career at Supertex after receiving his Masters in Electrical Engineering from University of California, Berkeley in 1978.

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

Available Information

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding the Company. The Company makes available free of charge and through its Internet website at www.supertex.com copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC. Copies of such documents may be requested by contacting the Company’s Investor Relations department at (408) 222-4887.

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

We renewed our lease for a portion of a building located at 10 Sam Chuk Street, Sanpokong, Kowloon, Hong Kong in December 2003. The new lease covers 23,600 square feet and houses our back-end processing operations including: wafer sort, final test, quality control and assembly logistics as well as our Hong Kong Design Center and our International Sales and Distribution Center. The lease expires in two years on December 1, 2006.

We also lease a portion of a building, covering approximately 5,600 square feet, at 1225 Bordeaux Drive, Sunnyvale, California, expiring on April 2007. This building is leased from a corporation owned by a former director of the Company and is being sub-leased, essentially at cost, to Reaction Technology, our epitaxial deposition service provider. (See Note 10 of "Notes to Consolidated Financial Statements" and Item 13.)

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

Item 3. Legal Proceedings

From time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business. Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended April 2, 2005.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters and Issuer Repurchases of Equity Securities

Market Information

The following table sets forth the range of high and low closing sale prices reported on The Nasdaq Stock Market under the symbol SUPX for the periods indicated.

                                     Fiscal Year Ended
	April 2, 2005		April 3, 2004
	High	Low	High	Low
First Quarter	16.99	13.96	18.32	13.57
Second Quarter	20.15	14.00	19.95	16.34
Third Quarter	24.04	19.78	20.41	16.71
Fourth Quarter	21.31	17.76	22.60	15.19

On May 27, 2005, the last reported sale price was $17.47 per share. There were approximately 2,426 shareholders of record of common stock on May 27, 2005. We have not paid cash dividends on our common stock in fiscal years 2005 and 2004, and the Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans:

We maintain the following three shareholder-approved equity compensation plans, as further described in Note 8 to our consolidated Financial Statements.

Employee Stock Purchase Plan - The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the “ESPP”) and the reservation of shares of common stock for issuance under this Plan at the August 18, 2000 annual shareholders meeting. The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of the Company’s fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by the Board of Directors. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six-month offering period, whichever is lower. An eligible employee may purchase no more than 500 shares of common stock during any six-month accumulation period. A total of 48,456, 50,086, and 46,408 shares of the Company’s common stock were issued under the ESPP for fiscal years 2005, 2004, and 2003, respectively. There are 309,811 shares available for future issuance under the ESPP at the end of fiscal year 2005.

Stock Option Plans - The 1991 Stock Option Plan (the “1991 Plan”) provides for granting incentive stock options to employees, and non-statutory stock options to employees and consultants. Terms for exercising options are determined by the Board of Directors, and options expire at the earlier of the term provided in the Notice of Grant or upon termination of employment or of a consulting relationship. The 1991 Plan expired in June 2001, thus there were no options available for grant under the 1991 Plan.

At the end of fiscal year 2005, there were 797,650 shares which are issuable upon exercise of outstanding options under the 1991 Plan at a weighted average exercise price of $17.96. Options granted under the 1991 Plan were granted at the fair market value of the Company's common stock on the date of grant and generally expire 7 years from the date of grant or at termination of service, whichever occurs first. The options generally are exercisable beginning one year from date of grant and generally vest over a five-year period.

Our shareholders approved the adoption of the 2001 Stock Option Plan (the “2001 Plan”) and the reservation of 2,000,000 shares of common stock for issuance under the 2001 Plan at the August 17, 2001 annual meeting of shareholders. Terms for exercising options and vesting schedules are similar to the 1991 Plan. At the end of fiscal year 2005, there were 641,530 shares which are issuable upon exercise of outstanding options under the 2001 Plan at a weighted average exercise price of $17.11 and there are 1,321,909 shares remaining available for issuance.

We have no equity compensation plans that were not previously approved by our shareholders.

The table below shows information as of April 2, 2005, with respect to equity compensation plans under which equity securities of the Company are authorized for issuance. The Company’s equity compensation plans, consisting of the 1991 and 2001 Stock Option Plans and Employee Stock Purchase Plan, are approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,439,180	$17.58	1,631,720 (1)
Equity compensation plans not approved by security holders	0	N/A	0

(1)	Includes 309,811 shares reserved as of April 2, 2005 for future purchases by employees through payroll deductions under the Company’s Employee Stock Purchase Plan described above.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following is a summary of share repurchase activity by the issuer and “affiliated purchasers”, as defined in Rule 10b-18(a)(3) during the fourth quarter ended April 2, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

01/02/05 - 01/29/05	--	--	--	859,500
01/30/05 - 02/26/05	7,500	$18.48	--	852,000
02/27/05 - 04/02/05	--	--	--	852,000
Total	7,500	$18.48	--

(1)
Our current share repurchase program, under which we repurchased these 7,500 shares, has been in place since 1999. We are not certain but do not believe we publicly announced this program, although our financial statements have reflected purchases from time to time under this program as have prior annual reports on Form 10-K. These 7,500 shares were purchased in open market transactions.

(2)
We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. Our board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a new share repurchase program at the same time, authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced our 1999 repurchase plan. The 1999 repurchase program has no expiration date, other than, unless extended, when an aggregate of 962,000 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired during our fourth quarter ended April 2, 2005, nor has the Company decided to terminate any repurchase plan or program prior to its expiration. There are no existing repurchase plans or programs under which the Company does not intend to make further repurchases.

Item 6. Selected Financial Data

The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31. Fiscal year 2004 consisted of 53 weeks, whereas, fiscal years 2005, 2003, 2002 and 2001 each consisted of 52 weeks.

	April 2,	April 3,	March 29,	March 30,	Mar 31,
	2005	2004	2003	2002	2001
Balance Sheet Data: (in thousands)
Working capital	$ 96,896	$ 87,005	$ 78,051	$ 67,333	$ 61,662
Total assets	126,377	112,797	108,671	103,380	98,695
Shareholders’ equity	107,095	97,774	92,525	88,096	82,359
Cash and cash equivalents and short-term investments	88,417	76,124	64,876	52,492	44,282
Total current assets	116,178	102,028	94,197	82,617	77,998
Total current liabilities	19,282	15,023	16,146	15,284	16,336

                                                            Fiscal Year Ended
	April 2,	April 3,	March 29,	March 30,	Mar 31,
	2005	2004	2003	2002	2001
Statement of Income Data: (in thousands, except per share amounts)
Net Sales	$ 56,558	$ 51,394	$ 54,915	$ 56,195	$ 81,455
Costs and Expenses
Costs of sales	27,545	30,938	34,103	33,700	48,790
Research and development	9,780	9,570	9,338	11,279	10,917
Selling, general and administrative	11,583	9,760	8,722	7,939	10,806
Income from operations	7,650	1,126	2,752	3,277	10,942
Other income
Interest income	1,603	1,164	916	1,538	2,466
Other income (expense), net	306	840	530	1,037	(1,153)
Income before provision for income taxes	9,559	3,130	4,198	5,852	12,255
Provision for income taxes	3,100	970	1,343	1,990	4,167
Net income	$ 6,459	$ 2,160	$ 2,855	$ 3,862	$ 8,088
Net income per share:
Basic	$ 0.50	$ 0.17	$ 0.23	$ 0.31	$ 0.65
Diluted	$ 0.49	$ 0.17	$ 0.22	$ 0.30	$ 0.62
Shares used in per share computation:
Basic	12,985	12,758	12,598	12,443	12,351
Diluted	13,239	13,051	12,757	12,748	12,990

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Supertex designs, develops, manufactures, and markets high voltage analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We supply standard and custom interface products primarily for the use in the telecommunications, imaging, and medical electronics markets. We also provide custom processing services for the manufacture of integrated circuits for customers using customer-owned designs and mask toolings.

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

•
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

•
We work with our customers to develop products, which they will design into their systems. Even if we do achieve a design win, the customer’s system may never go into production or the production may be smaller than we had anticipated. Although we attempt to develop products which will be useful for multiple customers, we may misjudge the market and develop a product which maybe useful for very few customers.

•
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

•
We have several competitors which are substantially larger and could bring to bear substantially more resources in our niche markets. We have been able to maintain profitable margins in part because of our dominance of most of our niche markets. Increased competition could cause our margins to decrease.

•
Henry Pao, a director of and the President and CEO of the Company, along with Mr. Pao’s father and brother, collectively own greater than 22% of our outstanding stock. They have no agreement among themselves to act together with respect to the Company or their stockholdings. However, were they to act in concert, they would be our largest beneficial shareholder and would have an ability to elect one or more directors, to direct management, and to delay or prevent a change in control.

•
We sell a substantial amount of our products internationally. We also package and test most of our products abroad. Problems with foreign economies, political turmoil, wars, changes in the exchange rate, or epidemics, such as Severe Acute Respiratory Syndrome (SARS) could adversely affect our foreign sales or foreign product assembly.

•
Our operations may be interrupted and our business would be harmed in the event of an earthquake, terrorist act, and other disasters. Our principal executive offices, our fab facility, and major suppliers are located in areas that have been subject to severe earthquakes. In the event of an earthquake, we and/or our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Any such interruption in our ability or that of our major suppliers to continue operations at our facilities could delay the development and shipment of our products. Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the economic consequences of current and potential military actions or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. Such uncertainties could also lead to delays or cancellations of customer orders, a general decrease in corporate spending or our inability to effectively market and sell our products. Any of these results could substantially harm our business and results of operations, causing a decrease in our revenues.

•
We depended upon one customer, Microtek Inc., for approximately 12% of our fiscal 2005 sales. Microtek is our primary distributor in Japan with at least twenty end-user customers. Most of our customers can typically cancel or reschedule orders without penalty so decreased demand for our products could translate into rapid decreases in sales volume. Were Microtek to cease being our distributor, we would need to attempt to retain an alternate distributor and/or establish direct relations with the Japanese end customers, either or both of which could result in decreased and delayed sales.

•
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

•
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

•
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

•
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

•
The Sarbanes-Oxley Act of 2002 required us to change or supplement some of our corporate governance and securities disclosure and compliance practices. The SEC and Nasdaq have revised, and continue to revise, their regulations and listing standards. These developments have increased, and may continue to increase, our legal compliance and financial reporting costs. These developments also may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This, in turn, could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers.

Failure to comply with present or future laws, rules and regulations of any kind that govern our business could result in suspension of all or a portion of production, cessation of all or a portion of operations, or the imposition of significant administrative, civil, or criminal penalties, any of which could harm our business.

•
Changes in stock option accounting rules scheduled to go into effect at the start of our fiscal 2007 will impact our reported operating results prepared in accordance with generally accepted accounting principles, and may impact our stock price and our competitiveness in the employee marketplace.

The following discussion should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Selected Consolidated Financial Data" included elsewhere in this Form 10-K. The following table sets forth items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	April 2, 2005	April 3, 2004	March 29, 2003
Net sales	100%	100%	100%
Cost of sales	48.7	60.2	62.1
Research and development	17.3	18.6	17.0
Selling, general and administrative	20.5	19.0	15.9
Income from operations	13.5	2.2	5.0
Other income
Interest income	2.8	2.3	1.7
Other income (expense), net	0.5	1.6	1.0
Income before provision for income taxes	16.9	6.1	7.7
Provision for income taxes	5.5	1.9	2.5
Net income	11.4%	4.2%	5.2%

Critical Accounting Policies and Estimates

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

We consider the accounting policies described below to be our critical accounting policies. Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. These critical accounting policies reflect our significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements. Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosures relating to them in this report.

Revenue Recognition

We recognize revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection of the resulting receivable is reasonably assured. For sales to original equipment manufacturers (OEMs), we use either a binding purchase order or signed agreement as evidence of an arrangement. Sales through our distributors are evidenced by a distributor agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Sales to our distributors are made primarily under arrangements allowing limited rights of return, limited price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, we defer the recognition of such sales and the related costs of sales until our distributors have sold the merchandise to their end-user customers. Our distributors provide us an inventory balance report at the end of each period, which allows us to determine products sold to their end-customer.

A small amount of our deferred revenue is from upfront billings from customers under non-recurring engineering (NRE) contracts as well as a customer advance under a licensing agreement. We recognize revenue from our Non-recurring Engineering (NRE) contracts upon completion of contract milestones, which corresponds to when we provide the services and/or products. Revenue is deferred for any amounts received prior to completion of engineering contract milestones, such as amounts received upon signing of contract. Some of our NRE contracts include formal customer acceptance provisions. In this case, at the end of each period, we determine whether customer acceptance has been obtained for the specific milestone. If customer acceptance has not been obtained, we defer the recognition of such revenue until customer acceptance is obtained.

Sales Returns and Other Allowances

We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. We base these estimates on historical experience, analysis of outstanding Return Material Authorization and Allowance Authorization data and any other form of notification we receive of pending returns. We continuously monitor and track product returns and in circumstances where we are aware of specific customer return or allowance which is over and above normal historical sales returns, we record a specific allowance against the amounts due to reduce our net receivable for such customer. While our sales returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns occur.

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

Inventory Valuation

Our inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value and include high technology parts and components that are specialized in nature and subject to rapid technological obsolescence. Standard manufacturing cost includes materials, labor, and overhead costs including depreciation, and includes factors for estimated production yield and throughput time. We determine the market value of our inventories based on the average selling price of our products in the last month prior to the balance sheet date. Inventory balances are adjusted to approximate the lower of our standard manufacturing cost or market value. Any adjustment to write down inventory to market value is charged to the cost of sales in the period that the adjustment is made.

We evaluate our ending inventories for excess quantities and obsolescence at each balance sheet date. This evaluation includes analyses of sales levels by product and projections of future demand during the next fifteen months. Inventories on hand in excess of forecasted demand and inventories that we consider obsolete are reserved for. Additions to the provision are charged to the cost of sales. Subsequent changes in facts and circumstances do not result in the reduction of the allowance until these inventories are subsequently sold, after which the related allowance is matched to the movement of the related product inventory, resulting in lower costs and higher gross margins for those products.

While the Company has programs to minimize the required inventories on hand and considers technological obsolescence when estimating amounts required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and will be reflected in cost of sales in the period the revision is made.

Accounting for Investments and Consolidation

From time to time we may make investments in privately held companies, which requires us to determine the carrying value of such investments.  We currently own stock in a privately held company whose carrying value is zero as of April 2, 2005 and April 3, 2004.  Investments in privately held companies that are not publicly traded usually have no established market value. We have a policy in place to review the fair value of these investments on a regular basis to evaluate the carrying value of our investments in privately held companies. This policy includes, but is not limited to, reviewing cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition of each company. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of an investment is in excess of its fair value, it is our policy to record a reserve and the related write down is recorded as an investment loss on our consolidated statements of income. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than temporary. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. In addition, adverse operating results of underlying long-term investments could result in additional other-than-temporary losses in future periods.

Impairment of Long-Lived Assets

We routinely consider whether indicators of impairment of long-lived assets are present. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the asset then becomes the asset's new carrying value, which we depreciate or amortize over the remaining estimated useful life of the asset where appropriate. We may incur impairment losses in future periods if factors influencing our estimate change.

Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method. The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from timing differences in the recognition of revenue and expense for tax and financial statement purposes. Such deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, operating losses and tax credit carryforwards. Changes in tax rates affect the deferred income tax assets and liabilities and are recognized in the period in which the tax rates are enacted.

 The Company must determine the probability that it will be able to utilize its deferred tax assets. If the Company determines that recovery is unlikely, then a valuation allowance against its deferred tax asset must be recorded by increasing its income tax expense. As of April 2, 2005, the Company believes that its deferred tax assets recorded on its balance sheet will be utilized. However, should there be a change in its ability to utilize or recover its deferred tax assets, an additional income tax expense would be incurred in the period in which it was determined that the recovery is not probable.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page 37 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Recent Developments

Beginning the fourth quarter of fiscal 2001, the global semiconductor industry conditions experienced a severe downturn that continued through the second half of fiscal 2004. During this time, conditions in all the markets we serve, particularly the telecom market, were weak. Demand for our products decreased, and sales were adversely impacted resulting in a sequential decline in fiscal years 2002, 2003 and 2004. Despite these declining sales, we have remained profitable and generated positive cash flows through rigorous cost control measures.

We experienced a modest recovery in sales in the first half of fiscal 2005, but we saw sales declines in the third and fourth fiscal quarters. We are hopeful that with expected improvements in the economy over the coming fiscal year, the business of our customers will increase leading to increased sales for us as well. We believe that we will be able to substantially meet our production needs from our wafer fabrication and testing facilities in the coming fiscal year. Quote activities and design wins have been strong in all the markets we serve. We have seen a higher sequential backlog and a book-to-bill ratio of greater than one, which are encouraging indicators for sales growth in the new fiscal year. Book-to-bill ratio is defined as sales orders received over orders shipped during the fiscal quarter. We believe that current orders will be shipped in fiscal 2006. However, our customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. For these reasons, purchase orders received are not necessarily reliable indicators of future sales.

Results of Operations

Fiscal 2005 vs. Fiscal 2004

Net Sales

Net sales for the fiscal year 2005 were $56,558,000, a 10% increase compared to $51,394,000 for the prior fiscal year. The Company operates in one business segment comprising the design, development, manufacturing and marketing of high voltage analog and mixed signal integrated circuits and transistors.

The Company has a broad base of customers, which in some cases manufacture end products spanning multiple markets. As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation. Actual results may differ from those reported.

A breakdown of our total sales to customers in the Medical Electronics, Imaging, Telecom and Other markets as well as year-over-year and sequential percentage changes are as follows (in thousands):

	Fiscal Years Ended				Year-Over-Year Change
Markets	April 2, 2005		April 3, 2004
Medical Electronics	$ 21,813	39%	$ 18,024	35%	21%
Imaging	16,069	28%	17,540	34%	-8%
Telecom	12,802	23%	11,541	23%	11%
Others	5,874	10%	4,289	8%	37%
Net Sales	$ 56,558	100%	$ 51,394	100%	10%

Overall demand for our products in fiscal 2005 was higher compared to fiscal 2004 in all four markets except for sales to the Imaging market. This increase in overall net sales is primarily due to higher units sales across these markets as semiconductor market conditions improved and the initial production ramp of our more recently introduced products. The Company did not have material sales price erosion on its products.

Our sales to the Medical Electronics market in fiscal 2005 increased 21% compared to the prior fiscal year. The sales increase is primarily attributed to an increase in ultrasound units shipped worldwide and to a lesser degree, from shipments of new products in the high voltage pulser area. The Company believes that sales to this market will continue to hold at this increased level as shipments of high-voltage pulsers for the new portable and transportable systems and shipments of chip sets increase. New ultrasound therapeutic applications should also add to the sales of our products in the coming fiscal year.

Sales to the Imaging market in fiscal 2005 showed a decrease of 8% over the prior year primarily due to the reduced demand for the EL backlighting products for monochrome displays in cellular phones. In the third fiscal quarter, there was the start of a production ramp of our EL backlighting products for backlighting keypads, but the ramp-up was abruptly stopped in the fourth fiscal quarter, due to the unexpected push-out by a major customer. The Company forecasts that new uses of the EL backlighting products in backlighting keypads for cell phones, and for audio/video remote controls and other handheld devices, requiring multi-segment EL backlighting, should more than offset the decline in use of EL backlighting products for monochrome cell phone displays. Current backlog indicates a recovery of the demand for the EL backlighting ICs for keypads in the first fiscal quarter of 2006 and we expect the demand to grow throughout the fiscal 2006. Sales of flat panel display products and non-impact printers and plotters in our Imaging Group remained steady in fiscal 2005 and are expected to increase in fiscal 2006.

Sales to the Telecom market in fiscal 2005 increased 11% compared to prior fiscal year.  The increase in sales was the result of improving market conditions, and increased demand for DC-to-DC converters, long haul ring generators, protection devices and high voltage amplifier arrays for the optical-to-optical telecom market.  The Company projects increased sales of the HotSwap products as production at a major telecom equipment manufacturer customer ramps up. This increase is expected to offset decline in sales of our some of our legacy products.

Sales to Other markets in fiscal 2005 increased 37% compared to prior fiscal year.  The increase was primarily due to increased custom processing shipments to a single customer whose end product is for the automotive market.

The Company’s principal markets are in the United States, Europe, and Asia. Sales by geography as well as year-over-year change, were as follows:

	Fiscal Years Ended				Year-Over-Year Change
(Dollars in thousands)	April 2, 2005		April 3, 2004
United States	$ 31,796	56%	$ 29,072	57%	9%
Europe	5,133	9%	5,773	11%	-11%
Japan	6,673	12%	5,474	11%	22%
Asia (excl. Japan)	11,211	20%	9,481	18%	18%
Others	1,745	3%	1,594	3%	9%
Total Net Sales	$ 56,558	100%	$ 51,394	100%	10%

Net sales to international customers in fiscal 2005 were $24,762,000, or 44% of the Company’s net sales as compared to $22,322,000 or 43% of net sales for the prior fiscal year.  Except for Europe, all geographical locations listed above posted higher sales as market conditions improved. The decline in sales to our European market was primarily caused by a slowdown at one major EL segment lighting customer. Sales to our domestic customers increased during the same period primarily from higher demand for our standard products. Additional discussion regarding our sales based on geographic area can be found in Note 13 of the “Notes to Consolidated Financial Statements.”

Gross Margin

Gross profit or gross margin represents net sales less cost of sales. Cost of sales includes the cost of purchasing raw silicon wafers, cost associated with assembly, packaging, test, quality assurance and product yields, the cost of personnel, facilities, and equipment associated with manufacturing support and charges for excess inventory.

Gross profit for fiscal year 2005 was $29,013,000 compared to $20,456,000 in fiscal year 2004 whereas our sales only increased by $5,164,000. Thus, most of our increase in gross profit dollars was due to increased efficiency in the operations and decreased depreciation expenses.

	Fiscal Years Ended
(Dollars in thousands)	April 2, 2005	April 3, 2004
Gross Margin Percentage	51%	40%
Included in Gross Margin Percentage Above Gross Margin Benefit from Sale of Previously Written Down Inventory	$ 990	$ 820
Percentage of Net Sales	2%	2%

Our gross margin is 51% for fiscal 2005 compared to 40% in the prior fiscal year. The improvement in gross margin was primarily attributed to lower depreciation charges, lower package assembly costs, and lower expense for process supplies and line maintenance.

Declining capital spending in the last two years after the completion of major upgrades to the wafer fabrication facility and test operations resulted to a lower depreciation in fiscal 2005 compared to prior year. Last time build of a custom product at a sole-source packaging vendor in the prior fiscal year caused an abnormal increase in package assembly cost during that period. The absence of an abnormal assembly cost this fiscal year provided a favorable effect to the gross margin. Continued cost measures resulted to lower expenses in process supplies and line maintenance.

Research and Development
	Fiscal Years Ended		Year-To-Year Change
(Dollars in thousands)	April 2, 2005	April 3, 2004
R & D Expenses	$ 9,780	$ 9,570	2%
Percentage of Net Sales	17%	19%

Research and development (R&D) expenses include payroll and benefits, processing costs, and depreciation. We also expense prototype wafers and mask sets related to new products as R&D expenses until new products are released to production. R&D expenses were 17% and 19% of net sales in fiscal 2005 and 2004, respectively. Dollar expenditures for R&D were $9,780,000 and $9,570,000 for fiscal 2005 and 2004, respectively. The net increase of $210,000 in R&D expense for the current year was primarily due to increased manufacturing activity of prototype products. Design win activities remained strong.

The Company expects to keep R&D spending in fiscal year 2006 at 17% of net sales.

Selling, General and Administrative (SG&A)

	Fiscal Years Ended		Year-To-Year Change
(Dollars in thousands)	April 2, 2005	April 3, 2004
SG&A Expenses	$ 11,583	$ 9,760	19%
Percentage of Net Sales	20%	19%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with the Company’s regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax and compliance services related to Sarbanes-Oxley Act of 2002. SG&A expenses were 20% and 19% of net sales in fiscal 2005 and 2004, respectively. In absolute dollars, SG&A expenses were $11,583,000 in fiscal 2005 compared to $9,760,000 for fiscal 2004.

The $1,823,000 increase in SG&A expenses is primarily attributed to a $646,000 increase in payroll-related expenses due to increased headcount, an increase in provision for bad debt expenses of $110,000, an increase in engineering supplies and services expenses of $91,000, an increase is sales related travel expenses of $77,000, all of which resulted from an increase in sales; and a $941,000 increase in expenses for professional services primarily from expenses related to compliance activities resulting from the Sarbanes-Oxley Act of 2002, and in particular, Section 404 of the Act, which requires documentation and testing of our internal control over financial reporting. We expect that expenses for compliance activities of the Sarbanes-Oxley Act will decrease in fiscal 2006.

SG&A expenses are expected to increase in absolute dollars as the Company expands sales and marketing presence worldwide. SG&A expenses may fluctuate as a percentage of net sales.

Interest Income and Other Income, Net

	Fiscal Years Ended		Year-To-Year Change
(Dollars in thousands)	April 2, 2005	April 3, 2004
Interest Income and Other Income, Net	$ 1,909	$ 2,004	-5%
Percentage of Net Sales	3%	4%

Interest income and other income, net for fiscal year 2005 was $1,909,000 compared to $2,004,000 in fiscal 2004.

Interest Income Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $1,603,000 in fiscal 2005 compared to $1,164,000 in fiscal 2004. The increase in interest income was due primarily to increases in cash, cash equivalents and short-term investments and slightly higher interest rates starting in the second quarter of fiscal 2005.

Other Income, Net Other income, net for fiscal 2005 was $306,000 compared to $840,000 in fiscal 2004. The decrease in other income, net is primarily from the $240,000 increase in fair market value of investments held by the Company’s Supplemental Employee Retirement Plan (“SERP”) compared to $738,000 in the prior year.

Provision for Income Taxes The provision for incomes taxes represents Federal, state and foreign taxes. The provision for income taxes for fiscal 2005 was $3,100,000 at the estimated effective tax rate of 32% compared to $970,000 and 31% for fiscal 2004. The increase in tax rate in fiscal 2005 is attributed to higher profit. The difference between the Federal statutory rate of 35% and our effective tax rate used for fiscal 2005 of 32% is primarily due to favorable foreign tax rate differential, R&D credits and Federal tax-exempt investments.

Fiscal 2004 vs. Fiscal 2003

Net Sales Net sales for fiscal year 2004 was $51,394,000, a decrease of $3,521,000 or 6% from the previous fiscal year net sales of $54,915,000. As a percentage of total net sales, sales to customers in the medical electronics, imaging, telecom and other market were as follows:

(Dollars in thousands)	Fiscal Years Ended				Year-Over-Year Change
Markets	April 3, 2004		March 29, 2003
Medical Electronics	$ 18,024	35%	$ 19,541	36%	-8%
Imaging	17,540	34%	20,012	36%	-12%
Telecom	11,541	23%	10,596	19%	9%
Others	4,289	8%	4,766	9%	-10%
Net Sales	$ 51,394	100%	$ 54,915	100%	-6%

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

The Company’s principal markets are in the United States, Europe, and Asia. Sales by geography as well as year-over-year change, were as follows:

	Fiscal Years Ended				Year-Over-Year Change
(Dollars in thousands)	April 3, 2004		March 29, 2003
United States	$ 29,072	57%	$ 33,741	61%	-14%
Europe	5,773	11%	5,819	11%	-1%
Japan	5,474	11%	6,137	11%	-11%
Asia (excluding Japan)	9,481	18%	8,055	15%	18%
Others	1,594	3%	1,163	2%	37%
Total revenue	$ 51,394	100%	$ 54,915	100%	-6%

In fiscal 2004, we derived approximately 43% of our net sales from customers outside the United States, primarily in Asia and Europe, compared to 39% in fiscal 2003. Dollar sales to international customers also increased approximately 5% from $21,174,000 to $22,322,000 for the fiscal year ended March 29, 2003 and April 3, 2004 respectively. These percentages have been adjusted to reflect a change in our aggregation of geographic sales information. Sales are now attributed to geographic area based on destination location. The increase in the percentage of international sales is attributed to increase in shipments to destination locations in Asia excluding Japan while sales in the United States declined. We believe that part of this shift reflects changes in our customers’ manufacturing trends with more customers increasing their production operations in Asia. Additional discussion regarding our sales based on geographic area can be found in Note 13 of the “Notes to Consolidated Financial Statements.”

Gross Margin

	Fiscal Years Ended
(Dollars in thousands)	April 3, 2004	March 29, 2003
Gross Margin Percentage	40%	38%
Included in Gross Margin Percentage Above Gross Margin Benefit from Sale of Previously Written Down Inventory	$ 820	$ 79
Percentage of Net Sales	2%	<1%

Gross profit represents net sales less cost of sales. Our cost of sales includes the cost of wafer fabrication, cost associated with assembly, packaging, test, quality assurance and product yields, the cost of personnel, facilities, and equipment associated with manufacturing support and charges for excess inventory. Gross profit for fiscal year 2004 was $20,456,000 compared to $20,812,000 in fiscal 2003. Gross profit in fiscal 2004 includes a benefit of $820,000, which represents the release of provision for inventory previously written down and sold during the year compared to $79,000 in fiscal 2003.

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

Research and Development

	Fiscal Years Ended		Year-To-Year Change
(Dollars in thousands)	April 3, 2004	March 29, 2003
R & D Expenses	$9,570	$9,338	2%
Percentage of Net Sales	19%	17%

Research and development (R&D) expenses include payroll and benefits, processing costs, and depreciation. We also expense prototype wafers and mask sets related to new products as R&D expenses until new products are released to production. R&D expenses were 19% and 17% of net sales in fiscal 2004 and 2003, respectively. Dollar expenditures for research and development were $9,570,000 and $9,338,000 for fiscal 2004 and 2003, respectively. The net increase of $232,000 in R&D expense was primarily due to an increase in costs related to new process and new product development offset by a reduction in payroll, software licensing costs and lower depreciation expenses.

Selling, General and Administrative (SG&A)

	Fiscal Years Ended		Year-To-Year Change
(Dollars in thousands)	April 3, 2004	March 29, 2003
SG&A Expenses	$9,760	$$8,722	12%
Percentage of Net Sales	19%	16%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing and tax services. SG&A expenses were 19% and 16% of net sales in fiscal 2004 and 2003, respectively. In absolute dollars, SG&A expenses were $9,760,000 in fiscal 2004 compared to $8,722,000 for fiscal 2003.  This $1,038,000 or 12% increase in SG&A was attributed to an increase in payroll and benefits expenses of $611,000, an increase in legal expenses of $291,000, an increase in occupancy cost of $122,000, an increase in bad debt expenses of $74,000, an increase in travel and entertainment expenses of $67,000, offset by a reduction in advertising and publication charges of $126,000. The increase in payroll and benefits expenses was attributed to the increase in compensation expense resulting primarily from the increase in valuation of plan assets for the Company’s Supplemental Employee Retirement Plan of $426,000 as well as an increase in headcount in our sales and marketing group. We have expanded our sales efforts in the Far East, which also caused an increase in travel and entertainment expenses during fiscal 2004. The increase in legal expenses year-over-year is due to a benefit from a reversal of a provision for legal expenses in fiscal 2003 following the favorable resolution of a claim initiated by a customer. This reversal resulted in a benefit of $224,000 realized in fiscal year 2003. The increase in occupancy costs is attributed to an increase in facilities maintenance costs. Bad debt expenses in the prior year were favorably impacted by the collection of previously reserved accounts receivable of $298,000. The reduction in advertising expenses in fiscal 2004 was due to cost control measures.

Interest Income and Other Income, Net

	Fiscal Years Ended		Year-To-Year Change
(Dollars in thousands)	April 3, 2004	March 29, 2003
Interest Income and Other Income, Net	$ 2,004	$ 1,446	39%
Percentage of Net Sales	4%	3%

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

Other Income, Net Other income, net of $840,000 for fiscal 2004 consisted primarily of an increase in fair market value of investments held by the Company’s Supplemental Employee Retirement Plan of $738,000, and licensing income of $150,000. For the comparable period in fiscal 2003, other income, net, of $530,000 consisted of a gain on sale of a long-term investment of $1,092,000, and an increase in the fair market value of investments held in the Company’s Supplemental Employee Retirement Plan of $79,000, licensing income of $150,000, offset by a loss from disposal of equipment of $60,000 and an impairment charge of $750,000 due to the uncertainty surrounding the recoverability of another long-term investment.

Provision for Income Taxes The provision for income taxes for fiscal 2004 is 31% of income before provision for income taxes compared to 32% in fiscal 2003. The Company reduced its effective tax rate due to a higher proportion of its earnings attributed to its foreign-based subsidiary, which is in a lower tax jurisdiction.

Financial Condition

Overview

Cash, cash equivalents and short-term investment balance as of April 2, 2005 was $88,417,000, compared with $76,124,000 on April 3, 2004, and $64,876,000 on March 29, 2003. Working capital was $96,896,000, an increase of $9,891,000 from $87,005,000 as of April 3, 2004. Working capital is defined as current assets less current liabilities. The increase in working capital was mostly the result of cash generated from operations.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased $19,083,000 during fiscal 2005 to $38,634,000 from $57,717,000 at April 3, 2004. The decrease in cash and cash equivalents during fiscal 2005 is due to cash used in investment activities of $32,252,000, offset by cash flows from operating activities of $10,811,000 and cash provided from financing activities of $2,358,000.

Our operating activities generated cash of $10,811,000, $9,617,000, and $6,999,000 for fiscal 2005, 2004, and 2003, respectively. The positive cash flows from operating activities were primarily attributable to net income, adjusted for non-cash items. Net operating cash flows for fiscal 2005 was favorably impacted by non-cash charges for depreciation of $3,293,000, non-cash charges for provisions relating to inventory of $1,777,000, non-cash charges for provisions for doubtful accounts and sales returns totaling $1,335,000 and tax benefit associated with employee stock option exercises of $504,000. Working capital sources of cash included an increase in accounts payable and accrued expenses of $2,350,000 primarily from timing of payments and increased accruals for employee benefits payable, an increase in income taxes payable of $1,553,000 due to higher income, and an increase in deferred revenue of $356,000. Working capital uses of cash included an increase in deferred tax assets of $2,500,000 based on our estimate of tax effect attributable to timing differences and carry forwards, an increase in inventories of $1,795,000 due to the unexpected push-out of our EL backlighting products in the fourth fiscal quarter by one of our largest customers, an increase in accounts receivable of $1,566,000 due primarily to higher sales, and an increase in prepaid expenses and other assets of $277,000.

Net cash used in investing activities in fiscal 2005 was $32,252,000, primarily from purchase of short-term investments categorized as available for sale of $30,650,000 and for equipment purchases of $1,602,000. In fiscal 2004, net cash used in fiscal 2004 was $15,390,000, primarily from purchase of short-term investments categorized as available for sale of $18,425,000, equipment purchase of $2,010,000, offset by proceeds from sales of short-term investment categorized as available for sale of $5,025,000, and proceeds from sale of property and equipment of $20,000.

Net cash provided by financing activities in fiscal 2005 was $2,358,000, which consisted primarily of proceeds from employee exercises of stock options under the current and former option plans of $2,149,000 and proceeds from employee purchases of stocks under the ESPP of $623,000, offset by $414,000 from common stock repurchases. During fiscal 2005, the Company bought back 26,400 shares of the Company’s common stock in open market or privately negotiated transactions for the total amount of $414,000. The repurchase prices ranged from $14.15 to $18.48 with a weighted average price of $15.68. Such repurchases were made under the repurchase program, which was approved by the Board of Directors. In fiscal 2004, net cash provided by financing activities was $2,559,000, which consisted of proceeds from employee exercises of stock options under the stock option plans of $1,945,000 and employee purchases of stock under the ESPP of $614,000.

The Company expects to spend approximately $2,386,000 for capital acquisitions in fiscal 2006. The Company believes that it has substantial production capacity in place to handle any projected increase in business in fiscal 2006. Most of the Company’s $7,992,000 of property, plant and equipment, net are located in the United States. The Company also believes that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet liquidity and capital requirements through the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect upon our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors. Noted below under “Contractual Obligations” are various commitments we have associated with our business such as lease commitments, open purchase obligations and other items, that are not recorded on our balance sheet, since we have not yet received the related goods or services as of April 2, 2005.

Contractual Obligations

The following table summarizes our significant contractual cash obligations at April 2, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (1)	$5,723	$1,010	$1,861	$1,811	$1,041
Purchase obligations (2)	4,728	4,728	--	--	--
Total Contractual Cash Obligations	$10,451	$5,738	$1,861	$1,811	$1,041

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease for fiscal 2005 amounted to $892,000.
(2) To obtain favorable pricing and resource commitment, we commit to volume purchase to suppliers of our manufacturing materials.

Common Stock Repurchases

There were no shares repurchased in fiscal 2004. Share repurchase activities for fiscal 2005 were as follows:

Number of shares repurchased	26,400
Cost of shares repurchased	$ 414,000
Average price per share	$ 15.68

Since the inception of the repurchase program in 1992 through April 2, 2005, the Company has repurchased a total of 1,048,000 shares of the common stock for an aggregate cost of $6,247,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. At April 2, 2005, 852,000 shares remained authorized for repurchases under the program.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No.43, Chapter 4” (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2007. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is to be applied prospectively and is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on the overall results of operations or financial position.

In December 2004, FASB issued Statement No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees”. SFAS 123R will require the Company to measure the cost its employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In addition, it will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123R to the registrant’s fiscal year beginning on or after June 15, 2005. The Company is therefore required to implement the standard beginning in its fiscal year 2007. In addition, the SEC issued Staff Accounting Bulletin No. 107, or (SAB 107) in March 2005. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R. The Company is currently evaluating the impact of the SFAS 123R on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities. The Company has no holdings of derivative or commodity instruments, and its holdings are for purposes other than trading purposes. The Company's portfolio is primarily comprised of fixed rate securities.  Investments and cash and cash equivalents generated interest income of $1,603,000 in fiscal year 2005. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also adversely impact the fair value of the Company's investments, however, we believe the impact would be minimal since the investment maturities of these securities are short. As of April 2, 2005 the Company had no long-term debt outstanding.

The table below presents the fair value of our interest bearing investment portfolio at April 2, 2005 and April 3, 2004:

			Weighted Average Interest Rate
(Dollars in thousands)	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Available-for-sale securities:
Tax-exempt securities	$44,050	$13,400	2.1%	1.5%

Foreign Currency Exchange Risks

The Company does not hedge any potential risk from any foreign currency exposure. With the Company’s operations in Hong Kong, it faces exposure to an adverse change in the exchange rate of the Hong Kong dollar. The Company believes that its exposure is relatively small thus, it does not employ hedging techniques designed to mitigate this foreign currency exposure. Likewise, the Company could experience unanticipated currency gains or losses. As the level of activity at this operation changes over time, actual currency gains or losses could have an adverse impact to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

With the exception of the quarter ending March 27, 2004, which consisted of 14 weeks, each of the quarters presented in the following page consisted of 13 weeks.

Quarters Ended
Apr 2,	Jan 1,	Oct 2,	Jul 3,	Mar 27,	Dec 27,	Sep 27,	Jun 28,
2005	2005	2004	2004	2004	2003	2003	2003

                                                                (in thousands, except per share amounts)
(Unaudited)
Statement of Income Data:
Net sales	$11,843	$14,925	$15,548	$14,242	$13,590	$13,010	$12,315	$12,479
Costs of sales	6,002	7,043	7,431	7,069	8,423	7,703	7,523	7,289
Gross profit	5,841	7,882	8,117	7,173	5,167	5,307	4,792	5,190
Income (loss) from operations	120	2,747	2,482	2,301	(96)	339	313	570
Income before provision for
income taxes	565	3,439	2,859	2,696	421	938	647	1,124
Net income	$433	$2,250	$1,916	$1,860	$290	$647	$447	$776
Net income per share
Basic	$0.03	$0.17	$0.15	$0.14	$0.02	$0.05	$0.04	$0.06
Diluted	$0.03	$0.17	$0.15	$0.14	$0.02	$0.05	$0.03	$0.06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, including, without limitation, that such information is accumulated and communicated to Company management, including the Company's Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officer has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of April 2, 2005, and has determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of April 2, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that, as of April 2, 2005, our internal control over financial reporting is effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K, and have also audited management’s assessment of the effectiveness of our internal control over financial reporting as well as the effectiveness of our internal control over financial reporting as of April 2, 2005. The Report appears under Item 15(a)(1).

(c)  Changes in Internal Control over Financial Reporting.

There were no significant changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, such control.  However, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted a thorough review of all of our internal control processes and procedures leading up to its assessment of the effectiveness of the Company’s internal control over financial reporting as of April 2, 2005. This review highlighted a number of processes where we had the opportunity to improve internal controls. Accordingly, during the fourth quarter, our management further strengthened access controls to sensitive financial systems, subsystems, and data, improved documentation of testing financial application changes, further segregated duties in critical functional areas, and strengthened control procedures and practices over financial reporting processes.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Item 9B. Other Information.

None

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Stockholders to be held on August 19, 2005 (the “Proxy Statement”).

Item 10. Directors and Executive Officers of the Registrant

Information regarding our directors is set forth under "Election of Directors" in the Proxy Statement and is incorporated by reference. The information required by Item 405 of Regulation S-K with respect to disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Compliance with Section 16(a) of the Exchange Act” in the 2005 Proxy Statement. The required information regarding executive officers is included in Part I hereof under caption "Executive Officers of the Company."

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

Disclosure of whether or not we have a financial expert serving on the audit committee of our Board of Directors, and if so who that individual is, is contained in the 2005 Proxy Statement under the caption “Audit Committee Financial Expert” and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding the Company's remuneration of its officers and directors is set forth under "Compensation of Directors" and "Compensation of Executive Officers" in the 2005 Proxy Statement and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the 2005 Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The Company leased a portion of a building, consisting of approximately 5,600 sq. ft at 1225 Bordeaux Drive, Sunnyvale, California under an operating lease from Fortuna Realty Co, a corporation owned by a former Supertex Director, Yunni Pao. The lease will expire on April 1, 2007, which coincides with our sublease agreement with Reaction Technology, our epitaxial deposition service provider at essentially the same cost. Previously we leased the entire building, consisting of approximately 20,000 sq.ft. The total rental expenses paid to Fortuna Realty Co. were $125,000, $125,000, and $130,000 in fiscal years 2005, 2004, and 2003, respectively. We believe that the lease with Fortuna Realty Co. was and is at prevailing market rates.

Mr. Richard Siegel, the Executive Vice President of the Company, is a member of the Board of Directors for All American Semiconductor. All American Semiconductor is a national distributor of electronic components manufactured by others and is a major distributor for Supertex. Sales to this distributor for fiscal years 2005, 2004, and 2003, were $2,183,000, $2,510,000, and $3,120,000, respectively. The accounts receivable due from All American Semiconductor at April 2, 2005, and April 3, 2004 were $530,000 and $481,000, respectively. Supertex has no long-term distributorship agreement with All American Semiconductor, instead operating on the basis of purchase orders and sales order acknowledgement.

Item 14. Principal Accountant Fees and Services

Information required by this Item regarding accounting fees and services is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2005 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits

(a)	The following documents are filed as part of this form:
		Page No.
1.	Report of Independent Registered Public Accounting Firm………………………………….........................................................................................	35

2.	Consolidated Financial Statements:
	Consolidated Balance Sheets at April 2, 2005 and April 3, 2004……………………….........................................................................................	37
	For the three years ended April 2, 2005, April 3, 2004 and March 29, 2003:
	Consolidated Statements of Income……………………………………………….........................................................................................	38
	Consolidated Statements of Shareholders' Equity………………………………….....................................................................................	39
	Consolidated Statements of Cash Flows………………………………………….........................................................................................	40
	Notes to Consolidated Financial Statements…………………………………………………..................................................................................	41

3. Exhibits.

Exhibit	Exhibit Description

2.1 (1)	Agreement for purchases and sale of assets by and between Supertex, Inc. and Orbit Semiconductor dated January 16, 1999.

3.1 (2)	Restated Articles of Incorporation of Registrant filed May 21, 1980.

3.2 (2)	Certificate of Amendment of Articles of Incorporation filed April 16, 1981.

3.3 (2)	Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

3.4 (5)	Bylaws of Registrant, as amended.

10	Deferred Compensation Plan (Supplemental Employee Retirement Plan), which became effective January 1, 1996.

10.2
Lease Assignment agreement for 71 Vista Montana, San Jose, California, dated February 1, 1999 among Orbit Semiconductor, as assignor, Sobrato Development Companies #871, as landlord, and Supertex, Inc., as assignee.

10.6 (4)	1991 Stock Option Plan which became effective, with form of stock option agreement.

10.6a (5)	1991 Stock Option Plan, as amended as of August 4, 1995, with form of stock option agreement.

10.6b (6)	1991 Stock Option Plan, as amended as of August 6, 1999, with form of stock option agreement.

10.6c (7)	2000 Employee Stock Purchase Plan.

10.6d (8)	2001 Stock Option Plan, which became effective, with form of stock option agreement.

10.7 (2)	Profit Sharing Plan.

10.21 (3)	Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (See signature page).

31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (1)  Incorporated by reference to exhibit of same number filed with current report on form 8-K dated January 19, 1999.

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

(b) Exhibits 23.1, 24.1, 31.1, and 32.2 are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUPERTEX, INC.

Dated: June 16, 2005	/s/ Henry C. Pao
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

Signature	Title	Date

/s/ Henry C. Pao	President, Principal Executive and	June 16, 2005
(Henry C. Pao)	Financial Officer and Director

/s/ Richard E. Siegel	Executive Vice President and Director	June 16, 2005
(Richard E. Siegel)

/s/ W. Mark Loveless	Director	June 16, 2005
(W. Mark Loveless)

/s/ Elliott Schlam	Director	June 16, 2005
(Elliott Schlam)

/s/ Milton Feng	Director	June 16, 2005
(Milton Feng)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Supertex, Inc.:

We have completed an integrated audit of Supertex, Inc.’s (the Company) 2005 consolidated financial statements and of its internal control over financial reporting as of April 2, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the financial position of Supertex, Inc. and its subsidiary at April 2, 2005 and April 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 2, 2005 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
San Jose, California
June 15, 2005

SUPERTEX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 2, 2005	April 3, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$38,634	$57,717
Short-term investments	49,783	18,407
Trade accounts receivable	7,898	7,667
Inventories	12,624	12,606
Prepaid expenses and other current assets	917	642
Deferred income taxes	6,322	4,989
Total current asset	116,178	102,028
Property, plant and equipment, net	7,992	9,731
Other assets	96	94
Deferred income taxes	2,111	944
TOTAL ASSETS	$126,377	$112,797

LIABILITIES
Current Liabilities:
Trade accounts payable	$3,280	$2,354
Accrued salaries and employee benefits	8,720	7,449
Other accrued liabilities	634	481
Deferred revenue	3,610	3,254
Income taxes payable	3,038	1,485
Total current liabilities	19,282	15,023

Commitments and contingencies (Note 10)

SHAREHOLDERS' EQUITY
Preferred stock, no par value -- 10,000 shares authorized, none outstanding	--	--
Common stock, no par value -- 30,000 shares authorized;
issued and outstanding 13,086 shares and 12,889 shares	33,543	32,134
Retained earnings	71,752	65,640
Total shareholders' equity	107,095	97,774
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$126,377	$112,797

See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	April 2, 2005	April 3, 2004	March 29, 2003
Net sales	$56,558	$51,394	$54,915
Cost and expenses:
Cost of sales	27,545	30,938	34,103
Research and development	9,780	9,570	9,338
Selling, general and administrative	11,583	9,760	8,722
Total costs and expenses	48,908	50,268	52,163
Income from operations	7,650	1,126	2,752
Other income:
Interest income	1,603	1,164	916
Other income, net	306	840	530
Income before provision for income taxes	9,559	3,130	4,198
Provision for income taxes	3,100	970	1,343
Net income	$6,459	$2,160	$2,855

Net income per share
Basic	$0.50	$0.17	$0.23
Diluted	$0.49	$0.17	$0.22
Shares used in per share computation
Basic	12,985	12,758	12,598
Diluted	13,239	13,051	12,757

See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Number of Common Shares	Stock Amount	Retained Earnings	Shareholders’ Equity

Balance, March 30, 2002	12,544	$ 27,454	$ 60,642	$ 88,096
Stock options exercised	88	829	--	829
Shares received in lieu of cash for exercise of options	(18)	(252)	--	(252)
Issuance of shares under ESPP	46	575	--	575
Stock repurchased	(2)	(12)	(17)	(29)
Tax benefit from stock options	--	451	--	451
Net income	--	--	2,855	--
Total comprehensive income	--	--	--	2,855
Balance, March 29, 2003	12,658	29,045	63,480	92,525
Stock options exercised	221	2,678	--	2,678
Shares received in lieu of cash for exercise of options	(40)	(733)	--	(733)
Issuance of shares under ESPP	50	614	--	614
Tax benefit from stock options	--	530	--	530
Net income	--	--	2,160	--
Total comprehensive income	--	--	--	2,160
Balance, April 3, 2004	12,889	32,134	65,640	97,774
Stock options exercised	183	2,330	--	2,330
Shares received in lieu of cash for exercise of options	(8)	(181)	--	(181)
Issuance of shares under ESPP	48	623	--	623
Stock repurchased	(26)	(67)	(347)	(414)
Tax benefit from stock options	--	504	--	504
Net income	--	--	6,459	--
Total comprehensive income	--	--	--	6,459
Balance, April 2, 2005	13,086	$ 35,343	$ 71,752	$ 107,095

See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Fiscal Year Ended
CASH FLOWS FROM OPERATING ACTIVITIES	April 2, 2005	April 3, 2004	March 29, 2003
Net income	$6,459	$2,160	$2,855
Non-cash adjustments to net income:
Depreciation and amortization	3,293	4,363	5,542
Provision for doubtful accounts and sales returns	1,335	1,599	1,989
Provision for excess and obsolete inventories	1,777	1,044	1,493
Gain on sale of long-term investments	--	--	(1,092)
Loss on disposal of assets	48	--	60
Impairment of long-term investment	--	--	750
Deferred income taxes	(2,500)	370	(25)
Tax benefit from exercise of stock options	504	530	451
Changes in operating assets and liabilities:
Short-term investments, categorized as trading	(726)	(1,062)	(3,945)
Trade accounts receivable	(1,566)	868	(2,687)
Inventories	(1,795)	932	419
Prepaid expenses and other assets	(277)	(64)	327
Trade accounts payable and accrued expenses	2,350	(557)	(2,148)
Deferred revenue	356	1,253	272
Income taxes payable	1,553	(1,819)	2,738
Total adjustments to net income	4,352	7,457	4,144
Net cash provided by operating activities	10,811	9,617	6,999
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,602)	(2,010)	(1,389)
Proceeds from disposal of property and equipment	--	20	10
Sales of short-term investments, categorized as available for sale	396,258	10,400	--
Sales of long-term investments, categorized as available for sale	--	--	1,696
Purchases of short-term investments, categorized as available for sale	(426,908)	(23,800)	--
Net cash (used in) provided by investing activities	(32,252)	(15,390)	317
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	2,772	2,559	1,152
Stock Repurchased	(414)	--	(29)
Net cash provided by financing activities	2,358	2,559	1,123
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,083)	(3,214)	8,439
CASH AND CASH EQUIVALENTS:
Beginning of period	57,717	60,931	52,492
End of period	$38,634	$57,717	$60,931
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$3,543	$1,889	$9
See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Supertex designs, develops, manufactures, and markets high voltage analog and mixed signal integrated circuits utilizing high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. The Company supplies standard and custom interface products primarily for the use in the medical electronics, imaging, LED lighting, and telecommunications markets. We also provide custom processing services for the manufacture of integrated circuits, using customer-owned designs and mask toolings. Under this “custom processing service” arrangement, a tangible product is sold, and the Company bears the risk of loss until title is passed after production is completed, which is the same for our proprietary standard and custom integrated circuits. The Company does not rent its equipment to any customer.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Fiscal Period

The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31. Fiscal year 2005 comprises 52 weeks, fiscal year 2004 comprises 53 weeks, and fiscal year 2003 comprises 52 weeks.

Use of Estimates

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

Certain Risks and Uncertainties

The Company’s business is concentrated in the high voltage semiconductor component industry, which is rapidly changing, highly competitive and subject to competitive pricing pressures. The Company's operating results may experience substantial period-to-period fluctuations due to these factors, including the cyclical nature of the semiconductor industry, the changes in customer requirements, the timely introduction of new products, the Company's ability to implement new capabilities or technologies, its ability to manufacture efficiently, its reliance on subcontractors and vendors and general economic conditions.

Cash and Cash Equivalents

Investments with an original or remaining maturity of 90 days or less, as of the date of purchase, are considered cash equivalents, and consist of highly liquid money market instruments, demand notes and income tax exempt municipal bonds. The Company maintains cash balances at a variety of financial institutions and have not experienced any material losses relating to such balances. The Company invests its excess cash in fixed income

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

money market products and auction rate securities with maturities of no longer than twelve months. The Company began investing in auction rate securities in fiscal 2004.

As of April 3, 2004, the Company revised its classification of auction rate securities having a stated or contractual maturity date for the underlying security in excess of 90 days in its Consolidated Balance Sheet to Short-term investments from Cash and cash equivalents. The impact of this revision was to increase Short-term investments as of April 3, 2004 by $13,400,000 and reduce Cash and cash equivalents by an equivalent amount. For the year ended April 3, 2004, the Company reflected the purchases and sales of such securities in investing cash flows in its Consolidated Statement of Cash Flows, which increased Net cash used in investing activities by $13,400,000. Previously, the Company had classified these types of securities as cash equivalents.

Short-term Investments

At April 2, 2005, short-term investments categorized as available for sale consisted entirely of investments in tax-exempt fixed income securities and are presented within short-term investments on the consolidated balance sheets. Short-term investments categorized as trading consisted entirely of investments held by the Company’s Supplemental Employee Retirement Plan (SERP) and are presented as short-term investments on the consolidated balance sheets. The Company’s SERP also had investments in equity securities that were not publicly traded during fiscal year 2003.

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. The Company accounts for its investments in auction rate securities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Securities.” Regardless of the frequency of the interest rate reset date, which results in a highly liquid market similar to cash equivalents, when the underlying security of an auction rate security has a stated or contractual maturity date in excess of 90 days at the day of purchase, the security is classified as an available-for-sale marketable debt security.

Realized and unrealized gains or losses are determined on the specific identification method and are reflected in other income, net. At April 2, 2005, the realized gain associated with trading securities held at the balance sheet date was $240,000 and is included within other income, net. This amount was offset by compensation expense recognized in the same amount, which is included in operating expenses. Unrealized gains and losses associated with available for sales securities was nil at April 2, 2005.

Investments in equity securities that are not traded on public markets are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of such equity investments and when a decline in the value is other than temporary, the securities are reduced to their fair value. An impairment charge of $750,000 was taken in the second quarter of fiscal 2003 due to the uncertainty surrounding the recoverability of an investment in a start-up company. The carrying value of the Company’s investments in equity securities that are not traded on public markets was nil at April 2, 2005 and April 3, 2004.

Accounts Receivable

An allowance for doubtful accounts is calculated based on a percentage applied to outstanding accounts receivable, specific doubtful account identification, and management judgment. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Concentration of credit risk and foreign operations

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s accounts receivable are derived from sales and earned from customers located in the U.S. and certain foreign countries and regions, including Europe, Asia and Japan. For the years ended April 2, 2005, April 3, 2004 and March 29, 2003, sales to foreign customers based on destination locations were all denominated in U.S. dollars and accounted for 44%, 43%, and 39%, of net sales, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers.

Foreign Currency Risk

With the Company’s operations in Hong Kong, it may face exposure to an adverse change in the exchange rate of the Hong Kong dollar that is currently pegged to the U.S. dollar. The Company believes that its exposure is relatively small thus, it does not employ hedging techniques designed to mitigate this foreign currency exposure. Likewise, the Company could experience unanticipated currency gains or losses. As the level of activity at this operation changes over time, actual currency gains or losses could have an adverse impact to the consolidated financial statements.

A small amount of the Company’s assets are denominated in Hong Kong dollars including two bank accounts, one for its Hong Kong subsidiary’s daily cash requirements while the second account is held for that subsidiary’s employees’ contributions to the Employee Stock Purchase Plan. All other cash and investment accounts are denominated in US dollars and domiciled in the United States with the exception of one investment account that is domiciled in Ireland.

Substantially all of the Company’s foreign sales are denominated in United States dollars. Currency exchange fluctuations in countries where the Company does business could harm the business by resulting in pricing that is not competitive with prices denominated in local currencies.

Foreign Currency Translation

The functional currency of the Company’s Hong Kong subsidiary is the U.S. dollar. As such, gains and losses resulting from translation from local currency to the U.S. dollar are included in other income, net. Such gains and losses have not been material for any period presented.

Significant Customers

Microtek Inc., the Company’s primary distributor in Japan, accounted for 12% of net sales in fiscal 2005, and 10% and 11% of fiscal 2004, and fiscal 2003 respectively. Outstanding accounts receivable from Microtek accounted for 16% and 7% of gross accounts receivable as of April 2, 2005 and April 3, 2004, respectively. No other customer accounted for more than 10% of net sales in fiscal 2005, 2004 and 2003; or more than 10% of accounts receivable at April 2, 2005 and April 3, 2004.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. The Company’s inventories include high technology parts and components that are specialized in nature and subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence when estimating amounts required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term.

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

Revenue Recognition

The Company recognizes revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection of the resulting receivable is reasonably assured. For sales to original equipment manufacturers (OEMs), the Company uses either a binding purchase order or signed agreement as evidence of an arrangement. Sales through distributors are evidenced by a distributor agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Sales to distributors are made primarily under arrangements allowing limited rights of return, limited price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, the Company defers the recognition of such sales and the related costs of sales until distributors have sold the merchandise to their end-user customers. The distributors provide an inventory balance report at the end of each period, which allows the Company to determine products sold to their end-customer.

A small amount of deferred revenue is from upfront billings from customers under non-recurring engineering (NRE) contracts as well as a customer advance under a licensing agreement. The Company recognizes revenue from Non-recurring Engineering (NRE) contracts upon completion of contract milestones, which corresponds to when the Company provides the services and/or products. Revenue is deferred for any amounts received prior to completion of engineering contract milestones, such as amounts received upon signing of contract. Some of the NRE contracts include formal customer acceptance provisions. In this case, at the end of each period, the Company determines whether customer acceptance has been obtained for the specific milestone. If customer acceptance has not been obtained, the Company defers the recognition of such revenue until customer acceptance is obtained.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Research and Development Expense

All research and development expenses that have no alternative future use are expensed as incurred. Research and development expenses consist primarily of payroll and benefits of those employees engaged in research, design and development activities; costs related to design tools, license expenses related to intellectual property, supplies and services; depreciation and other occupancy costs. The Company also expenses prototype wafers and mask sets related to new products until such new products are released to production.

Net Income per Share

Basic earnings per share ("EPS") is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options.

The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the basic and diluted EPS calculations.

(in thousands except per share value)	Fiscal Years Ended
	April 2, 2005	April 3, 2004	March 29, 2003
BASIC:
Weighted average shares outstanding	12,985	12,758	12,598
Net income	$ 6,459	$ 2,160	$ 2,855
Net income per share	$ 0.50	$ 0.17	$0.23

DILUTED:
Weighted average shares outstanding	12,985	12,758	12,598
Effect of dilutive securities: stock options	254	293	159
Total	13,239	13,051	12,757
Net income	$ 6,459	$ 2,160	$ 2,855
Net income per share	$ 0.49	$ 0.17	$ 0.22

Options to purchase the Company’s common stock of 299,620 shares at an average price of $29.00, 371,088 shares at an average price of $29.35 per share, and 643,056 shares at an average price of $24.68 per share in fiscal 2005, 2004, and 2003, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transaction Involving Stock Compensation” (“FIN 44”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the stock option exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are offered to other than employees for acquiring or in conjunction with selling goods or services” (“EITF 96-18”). Under SFAS No. 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value, re-measured at each period end until a commitment date is reached, which is generally the vesting date.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Had the Company recorded compensation costs for stock options issued to employees under the Company’s stock option plans and Employee Stock Purchase Plan based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, the net income and net income per share for the years ended April 2, 2005, April 3, 2004, and March 29, 2003 would have been reduced to the pro forma amounts indicated on the table in the following page:
                                            Fiscal Years Ended
(in thousands except per share amount)		April 2, 2005	April 3, 2004	March 29, 2003

Net income	As reported	$ 6,459	$ 2,160	$ 2,855
Add:	Stock-based employee compensation expense included in reported net income, net of tax	--	--	--

Deduct:	Stock-based employee compensation expense determined under fair value based method, net of tax	(1,272)	(1,063)	(1,851)

	Pro forma	$ 5,187	$ 1,097	$ 1,004

Basic earnings per share	As reported	$ 0.50	$ 0.17	$ 0.23

	Pro forma	$0.40	$ 0.09	$ 0.08
Diluted earnings per share	As reported	$ 0.49	$ 0.17	$ 0.22

	Pro forma	$ 0.40	$ 0.08	$ 0.08

To compute the estimated fair value of each option grant under the Option Plans and employee’s purchase rights under the ESPP, the Black-Scholes options pricing model was used with the following weighted average assumptions:

                                                                                  Employee Stock Option Plans                                    ESPP
	2005	2004	2003	2005	2004	2003
Risk-free interest rate	2.80%	2.27%	2.52%	1.67%	1.02%	1.28%
Expected term of options from vest date (years)	1.52	1.37	1.30	0.50	0.50	0.50
Expected volatility	51.61%	53.65%	72.18%	51.03%	41.71%	59.92%
Expected dividends	--	--	--	--	--	--
Weighted-average fair value	$ 17.94	$ 17.53	$ 13.44	$ 15.13	$ 14.44	$ 14.58

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Income Taxes

Income taxes are reported under Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” (“SFAS 109”) and, accordingly, deferred taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and operating loss and tax credit carry-forwards. A valuation allowance is provided for deferred tax assets when management cannot conclude, based on the available evidence, that it is more likely than not that all or a portion of the deferred tax assets will be realized through future operations.

Advertising Costs

The Company expenses advertising and promotional costs as they are incurred.

Fair Value of Financial Instrument

Carrying amounts of certain of the Company's financial instruments including cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Comprehensive Income

Comprehensive income includes all changes in equity during a period from non-owner sources. The Company’s comprehensive income did not differ from net income for any period presented.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No.43, Chapter 4” (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2007. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is to be applied prospectively and is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on the overall results of operations or financial position.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In December 2004, FASB issued Statement No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R will require the Company to measure the cost its employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In addition, it will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123R to the registrant’s fiscal year beginning on or after June 15, 2005. The Company is therefore required to implement the standard beginning in its fiscal year 2007. In addition, the SEC issued Staff Accounting Bulletin No. 107, or (SAB 107) in March 2005. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R. The Company is currently evaluating the impact of the SFAS 123R on its financial statements.

2. SHORT-TERM INVESTMENTS (in thousands):

	April 2, 2005	April 3, 2004
Available-for-sale securities (tax-free municipal bonds)	$ 44,050	$ 13,400
Trading securities (other debt securities)	5,733	5,007
	$ 49,783	$ 18,407

The Company’s portfolio of short-term investments by contractual maturities is as follows:

	April 2, 2005	April 3, 2004
Available-for-sale securities:
Due after ten years	$ 44,050	$ 13,400

Trading securities:
Due in one year or less	5,733	5,007
	$ 49,783	$ 18,407

Short-term investment in available-for-sale securities for fiscal years 2005 and 2004, consisted entirely of tax-exempt auctioned rate securities. Short-term investments in trading securities for fiscal years 2005 and 2004 consisted entirely of investments held by the Company’s Supplemental Employee Retirement Plan.

3. ACCOUNTS RECEIVABLE, NET (in thousands)

	April 2, 2005	April 3, 2004
Accounts receivable	$ 8,602	$ 8,053
Less: Allowance for doubtful accounts and sales returns	(704)	(386)
	$ 7,898	$ 7,667

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Allowance for doubtful accounts and sales returns are:
	2005	2004	2003
Balance at beginning of fiscal year	$ 386	$ 615	$ 1,465
Charged to costs & expenses	1,335	1,599	1,989
Write-off of accounts	(1,017)	(1,828)	(2,839)
Balance at end of fiscal year	$ 704	$ 386	$ 615

4. INVENTORIES (in thousands):

	April 2, 2005	April 3, 2004
Raw materials	$ 1,220	$ 1,266
Work-in-process	7,371	6,795
Finished goods	4,033	4,545
	$12,624	$ 12,606

The Company wrote down inventory valued at $1,777,000 and $1,044,000 for fiscal year 2005 and 2004, respectively. The Company realized gross margin benefits from the sale of previously written down inventory of $990,000 and $820,000 for fiscal 2005 and 2004, respectively.

5. DEFERRED REVENUE

The Company defers the recognition of revenue on shipments to distributors and the related costs of sales until the distributors have sold the products to their end-user customers because of the uncertainty associated with possible returns and pricing concessions. Sales through the distributors are made primarily under arrangements allowing limited rights of return, limited price protection and the right of stock rotation on merchandise unsold by distributors. Deferred revenue also includes a customer advance under a licensing agreement as well as upfront payments received from customers. Inventories held by distributors for which revenue has been deferred are included in inventories reported at the period ends.

Deferred revenue consisted of (in thousands):

	April 2, 2005	April 3, 2004
Shipments to distributors	$ 3,306	$ 2,678
Technology license	262	412
Others	42	164
Deferred revenue	$ 3,610	$ 3,254

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. PROPERTY, PLANT AND EQUIPMENT (in thousands):

	April 2, 2005	April 3, 2004
Land	$825	$825
Machinery and equipment	33,691	32,282
Leasehold improvements	2,252	2,243
Building	2,468	2,461
Furniture and fixtures	330	297
	39,566	38,108
Less accumulated depreciation	(31,574)	(28,377)
	$7,992	$9,731

7. INCOME TAXES

The components of the provision for income are as follows (in thousands):

	Fiscal Years Ended
	April 2, 2005	April 3, 2004	March 29, 2003

U.S. Federal current	$4,487	$886	$802
U.S. Federal deferred	(2,381)	(727)	(188)
	2,106	159	614

Non-US current	878	450	491

State current	167	4	25
State deferred	(51)	357	213
	116	361	238
	$3,100	$970	$1,343

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

	Fiscal Years Ended
	April 2, 2005	April 3, 2004	March 29, 2003
Tax provision at US statutory rates	35%	35%	35%
State tax provision, net of Federal benefits	3	5	5
Tax credits	(6)	(12)	(8)
Foreign earnings tax differential	2	(7)	(7)
Tax exempt investment income	(2)	0	0
Other	0	10	7
	32%	31%	32%

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Significant components of deferred tax assets are as follows (in thousands):

	Fiscal Years Ended
Deferred tax assets:	April 2, 2005	April 3, 2004	March 29, 2003
Accrued employee benefits	$ 733	$ 554	$ 576
Inventory reserves	1,604	1,131	890
Accrued liabilities	2,287	1,905	1,527
Deferred revenue on shipments to distributors	1,421	1,253	793
Allowances for doubtful accounts and sales returns	277	146	244
Depreciation and amortization	1,234	28	1,031
Tax credits	877	916	1,242
Total deferred tax assets	$ 8,433	$ 5,933	$ 6,303

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

The domestic and foreign components of income before income taxes are (in thousands):

Fiscal Years Ended
	April 2, 2005	April 3, 2004	March 29, 2003
United States	$ 7,489	$ 1,472	$ 2,243
Foreign	2,070	1,658	1,955
	$ 9,559	$ 3,130	$ 4,198

Undistributed earnings of the Company’s wholly owned Hong Kong subsidiary of $5,205,000 at April 2, 2005, are considered to be indefinitely reinvested and, accordingly, no provision for Federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to United States income taxes and Hong Kong withholding taxes payable.

The American Jobs Creation Act of 2004 (the Jobs Act), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in approximately 5.25% Federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company’s chief executive officer and approved by the Company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

The Company does not anticipate it will apply the above provision to qualify for earnings repatriations in fiscal 2006; however, as additional clarifying language on key elements of the repatriation provision becomes available, the Company will continue to analyze and assess whether such repatriation would be practical.

At April 2, 2005, the Company had tax credit carry-forwards of approximately $1,350,000 for state tax purposes, which will carry forward indefinitely if not utilized. Tax benefits of $504,000 in 2005, $530,000 in 2004, and $451,000 in 2003 associated with the exercise of stock options were recognized in shareholders’ equity.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan -- The Company has a discretionary profit sharing plan for the benefit of eligible employees. Related expenses were $977,000, $235,000, and $423,000, in fiscal 2005, 2004, and 2003, respectively.

Savings and Retirement Plan -- The Supertex Savings and Retirement Plan allows for employee savings intended to qualify under the provisions of Section 401 of the Internal Revenue Code (IRC). Employees having at least three months of service may make pretax contributions of up to the IRC maximum allowable amount of the employees’ qualified compensation. The Company matches certain percentages of employee contributions, all of which are 100% vested. In fiscal years 2005, 2004, and 2003, the Company's matching contributions were $183,000, $191,000, and $210,000, respectively.

Supplemental Employee Retirement Plan -- The Supplemental Employee Retirement Plan (the “SERP”) is a non-qualified deferred compensation plan that covers a select group of management or highly compensated employees of the Company. The SERP was adopted by the Company, effective January 1, 1996. The Plan assets at April 2, 2005 of $5,733,000 are included in short-term investments in the Company's consolidated balance sheet at April 2, 2005 and classified as trading securities. Such assets shall at all times be subject to claims of the general creditors of the Company.

SERP obligations are based on the fair value of the underlying assets owed to participants as stipulated by the SERP and are included in accrued liabilities in the consolidated financial statements. The Executive Compensation Committee is responsible for the general administration and interpretation of the SERP and for carrying out its provisions.

Employee Stock Purchase Plan -- The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the “ESPP”) and the reservation of shares of common stock for issuance under this Plan at the August 18, 2000 annual shareholder’s meeting. The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of the Company’s fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by the Board of Directors. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six month offering period, whichever is lower. An eligible employee may purchase no more than 500 shares during any six-month offering period. For fiscal year 2005 there were 48,456 shares of the Company’s common stock that were issued under the ESPP compared to 50,086 shares and 46,408 shares of common stock issued in fiscal 2004 and 2003 respectively. There are 309,811 shares available for future issuance under the ESPP at the end of fiscal year 2005.

Stock Option Plans -- The 1991 Stock Option Plan (the “1991 Plan”) provides for granting incentive stock options to employees, and non-statutory stock options to employees and consultants. Terms for exercising options are determined by the Board of Directors, and options expire at the earlier of the term provided in the Notice of Grant or upon termination of employment or consulting relationship. The 1991 Plan expired in June 2001, thus there were no options available for grant under the 1991 Plan.

A total of 2,825,715 shares of the Company's common stock were reserved for issuance under the 1991 Plan. Options granted under the 1991 Plan are granted at the fair market value of the Company's common stock on the date of grant and generally expire 7 years from the date of grant or at termination of service, whichever occurs first. The options generally are exercisable beginning one year from date of grant and generally vest ratably over a five-year period.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company’s shareholders approved the adoption of the 2001 Stock Option Plan (the “2001 Plan”) and the
reservation of 2,000,000 shares of common stock for issuance under 2001 Plan at the August 17, 2001 annual meeting of shareholders. Terms for exercising options and vesting schedules are similar to the 1991 Plan.

Activity under the 1991 Option Plan is as follows:

	Available		Options Outstanding	Weighted
	For Grant	Shares	Price Per Share	Average Exercise Price
Balance, March 30, 2002	--	1,484,660	$ 7.50 - 46.34	$ 17.19
Exercised	--	(87,520)	7.25 - 19.56	9.47
Canceled	87,760	(87,760)	9.38 - 46.34	23.96
Expired	(87,760)	--
Balance, March 29, 2003	--	1,309,380	10.31 - 46.34	17.21
Exercised	--	(217,650)	10.31 - 19.56	12.05
Canceled	129,500	(129,500)	11.00 - 46.34	26.67
Expired	(129,500)	--
Balance, April 3, 2004	--	962,230	10.31 - 46.34	17.10
Exercised	--	(150,020)	10.31 - 19.56	12.13
Canceled	14,560	(14,560)	12.53 - 46.34	21.30
Expired	(14,560)	--
Balance, April 2, 2005	--	797,650	$ 10.31 - 46.34	$ 17.96

Activity under the 2001 Option Plan is as follows:

	Available		Options Outstanding
	For Grant	Shares	Price Per Share	Weighted Average Exercise Price
Balance, March 30, 2002	1,872,700	127,300	$7.50 - 46.34	$17.65
Granted	(132,200)	132,200	11.30 - 17.67	13.44
Canceled	24,800	(24,800)	13.16 - 17.14	13.72
Balance, March 29, 2003	1,765,300	234,700	11.30 - 21.31	15.69
Granted	(324,800)	324,800	17.11 - 18.52	17.53
Exercised	--	(3,451)	11.30 - 17.14	15.61
Canceled	38,449	(38,449)	15.83 - 21.31	18.07
Balance, April 3, 2004	1,478,949	517,600	11.30 - 21.31	16.67
Granted	(205,600)	205,600	15.67 - 21.75	17.94
Exercised	--	(33,110)	11.30 - 18.52	15.42
Canceled	48,560	(48,560)	11.30 - 21.75	17.06
Balance, April 2, 2005	1,321,909	641,530	$11.30 - $21.75	$17.11

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The options outstanding and currently exercisable by exercise price under the combined 1991 and 2001 Option Plans at April 2, 2005 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$10.31 - $12.53	369,900	2.83	$11.37	194,000	$11.26
13.16 - 17.11	461,000	3.46	15.22	271,140	14.41
17.14 - 19.56	402,330	4.89	17.95	134,210	18.58
21.31 - 46.34	205,950	3.39	33.29	129,060	36.58
$ 10.31 - $46.34	1,439,180	3.69	$17.58	728,410	$18.27

The weighted average fair value of options granted during fiscal 2005, 2004, and 2003 was $9.25 per share, $8.91 per share, and $10.37 per share, respectively. All options were granted at market price of the Company's common stock on the date of grant.

9. RELATED PARTY TRANSACTIONS

Mr. Richard Siegel, the Executive Vice President of the Company, is a member of the Board of Directors for All American Semiconductor. All American Semiconductor is a national distributor of electronic components manufactured by others and is a major distributor of the Company. Sales to this distributor for fiscal years 2005, 2004, and 2003 were $2,183,000, $2,510,000, and $3,120,000, respectively. The accounts receivable due from All American Semiconductor at April 2, 2005 and April 3, 2004 were $530,000 and $481,000, respectively. The Company has no long-term distributorship agreement with All American Semiconductor, instead operating on the basis of purchase orders and sales order acknowledgement.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

As part of the Company’s acquisition of Orbit’s six-inch wafer fabrication operation in fiscal 1999, the Company assumed an operating lease for its manufacturing facility. On January 28, 2004, the Board of Directors of the Company approved the amendment of the lease extending the lease term to seven years, expiring on April 30, 2011 at a specified new rent schedule. Rent started at $62,000 per month with a provision for an annual increase of $3,000. The Company is responsible for maintenance costs, including real property taxes, utilities, insurance and other costs. The Company has one five-year option remaining which if exercised would extend the lease to April 2016. A portion of the facility is subleased to an unrelated company.

The Company also leases a facility to house its operations in Hong Kong under an operating lease for the equivalent of approximately $9,000 per month exclusive of building maintenance fees, rates, taxes and other duties imposed by the government of Hong Kong upon the leased property. The lease agreement was renewed in December 1, 2003 and has a term of three years.

The Company leases a portion of a building under an operating lease from Fortuna Realty Co, a corporation owned by a former Supertex Director, Yunni Pao. The lease will expire on April 1, 2007. Previously we leased the entire building. Under the lease, monthly rent is $10,442 per month and Supertex is responsible for its pro-rata maintenance costs, including real property taxes, and other costs. This facility is being subleased to one of the Company’s providers of epitaxial deposition services, expiring on April 1, 2007, essentially at cost. The

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

total rental expenses paid to Fortuna Realty Co. were $125,000, $125,000, and $130,000 in fiscal years 2005, 2004 and 2003, respectively. We believe that the lease with Fortuna Realty Co. was and is at prevailing market rates.

The Company has other operating leases for its field sales offices in New York, Texas and Taiwan expiring at various dates through fiscal year 2006.

Future minimum lease payments and sublease income under all non-cancelable operating leases at April 2, 2005 are as follows (in thousands):

Fiscal Years Ending March 31	Operating Lease	Sublease Income
2006	$ 1,010	$ 347
2007	1,011	352
2008	850	155
2009	887	--
2010	924	--
Thereafter	1,041	--
	$ 5,723	$ 854

Facilities rental expenses, net of facilities sublease, were approximately $892,000, $856,000, and $817,000 (net of facilities sublease income of $135,000, $411,000, and $480,000) in fiscal years 2005, 2004, and 2003, respectively.

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

Legal Proceedings

From time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business. Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse impact on the Company’s financial position, results of operations or cash flows.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. PRODUCT WARRANTY

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

The Company records a reduction to revenue for estimated product returns, including warranty related returns, in the same period as the related revenues are recorded. These estimates are based on historical experience, analysis of outstanding Return Material Authorization and Allowance Authorization data and any other form of notification received of pending returns.

The reductions to revenue for estimated product returns for the fiscal years 2005 and 2004 are as follows (in thousands):

Description	Balance at Beginning of Period	Additions(1)	Deductions(2)	Balance at End of Period
Twelve months ended April 2, 2005
Allowance for sales returns	$ 186	$ 1,278	$ 1,001	$ 463

Twelve months ended April 3, 2004
Allowance for sales returns	$ 365	$ 1,652	$ 1,831	$ 186

(1)	Allowances for sales returns are charged as a reduction to revenue and are recorded on the balance sheet as a reduction to accounts receivable.
            (2) Represents amounts written off against the allowance for sales returns

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

12. COMMON STOCK REPURCHASES

Share repurchase activities were as follows:

	Fiscal Years Ended
	April 2, 2005	April 3, 2004	March 29, 2003
Number of shares repurchased	26,400	--	1,600
Cost of shares repurchased	$ 414,000	--	$ 20,800
Average price per share	$ 15.68	--	$13.00

Since the inception of the repurchase program in 1992 through January 1, 2005, the Company has repurchased a total of 1,048,000 shares of the common stock for an aggregate cost of $6,247,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. At April 2, 2005, 852,000 shares remained authorized for repurchases under the program.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. SEGMENT INFORMATION

The Company operates in one business segment comprising of the design, development, manufacturing and marketing of high voltage analog and mixed signal integrated circuits. The Company's principal markets are in the United States of America, Europe and Asia. The Company’s Chief Operating Officer, the President, Principal Executive and Financial Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Below is a summary of net sales by major geographic area for the years ended April 2, 2005, April 3, 2004, and March 29, 2003:

	Fiscal Years Ended
(in thousands)	April 2, 2005	April 3, 2004	March 29, 2003
Net Sales
United States	$ 31,796	$ 29,072	$ 33,741
Europe	5,133	5,773	5,819
Japan	6,673	5,474	6,137
Asia (excluding Japan)	11,211	9,481	8,055
Other	1,745	1,594	1,163
Total Net Sales	$ 56,558	$ 51,394	$ 54,915

The aggregation of geographic sales information was changed in fiscal year 2004. Sales are now attributed to geographic location based on destination location.

Property, plant and equipment, net by country was as follows (in thousands):

	April 2, 2005	April 3, 2004
United States	$ 7,234	$ 9,161
Hong Kong	758	570
Property, plant and equipment, net	$ 7,992	$ 9,731

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

10.6 (4)             1991 Stock Option Plan which became effective, with form of stock option agreement.

10.6a (5)	1991 Stock Option Plan, as amended as of August 4, 1995, with form of stock option agreement.

10.6b (6)	1991 Stock Option Plan, as amended as of August 6, 1999, with form of stock option agreement.

10.6c (7)           2000 Employee Stock Purchase Plan.

10.6d (8)           2001 Stock Option Plan, which became effective, with form of stock option agreement.

10.7 (2)	Profit Sharing Plan.

10.21 (3)	Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Contained on Signature Page.

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

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-69594, 333-47606 and 033-43691) of Supertex, Inc. of our report dated June 15, 2005 relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
San Jose, California
June 15, 2005

EXHIBIT 31.1
Certifications Under Rule 13a-14(a)/l5d-14(a)

I, Henry C. Pao, certify that:

1. I have reviewed this annual report on Form 10-K of Supertex, Inc., a California corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-a5(f) for the registrant and I have:

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

(d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 16, 2005                              /s/ Henry C. Pao
                                 Henry C. Pao, Ph.D.
                                 Chief Executive Officer and Chief Financial Officer
                                 (Principal Executive and Financial Officer)

Exhibit 32.1

Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. § 1350

I, Henry C. Pao, the chief executive officer and chief financial officer of Supertex, Inc., a California corporation (the “Company”), certify pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, that to my knowledge:

(i)
 the Annual Report of the Company on Form 10-K for the period ending April 2, 2005 (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 16, 2005                                /s/ Henry C. Pao
                                                                       Henry C. Pao, Ph.D.
                                           Chief Executive Officer and Chief Financial Officer

[1]
The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.