Form 10-Q
period 2005-07-02
SUPERTEX INC
filed 2005-08-09
CIK 730000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2005

or

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes X	No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2005
Common Stock, no par value	13,184,902

Total number of pages: 27

SUPERTEX, INC.
QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)
	Three Months Ended
	July 2, 2005	July 3, 2004
Net sales	$15,993	$14,242
Costs and expenses:
Cost of sales	6,806	7,069
Research and development	2,759	2,470
Selling, general and administrative	3,188	2,402
Total costs and expenses	12,753	11,941
Income from operations	3,240	2,301
Interest income	627	308
Other income, net	279	87
Income before provision for income taxes	4,146	2,696
Provision for income taxes	1,327	836
Net income	$2,819	$1,860
Net income per share:
Basic	$0.22	$0.14
Diluted	$0.21	$0.14
Shares used in per share computation:
Basic	13,078	12,904
Diluted	13,215	13,050

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	July 2, 2005	April 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$10,759	$ 38,634
Short-term investments	80,139	49,783
Trade accounts receivable, net of allowances of $774 and $704	9,103	7,898
Inventories	13,110	12,624
Prepaid expenses and other current assets	818	917
Deferred income taxes	6,321	6,322
Total current assets	120,250	116,178
Property, plant and equipment, net	7,728	7,992
Other assets	96	96
Deferred income taxes	2,111	2,111
TOTAL ASSETS	$130,185	$ 126,377

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$3,114	$ 3,280
Accrued salaries and employee benefits	9,360	8,720
Other accrued liabilities	812	634
Deferred revenue	3,181	3,610
Income taxes payable	4,360	3,038
Total current liabilities	20,827	19,282
Commitments and Contingencies (See Note 7)

Shareholders’ Equity:
Preferred stock, no par value - 10,000 shares authorized, none outstanding	--	--
Common stock, no par value - 30,000 shares authorized; issued and outstanding 13,061 and 13,086 shares	35,684	35,343
Retained earnings	73,674	71,752
Total shareholders' equity	109,358	107,095
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$130,185	$ 126,377

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended,
CASH FLOWS FROM OPERATING ACTIVITIES	July, 2 2005	July 3, 2004
Net income	$2,819	$1,860
Non-cash adjustments to net income:
Depreciation	680	784
Reduction in provision for doubtful accounts and sales returns	(398)	(277)
Provision for excess and obsolete inventories	357	518
Changes in operating assets and liabilities:
Short-term investments, categorized as trading	(305)	(98)
Trade accounts receivable	(807)	(390)
Inventories	(843)	281
Prepaid expenses and other assets	100	146
Trade accounts payable and accrued expenses	644	(2)
Deferred revenue	(428)	(238)
Income taxes payable	1,322	834
Total adjustments	322	1,558
Net cash provided by operating activities	3,141	3,418
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(409)	(355)
Purchases of short-term investments, categorized as available for sale	(218,100)	(85,225)
Sales of short-term investments, categorized as available for sale	188,049	73,025
Net cash used in investing activities	(30,460)	(12,555)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	524	489
Repurchase of common stock	(1,080)	(275)
Net cash (used in) provided by financing activities	(556)	214
NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,875)	(8,923)
CASH AND CASH EQUIVALENTS:
Beginning of period	38,634	57,717
End of period	$10,759	$48,794
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$5	$2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to present fairly the statements of financial position as of July 2, 2005 and April 2, 2005, results of operations for the three-month periods ended July 2, 2005 and July 3, 2004, and cash flows for the three months ended July 2, 2005 and July 3, 2004. The April 2, 2005 balance sheet was derived from the audited financial statements included in the 2005 annual report on Form 10-K. All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited condensed consolidated financial statements of Supertex, Inc. for the fiscal year ended April 2, 2005, which were included in the annual report on Form 10-K.

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three-month periods ended July 2, 2005 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year. Fiscal 2006 will be a 52-week year. The three-month periods ended July 2, 2005 (“first quarter of fiscal 2006”), July 3, 2004 (“first quarter of fiscal 2005”), and April 2, 2005 (“fourth quarter of fiscal 2005”) all consist of thirteen weeks.

Note 2 - Inventories

The Company’s inventories consist of high technology semiconductor devices and integrated circuits that are specialized in nature, subject to rapid technological obsolescence and are sold in a highly competitive industry. Inventory balances at the end of each period are adjusted to approximate the lower of cost or market value.

Inventories consisted of (in thousands):

	July 2, 2005	April 2, 2005
Raw materials	$1,099	$1,220
Work-in-process	8,359	7,371
Finished goods	3,652	4,033
Inventories	$13,110	$12,624

The Company wrote down inventory valued at $357,000 for the three months ended July 2, 2005. For the comparable periods in fiscal 2005, the Company wrote down inventory valued at $518,000. The Company realized gross margin benefits of $257,000 for the three-month period ended July 2, 2005, resulting from sale of previously written down inventory. Such benefits were $285,000 for the three-month period ended July 3, 2004.

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

Deferred revenue consisted of (in thousands):

	July 2, 2005	April 2, 2005
Shipments to distributors	$ 2,787	$3,306
Technology license	225	262
Others	169	42
Deferred revenue	$ 3,181	$3,610

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

	Three Months Ended,
	July 2, 2005	July 3, 2004
BASIC:
Net income	$2,819	$1,860
Weighted average shares outstanding for the period	13,078	12,904
Net income per share	$0.22	$0.14

DILUTED:
Net income	$2,819	$1,860
Weighted average shares outstanding for the period	13,078	12,904
Dilutive effect of stock options	137	146
Total	13,215	13,050
Net income per share	$0.21	$0.14

Options to purchase 749,689 shares of the Company’s common stock at an average price of $17.39 per share, and 794,576 shares at an average price of $21.29 per share at July 2, 2005 and July 3, 2004, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

SUPERTEX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (unaudited)

Note 5 - Income Taxes

Income taxes for interim reporting purposes are computed using estimates of the effective annual income tax rate for the entire fiscal year. The effective income tax rate was 32% for the first quarter of fiscal 2006 while the effective income tax rate was 31% for the same period last fiscal year. The provision for income tax for the quarter ended July 2, 2005 and July 3, 2004 was $1,327,000 and $836,000, respectively.

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

Note 6 - Stock-based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under the Financial Standards Board (“FASB”) Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related interpretations, and complies with the disclosure provisions of Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, (“SFAS 123”) and (“SFAS 148”), respectively. SFAS 123 requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

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

Had the Company recorded compensation costs for stock options issued to employees under the Company’s current and former stock option plans and stock sales under its Employee Stock Purchase Plan (ESPP) based on the fair value at the grant date for the awards consistent with the provisions of SFAS No. 123, the net income and net income per share for the three-month period ended July 2, 2005 and July 3, 2004 would have been reduced to the pro forma amounts indicated as follows:

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Three Months Ended
(in thousands except per share amounts)		July 2, 2005	July 3, 2004
Net income as reported		$ 2,819	$ 1,860
Add:	Stock-based employee compensation expense included in reported net income, net of tax	--	--

Deduct:	Stock-based employee compensation expense determined under fair value based method, net of tax	(365)	(586)
	Pro forma net income	$ 2,454	$ 1,274

Basic earnings per share	As reported	$ 0.22	$ 0.14
	Pro forma	$ 0.19	$ 0.10

Diluted earnings per share	As reported	$ 0.21	$ 0.14
	Pro forma	$ 0.19	$ 0.10

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

SUPERTEX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (unaudited)

Legal Proceedings

From time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business. Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse impact on the Company’s financial position or results of operations or cash flows.

Product Warranty

The Company’s policy is to replace defective products at its own expense for a period of 90 days from date of shipment. This liability is limited to replacement of the product and freight and delivery costs or refund or credit of the purchase price. On certain occasions, the Company may pay for rework. The Company usually provides a replaced/reworked product at resale value rather than a refund or credit to meet the warranty obligations. This policy is necessary to protect the Company’s distributors, to improve customer satisfaction, and for competitive reasons. Additionally, it is the custom in Japan and Europe to provide this benefit.

The Company records a reduction to revenue for estimated product returns, including warranty related returns, in the same period as the related revenues are recorded. These estimates are based on historical experience, analysis of outstanding Return Material Authorization and Allowance Authorization data and any other form of notification received of pending returns.

The reductions to revenue for estimated product returns for the three months ended July 2, 2005 and July 3, 2004 are as follows (in thousands):

Description	Balance at Beginning of Period	Additions(1)	Deductions(2)	Balance at End of Period
Three months ended July 2, 2005
Allowance for sales returns	$463	$354	$327	$490

Three months ended July 3, 2004
Allowance for sales returns	$186	$208	$271	$123
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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Contractual Obligations

The following table summarizes the Company’s significant contractual cash obligations at July 2, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (1)	$5,473	$1,020	$1,821	$1,829	$803
Purchase obligations (2)	4,847	4,847	--	--	--
Total contractual cash obligations	$10,320	$5,867	$1,821	$1,829	$803

(1) The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease income for the quarter ending July 2, 2005, amounted to $199,000.

(2) To obtain favorable pricing and resource commitment, the Company commits to volume purchases from suppliers of manufacturing materials and services.

Note 8 - Common Stock Repurchase

Share repurchase activities were as follows:

	Three Months Ended
	July 2, 2005	July 3, 2004
Number of shares repurchased	67,900	18,900
Cost of shares repurchased	$1,080,000	$275,000
Average price per share	$15.91	$14.56

Since the inception of the repurchase program in 1992 through July 2, 2005, the Company has repurchased a total of 1,115,900 shares of the common stock for an aggregate cost of $7,327,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. At July 2, 2005, 784,100 shares remained authorized for repurchases under the program.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 9 - Segment Information

The Company operates in one business segment comprising of the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal integrated circuits. The Company's principal markets are in the United States, Europe, and Asia. The Company’s Chief Operating Officer, the President, Principal Executive and Financial Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Below is a summary of sales by major geographic area:

	Three Months Ended
Net Sales (in thousands)	July 2, 2005	July 3, 2004
United States	$7,350	$8,215
Europe	1,305	1,558
Japan	1,734	1,641
Asia (excluding Japan)	3,641	2,444
Other	1,963	384
Total revenue	$15,993	$14,242

The Company does not segregate information related to operating income generated by export sales. The Company’s assets are primarily located in the United States of America.

Net property, plant and equipment by country was as follows (in thousands):

Country	July 2, 2005	April 2, 2005
United States	$6,955	$7,234
Hong Kong	773	758
	$7,728	$7,992

Note 10 - Significant Customers

No single customer accounted for more than 10% of our net sales for the three months ended July 2, 2005. For the comparable period in fiscal 2005, sales to Microtek, Inc., the Company’s primary distributor in Japan, accounted for 10% of net sales. No other customer accounted for more than 10% of net sales.

Note 11 - Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 for accounting changes and error corrections at the beginning of fiscal 2007. The Company’s results of operations and financial condition will only be impacted by SFAS 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. The Company is required to adopt Interpretation No. 47 by the end of fiscal 2006. The Company is currently assessing the impact of Interpretation No. 47 on its results of operations and financial condition.

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

In December 2004, FASB issued Statement No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees”. SFAS 123R will require the Company to measure the cost of its employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In addition, it will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123R to the registrant’s fiscal year beginning on or after June 15, 2005. The Company is therefore required to implement the standard beginning in its fiscal year 2007. In addition, the SEC issued Staff Accounting Bulletin No. 107, or (SAB 107) in March 2005. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R. The Company is currently evaluating the impact of the SFAS 123R on its financial statements.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this quarterly report on Form 10-Q is not a complete description of the Company’s business or the risks associated with an investment in the common stock. You are urged to carefully review and consider the various disclosures made by us in this Report and in other reports filed with the SEC, including the annual report on Form 10-K for the year-ended April 2, 2005.

Cautionary Statement Regarding Forward Looking Statements

This Form 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about the Company’s industry, its beliefs, its assumptions, and its goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", “forecasts”, and "estimates", and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this Form 10-Q are the Company’s expectations as to future revenues in the Medical Electronics, Imaging, and Telecom markets and as to certain products within these markets; the Company's revenue growth strategy; the Company's anticipation that it will not apply the provision to qualify for earnings repatriation in fiscal 2006 under the Jobs Act; the expectation for depreciation expense to continue at its current reduced level for the rest of fiscal 2006; anticipated R&D and SG&A expenses during fiscal 2006; the belief that the impact of rising interest rates on the fair value of the fixed rates securities would be minimal; the plan to spend approximately $1,976,000 for capital acquisitions for the remainder of fiscal 2006; the belief that the Company have substantial production capacity in place to handle any projected increase in business for this fiscal year; and the anticipation that the available funds and expected cash generated from operations will be sufficient to meet the liquidity and capital requirements through the next twelve months. These statements are only predictions, not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include that there are no material adverse changes in the demand for our customer’s products in which the Company’s products are used; competition to supply semiconductor devices in the markets in which the Company competes does not increase and cause price erosion; demand materializes and increases for recently released customer products incorporating the Company’s products; that there are no unexpected manufacturing issues as production ramps up; the demand for the Company’s products or results of its product development change is such that it would be unwise not to decrease research and development; and that some of the Company’s equipment will not be unexpectedly damaged or obsoleted, thereby requiring replacement as well as those described in "Factors Which May Affect Operating Results" under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s annual report of Form 10-K for the fiscal year ended April 2, 2005. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

The Company’s critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. The critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the annual report on Form 10-K for the year ended April 2, 2005.

Critical accounting policies affecting the Company, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since April 2, 2005.

Overview

Supertex designs, develops, manufactures, and markets high voltage semiconductor devices, including analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. The Company supplies standard and custom high voltage interface products primarily for use in the telecommunications (telecom), imaging, medical electronics, and industrial markets. The Company also supplies custom integrated circuits for customers using customer-owned designs and mask toolings with the Company’s process technologies.

Results of Operations

Net Sales

The Company operates in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal integrated circuits (ICs). Net sales for the three months ended July 2, 2005 were $15,993,000, a 12%increase compared to $14,242,000 for the same period of prior fiscal year. Net sales increased 35% sequentially in the first quarter of fiscal 2006 from $11,843,000 in the fourth quarter of fiscal 2005. The year-over-year and sequential quarterly growth in sales is primarily attributed to increased units;  there was no material sales price erosion in the current quarter.

Our estimate of the breakdown of net sales to customers in the Medical Electronics, Imaging, Telecom and Other markets for the three-month period ended July 2, 2005, as well as year-over-year and quarterly sequential percentage changes are shown in the below table. The Company has a broad base of customers, who in some cases manufacture end products spanning multiple markets. As such, the assignments of revenue to the aforementioned markets require the use of estimates, judgment, and extrapolation. Actual results may differ from those reported.

	Three Months Ended
Markets	July 2, 2005	July 3, 2004	April 2, 2005	Year-Over-Year Change	Sequential Change
Medical Electronics	37%	37%	40%	13%	24%
Imaging	35%	25%	27%	57%	75%
Telecom	20%	26%	25%	-15%	7%
Other	8%	12%	8%	-30%	30%
Total Sales	100%	100%	100%	12%	34%

Sales to the Medical Electronics market for the three months ended July 2, 2005 increased 13% compared to same period in prior fiscal year, and 24% sequentially.  The increase in the three-month period was due primarily to strong shipments of the pulser circuits and chipsets. We believe that sales to this market for the remainder of the fiscal year will continue to hold at this increased level due to the shipments of high-voltage pulsers for the new portable and transportable systems. New therapeutic applications for ultrasound should also add to the sales in the second and third fiscal quarters of the current year. We believe that sales to the Medical Electronic market will show a cyclical strength during our second fiscal quarter.

Sales to the Imaging market increased 57% for the three months ended July 2, 2005 compared to the same period a year ago, and increased 75% sequentially.  The increase in sales year-over-year and sequentially is primarily attributed to strong shipments of EL backlighting products to cell phone customers augmented by shipments of driver ICs to high-end printer market. The Company forecasts continued strong sales of the EL backlighting products in backlighting keypads both in cellular phones and in audio/video remote controllers and other handheld devices in the second and third fiscal quarters of 2006.

Sales to the Telecom market decreased 15% during the three months ended July 2, 2005 when compared to the same period a year ago but increased 7% sequentially.   The year-over-year decrease in sales is primarily attributed to the reduced demand for our legacy products. The sequential improvement in sales is attributed to increased demand of our HotSwap products despite the decline in demand for our legacy products. We believe that sales of the HotSwap products will remain strong as customers ramp up their programs into volume production and from shipments of chip sets for telecom line protection.

Sales to other markets decreased 30% during the three months ended July 2, 2005 compared to the same period a year ago, but increased 30% sequentially.  The decrease in sales year-over-year is due to the decline in foundry business, partially offset by the sequential increase in sales of the new LED driver ICs for the industrial market.

The Company’s current growth strategy relies on the successful transition of its new products, and its ability to continuously and successfully introduce and market the new products and technologies that meet its customers’ requirements.

The Company's principal markets are in the United States, Europe, and Asia. Sales by geography as well as year-over-year and sequential percentage change, were as follows, where international sales include sales to U.S. based customers if the product is delivered outside the United States:

	Three Months Ended
(Dollars in thousands)	July 2, 2005	July 3, 2004	April 2, 2005	Year-Over-Year Change	Sequential Change
United States	$7,350	$8,215	$6,214	-11%	18%
Europe	1,305	1,558	1,176	-16%	11%
Japan	1,734	1,641	1,494	6%	16%
Asia (excluding Japan)	3,641	2,444	2,571	49%	42%
Other	1,963	384	388	411%	406%
Total Sales	$15,993	$14,242	$11,843	12%	35%

Domestic Sales	$7,350	$8,215	$6,214	-11%	18%
International Sales	8,643	6,027	5,629	43%	54%
Total Sales	$15,993	$14,242	$11,843	12%	35%

Net sales to international customers for the three months ended July 2, 2005 were $8,643,000 or 54% of the Company’s net sales as compared to $6,027,000 or 42% of net sales for the same period of the prior fiscal year and $5,629,000 or 48% in the three months ended April 2, 2005.  Sales to international customers for the three-month period ended July 2, 2005 increased 43% year-over-year and 54% sequentially, primarily due to shipments of EL backlighting and HotSwap products to customers whose contract manufacturing vendors are located in China as well as the continuing transfer of end customer manufacturing from North America to international locations. Sales to domestic customers decreased 11% year-over-year primarily from the decline in sales of our foundry products. The 18% sequential increase in sales to domestic customers in the quarter ended July 2, 2005 compared to the quarter ended April 2, 2005 is primarily attributed to increase in sales to Medical Electronics customers.

The Company's assets are primarily located in the United States.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing raw silicon wafers, cost associated with assembly, packaging, test, quality assurance and product yields, the cost of personnel, facilities, and equipment associated with manufacturing support and charges for excess inventory. Gross profit for the quarter ended July 2, 2005 was $9,187,000, compared to $7,173,000 for the same period of fiscal 2005, and $5,841,000 of the prior quarter.

	Three Months Ended
(Dollars in thousands)	July 2, 2005	July 3, 2004	April 2, 2005
Gross Margin Percentage	57%	50%	49%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Sale of Previously Written Down Inventory	$ 257	$ 285	$ 251
Percentage of Net Sales	2%	2%	2%

Gross margin, which is gross profit as a percent of sales, was 57% for the three months ended July 2, 2005 compared to 50% for the same period of the prior fiscal year and 49%, sequentially. The improvement in gross margin for the three-month period ended July 2, 2005 over the comparable period in the prior fiscal year was primarily attributed to the increase in plant capacity utilization, and to a lesser degree from favorable product mix which consisted of higher sales of our newer proprietary products replacing declining sales of the lower margin foundry products.  During the quarter, our manufacturing activities increased due to increased sales and a build up of inventory to support an even stronger expected second and third quarter sales.

Research and Development (R&D) Expenses

	Three Months Ended
(Dollars in thousands)	July 2, 2005	July 3, 2004	April 2, 2005	Year-Over-Year Change	Sequential Change
R&D Expenses	2,759	2,470	2,538	12%	9%
Percentage of Net Sales	17%	17%	21%

R&D expenses, which include payroll and benefits, as well as expensed material and facility costs associated with the development of new processes and new products, increased 12% to $2,759,000 for the three months ended July 2, 2005 as compared to $2,470,000 for the same period of the prior fiscal year, and increased 9% sequentially from $2,538,000.

The increase in R&D expenses in absolute dollars year-over-year is primarily from higher payroll and benefits expenses due to additional headcount, an increase in data processing expenses and increased manufacturing activity of prototype products.

As a percentage of Net Sales, R&D expenses for the quarter ended July 2, 2005 and for the comparable period of the fiscal 2005 remained at 17%. The Company expects to keep R&D spending throughout fiscal 2006 at approximately 17% of net sales.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended
(Dollars in thousands)	July 2, 2005	July 3, 2004	April 2, 2005	Year-Over-Year Change	Sequential Change
SG&A Expenses	3,188	2,402	3,183	33%	<1%
Percentage of Net Sales	20%	17%	27%

SG&A expenses consist primarily of employee-related expenses, commissions to sales representatives, occupancy expenses including expenses associated with the Company’s regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax, and Sarbanes-Oxley compliance services. SG&A expenses for the three months ended July 2, 2005 were $3,188,000 or 20% of net sales compared to $2,402,000 or 17% of net sales for the comparable period of fiscal 2005, and $3,183,000 or 27% of net sales for the three months ended April 2, 2005.

The $786,000 year-over-year increase in SG&A expenses is primarily attributed to a $454,000 increase in payroll-related expenses due to increased headcount; an increase in commissions and salesmen’s bonus of $250,000 and an increase in travel and entertainment expenses of $66,000 resulting from increased sales activities; and a $62,000 increase in expenses for professional services which were partially offset by a decrease in bad debt expense of $25,000. The comparable quarter of the prior fiscal year did not reflect the substantial cost of compliance work associated with the requirements of the Sarbanes-Oxley (SOX) Act of 2002 which was incurred during the remainder of fiscal 2005. The Company anticipates total SOX cost in fiscal 2006 to be lower than fiscal 2005.

SG&A expenses are expected to increase in absolute dollars as the Company expands sales and marketing presence worldwide. SG&A expenses may fluctuate as a percentage of sales during each quarter of the current fiscal year.

Interest Income and Other Income, Net

	Three Months Ended
(Dollars in thousands)	July 2, 2005	July 3, 2004	April 2, 2005	Year-Over-Year Change	Sequential Change
Interest Income and Other Income, Net	906	395	444	129%	104%
Percentage of Net Sales	6%	3%	4%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $627,000 and $308,000 for the three months ended July 2, 2005 and July 3, 2004, respectively. The significant increases in interest income for the three-month period are primarily due to increases in cash, cash equivalents and short-term investments and higher interest rates in the current period compared to the same period of the prior fiscal year.

Other income, net, for the three months ended July 2, 2005, was $279,000 and consisted primarily of an increase in fair market value of investments held by the Company’s Supplemental Employee Retirement Plan of $186,000. For the comparable period in fiscal 2005, other income, net, was $87,000 and consisted primarily of foreign currency exchange gains of $126,000 offset by a decrease in fair market value of investments held by the Company’s Supplemental Employee Retirement Plan of $55,000.

Provision for Income Taxes

Provision for income taxes represents federal, state and foreign taxes. The provision for income taxes for the three months ended July 2, 2005 was $1,327,000 at the effective tax rate of 32%, compared to $836,000 and 31% for the same period in the prior fiscal year.

Financial Condition

Overview

The Company ended the first quarter of fiscal 2006 with $90,898,000 in cash, cash equivalents, and short-term investments. This represents an increase of $2,481,000 when compared with the amount of $88,417,000 on April 2, 2005. As of July 2, 2005, the working capital was $99,423,000, an increase of $2,527,000 from $96,896,000 as of April 2, 2005. Working capital is defined as current assets less current liabilities. The increase in working capital was mostly the result of cash generated by operations.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased $27,875,000 during the three months ended July 2, 2005 to $10,759,000 from $38,634,000 at April 2, 2005. The decrease in cash and cash equivalents during the three-month period is due to cash used in investing activities of $30,460,000, as we moved cash into short-term investments and cash used in financing activities of $556,000, as offset by positive cash flows from operating activities of $3,141,000.

The Company’s operating activities generated cash of $3,141,000 for the three months ended July 2, 2005, compared to $3,418,000, for the same period in the prior fiscal year. The positive cash flows from operating activities were primarily attributable to net income, adjusted for non-cash items. Net operating cash flows for the three months ended July 2, 2005 were favorably impacted by non-cash charges for depreciation of $680,000, non-cash charges for provisions relating to inventory of $357,000, offset by non-cash reduction in provisions for doubtful accounts and sales returns totaling $398,000. Working capital sources of cash included an increase in income taxes payable of $1,322,000 due to higher income and an increase in accounts payable and accrued expenses of $644,000 primarily from timing of payments and increased accruals for employee benefits payable. Working capital uses of cash included an increase of inventories of $843,000 to support higher projected second and third fiscal quarter sales, an increase in accounts receivable of $807,000 due primarily to higher sales, a decrease in deferred revenue of $428,000, and an increase in short-term investments categorized as trading securities of $305,000.

Net cash used in investing activities in the three months ended July 2, 2005 was $30,460,000, primarily for purchases of short-term investments categorized as available for sale of $218,100,000 and purchases of property, plant and equipment of $409,000, partially offset by $188,049,000, proceeds from sales of short-term investments categorized as available for sale. In the comparable period in fiscal 2005, net cash used in investing activities was $12,555,000, primarily for purchases of short-term investments categorized as available for sale of $85,225,000 and purchases of property of $355,000, partially offset by $73,025,000 proceeds from sales of short-term investments categorized as available for sale.

Net cash used in financing activities during the three months ended July 2, 2005, was $556,000, which consisted primarily of common stock repurchase of $1,080,000, partially offset by proceeds from employee exercises of stock options under the current and former option plans of $373,000 and proceeds from employee purchases of stocks under the ESPP of $151,000. During the three-month period, the Company bought back 67,900 shares of the Company’s common stock in open market for the total amount of $1,080,000. The repurchase prices ranged from $15.45 to $17.05 with a weighted average price of $15.91. Such repurchases were made under the repurchase program, which was approved by the Board of Directors. In the comparable period in fiscal 2005, net cash provided by financing activities was $214,000, which consisted of proceeds from employee exercises of stock options under the stock option plans of $336,000, proceeds from employee purchases of stocks under the ESPP of $153,000, offset by cash used in common stock repurchases of $275,000 for the purchase 18,900 shares of common stock with a weighted average price of $14.56.

The Company expects to spend approximately $1,976,000 for capital acquisitions for the remainder of fiscal 2006. Planned capital expenditure for fiscal 2006 is slightly less than prior fiscal years. The Company believes that it has substantial production capacity in place to handle any projected increase in business for this fiscal year. The Company also believes that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet liquidity and capital requirements through the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have and never had any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect upon the financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

The following table summarizes the Company’s significant contractual cash obligations at July 2, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (1)	$5,473	$1,020	$1,821	$1,829	$803
Purchase obligations (2)	4,847	4,847	--	--	--
Total contractual cash obligations	$10,320	$5,867	$1,821	$1,829	$803

(1) The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease income for the quarter ending July 2, 2005, amounted to $199,000.

(2) To obtain favorable pricing and resource commitment, the Company commits to volume purchases from suppliers of manufacturing materials and services.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 for accounting changes and error corrections at the beginning of fiscal 2007. The Company’s results of operations and financial condition will only be impacted by SFAS 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. The Company is required to adopt Interpretation No. 47 by the end of fiscal 2006. The Company is currently assessing the impact of Interpretation No. 47 on its results of operations and financial condition.

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

In December 2004, FASB issued Statement No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees”. SFAS 123R will require the Company to measure the cost of its employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In addition, it will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123R to the registrant’s fiscal year beginning on or after June 15, 2005. The Company is therefore required to implement the standard beginning in its fiscal year 2007. In addition, the SEC issued Staff Accounting Bulletin No. 107, or (SAB 107) in March 2005. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R. The Company is currently evaluating the impact of the SFAS 123R on its financial statements.

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

Item 4. - Controls and Procedures.

(a) Disclosure Controls and Procedures.

Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including, without limitation, that such information is accumulated and communicated to Company management, including the Company’s principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

Limitations on the Effectiveness of Disclosure Controls. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Company management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures. The Company’s principal executive and financial officer has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of July 2, 2005, and has determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, such control.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of share repurchase activity by the issuer during the first quarter ended July 2, 2005:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

04/03/05- 04/30/05	--	--	--	852,000
05/01/05- 05/28/05	53,400	$15.60	--	798,600
05/29/05- 07/02/05	14,500	$17.04	--	784,100
Total	67,900	$15.91	--	784,100

(1)
Our current share repurchase program, under which we repurchased these 67,900 shares, has been in place since 1999. We are not certain but do not believe we publicly announced this program, although our financial statements have reflected purchases from time to time under this program. These 67,900 shares were purchased in open market transactions.

(2)
We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. Our board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a share repurchase program authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced our 1999 repurchase plan. The 1999 repurchase program has no expiration date, other than, unless extended, when an aggregate of 962,000 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired during our first quarter ended July 2, 2005, nor has the Company decided to terminate any repurchase plan or program prior to its expiration. There are no existing repurchase plans or programs under which the Company does not intend to make further purchases.

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

SUPERTEX, INC. (Registrant)

Date: August 9, 2005	By:	/s/ Henry C. Pao

Henry C. Pao, Ph.D. President (Principal Executive and Financial Officer)

Exhibit 31

Certifications Under Rule 13a-14(a)/l5d-14(a)

I, Henry C. Pao, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Supertex, Inc., a California corporation;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 9, 2005	/s/ Henry C. Pao

Henry C. Pao, Ph.D. Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Exhibit 32

Statement of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. § 1350

I, Henry C. Pao, the chief executive officer and chief financial officer of Supertex, Inc., a California corporation (the “Company”), certify pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, that to my knowledge:

(i)
the quarterly report of the Company on Form 10-Q for the period ended July 2, 2005, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: August 9, 2005	/s/ Henry C. Pao

Henry C. Pao, Ph.D. Chief Executive Officer and Chief Financial Officer

The material contained in this Exhibit 32 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.