Form 10-Q
period 2005-10-01
SUPERTEX INC
filed 2005-11-08
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2005

or

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes X	No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2005
Common Stock, no par value	13,376,695

Total number of pages: 28

SUPERTEX, INC.
QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$20,226	$15,548	$36,219	$29,790
Costs and expenses:
Cost of sales	8,844	7,431	15,650	14,500
Gross profit	11,382	8,117	20,569	15,290
Research and development	2,598	2,686	5,357	5,156
Selling, general and administrative	3,248	2,949	6,436	5,351
Total operating expenses	5,846	5,635	11,793	10,507
Income from operations	5,536	2,482	8,776	4,783
Interest income	632	353	1,259	661
Other income, net	70	24	349	111
Income before provision for income taxes	6,238	2,859	10,384	5,555
Provision for income taxes	1,991	943	3,318	1,779
Net income	$4,247	$1,916	$7,066	$3,776
Net income per share:
Basic	$0.32	$0.15	$0.54	$0.29
Diluted	$0.31	$0.15	$0.53	$0.29
Shares used in per share computation:
Basic	13,180	12,943	13,129	12,924
Diluted	13,628	13,144	13,422	13,097

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	October 1, 2005	April 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$22,378	$38,634
Short-term investments	73,921	49,783
Trade accounts receivable, net of allowances of $749 and $704	11,465	7,898
Inventories	13,806	12,624
Prepaid expenses and other current assets	879	917
Deferred income taxes	6,321	6,322
Total current assets	128,770	116,178
Property, plant and equipment, net	7,585	7,992
Other assets	98	96
Deferred income taxes	2,111	2,111
TOTAL ASSETS	$138,564	$126,377

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$3,613	$3,280
Accrued salaries and employee benefits	10,164	8,720
Other accrued liabilities	1,115	634
Deferred revenue	3,124	3,610
Income taxes payable	3,072	3,038
Total current liabilities	21,088	19,282
Commitments and Contingencies (See Note 7)

Shareholders’ Equity:
Preferred stock, no par value - 10,000 shares authorized, none outstanding	--	--
Common stock, no par value - 30,000 shares authorized; issued and outstanding 13,264 and 13,086 shares	39,545	35,343
Retained earnings	77,931	71,752
Total shareholders' equity	117,476	107,095
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$138,564	$126,377

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended,
CASH FLOWS FROM OPERATING ACTIVITIES	October 1, 2005	October 2, 2004
Net income	$ 7,066	$ 3,776
Non-cash adjustments to net income:
Depreciation	1,391	1,613
Provision for doubtful accounts and sales returns	574	665
Provision for excess and obsolete inventories	702	784
Tax benefit from exercise of stock options	873	--
Changes in operating assets and liabilities:
Short-term investments, categorized as trading	(437)	(3,100)
Trade accounts receivable	(4,141)	(2,810)
Inventories	(1,884)	655
Prepaid expenses and other assets	37	(34)
Trade accounts payable and accrued expenses	2,258	1,276
Deferred revenue	(486)	(4)
Income taxes payable	34	690
Total adjustments	(1,079)	2,525
Net cash provided by operating activities	5,987	6,301
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(973)	(696)
Proceeds from disposal of property and equipment	--	41
Purchases of short-term investments, categorized as available for sale	(370,500)	(189,610)
Sales of short-term investments, categorized as available for sale	346,799	161,625
Net cash used in investing activities	(24,674)	(28,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	3,511	1,317
Repurchase of common stock	(1,080)	(275)
Net cash provided by financing activities	2,431	1,042
NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,256)	(21,297)
CASH AND CASH EQUIVALENTS:
Beginning of period	38,634	57,717
End of period	$22,378	$36,420
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$2,411	$1,089
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 - Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments which are in the opinion of the Company’s management of normal recurring nature and necessary to present fairly the statements of financial position as of October 1, 2005 and April 2, 2005, results of operations for the three and six months ended October 1, 2005 and October 2, 2004, and cash flows for the six months ended October 1, 2005 and October 2, 2004. The April 2, 2005 balance sheet was derived from the audited financial statements included in the 2005 annual report on Form 10-K. All significant intercompany transactions and balances have been eliminated.

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

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three months ended October 1, 2005 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year. Fiscal 2006 will be a 52-week year. The three-month periods ended October 1, 2005 (“second quarter of fiscal 2006”), July 2, 2005 (“first quarter of fiscal 2006”), October 2, 2004 (“second quarter of fiscal 2005”), and July 3, 2004 (“first quarter of fiscal 2005”) all consist of thirteen weeks.

Note 2 - Stock-based Compensation

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Had the Company recorded compensation costs for stock options issued to employees under the Company’s current and former stock option plans and stock sales under its Employee Stock Purchase Plan (ESPP) based on the fair value at the grant date for the awards consistent with the provisions of SFAS No. 123, the net income and net income per share for the three and six months ended October 1, 2005 and October 2, 2004 would have been reduced to the pro forma amounts indicated as follows:

		Three Months Ended		Six Months Ended
(in thousands except per share amounts)		October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net income as reported		$4,247	$1,916	$7,066	$3,776
Add:	Stock-based employee compensation expense included in reported net income, net of tax	--	--	--	--

Deduct:	Stock-based employee compensation expense determined under fair value based method, net of tax	(504)	(470)	(900)	(1,056)
Pro forma net income		$3,743	$1,446	$6,166	$2,720

Basic earnings per share	As reported	$0.32	$0.15	$0.54	$0.29
Pro forma		$0.28	$0.11	$0.47	$0.21

Diluted earnings per share	As reported	$0.31	$0.15	$0.53	$0.29
Pro forma		$0.28	$0.11	$0.47	$0.21

Note 3 - Inventories

The Company’s inventories consist of high technology semiconductor devices and integrated circuits that are specialized in nature, subject to rapid technological obsolescence and are sold in a highly competitive industry. Inventory balances at the end of each period are adjusted to approximate the lower of cost or market value.

Inventories consisted of (in thousands):

	October 1, 2005	April 2, 2005
Raw materials	$ 1,177	$ 1,220
Work-in-process	9,052	7,371
Finished goods	3,577	4,033
Inventories	$ 13,806	$ 12,624

The Company wrote down inventory totaling $345,000 and $702,000 for the three and six months ended October 1, 2005, respectively. For the comparable periods in fiscal 2005, the Company wrote down inventory totaling $266,000 and $784,000, respectively. The Company realized gross margin benefits of $306,000 and $563,000 for the three and six months ended October 1, 2005 due to sales of previously reserved inventory. Such benefits were $219,000 and $504,000 for the three and six months ended October 2, 2004.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

The Company defers the recognition of revenue on shipments to distributors and the related costs of sales until the distributors have sold the products to their end-user customers due to uncertainty associated with possible returns and pricing concessions. Sales through the distributors are made primarily under arrangements allowing limited rights of return, limited price protection and the right of stock rotation on merchandise unsold by distributors. Deferred revenue also includes a customer advance under a licensing agreement as well as upfront payments received from customers.

Deferred revenue consisted of (in thousands):

	October 1, 2005	April 2, 2005
Shipments to distributors	$ 2,880	$ 3,306
Technology license	188	262
Others	56	42
Deferred revenue	$ 3,124	$ 3,610

Note 4 - Comprehensive Income

Comprehensive income, which includes all changes in equity during a period from non-owner sources, did not differ from net income for any of the periods presented.

Note 5 - Income Taxes

Income taxes for interim reporting purposes are computed using estimates of the effective annual income tax rate for the entire fiscal year. The effective income tax rate for the company during the three months ended October 1, 2005 was 32% compared to 33% for the same period last year. The effective tax rate for the six months ended October 1, 2005 and October 2, 2004 was 32%.

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction will result in approximately 5.25% Federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company’s chief executive officer and approved by the Company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

The Company does not anticipate it will apply the above provision to qualify for earnings repatriations in fiscal 2006; however, as additional clarifying language on key elements of the repatriation provision becomes available, the Company will continue to analyze and assess whether such repatriation would be practical.

The Company is currently under routine examination by the Internal Revenue Service. Although the outcome of any tax audit is uncertain, the Company believes that it has adequately provided in its financial statements for any additional taxes that may be required to pay as a result of such examinations. If the payment ultimately proved to be unnecessary, the reversal of these tax liabilities will result in tax benefits being recognized in the period when the determination is made that such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds the estimate of tax liabilities, an additional tax provision will be recorded.

Note 6 - Net Income per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares which may be issued through stock options only, since the Company does not have any warrants or other convertible securities outstanding. A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
BASIC:
Net income	$4,247	$1,916	$7,066	$3,776
Weighted average shares outstanding for the period	13,180	12,943	13,129	12,924
Net income per share	$0.32	$0.15	$0.54	$0.29

DILUTED:
Net income	$4,247	$1,916	$7,066	$3,776
Weighted average shares outstanding for the period	13,180	12,943	13,129	12,924
Dilutive effect of stock options	448	201	293	173
Total	13,628	13,144	13,422	13,097
Net income per share	$0.31	$0.15	$0.53	$0.29

Options to purchase 145,147 shares of the Company’s common stock at an average price of $38.61 per share, and 573,485 shares at an average price of $23.26 per share at October 1, 2005 and October 2, 2004, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the six months ended October 1, 2005 and October 2, 2004, respectively, options to purchase the Company’s common stock of 209,136 shares at an average price of $33.21 per share, and 639,039 shares at an average price of $22.67 per share were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Legal Proceedings

From time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business. Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse impact on the Company’s financial position or results of operations or cash flows. The Company is not currently involved in any legal proceedings that it believes will materially and adversely affect its business.

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

The reductions to revenue for estimated product returns for the three and six months ended October 1, 2005 and October 2, 2004 are as follows (in thousands):

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period
Three months ended October 1, 2005
Allowance for sales returns	$ 490	$ 205	$ 201	$ 494

Three months ended October 2, 2004
Allowance for sales returns	$ 123	$ 342	$ 266	$ 199

Six months ended October 1, 2005
Allowance for sales returns	$ 463	$ 560	$ 529	$ 494

Six months ended October 2, 2004
Allowance for sales returns	$ 186	$ 550	$ 537	$ 199

______________
(1) Allowances for sales returns are charged as a reduction to revenue.
(2) Represents amounts written off against the allowance for sales returns.

While the Company’s sales returns are historically within the expectations and the allowance established, it cannot guarantee it will continue to experience the same return rates that it had in the past. Any significant increase in product failure rates and the resulting sales returns could have a material adverse impact on the operating results for the period or periods in which such returns materialize.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Contractual Obligations

The following table summarizes the Company’s significant contractual cash obligations at October 1, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (1)	$5,219	$1,029	$1,780	$1,848	$562
Purchase obligations (2)	5,662	5,476	186	--	--
Total contractual cash obligations	$10,881	$6,505	$1,966	$1,848	$562

(1) The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease income for the three and six months ended October 1, 2005, amounted to $211,000 and $410,000, respectively.

(2) To obtain favorable pricing and resource commitment, the Company commits to volume purchases from suppliers of manufacturing materials and services.

Note 8 - Common Stock Repurchase

There were no shares repurchased during the three months ended October 1, 2005 and October 2, 2004. Share repurchase activities for the six months ended October 1, 2005 and October 2, 2004 were as follows:

	Six Months Ended
	October 1, 2005	October 2, 2004
Number of shares repurchased	67,900	18,900
Cost of shares repurchased	$1,080,000	$275,000
Average price per share	$15.91	$14.55

Since the inception of the repurchase program in 1992 through October 1, 2005, the Company has repurchased a total of 1,115,900 shares of the common stock for an aggregate cost of $7,327,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of October 1, 2005, 784,100 shares remain authorized for repurchases under the program.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 9 - Segment Information

The Company operates in one business segment comprising of the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal integrated circuits. The Company's principal markets are in the United States, Europe, and Asia. The Company’s chief operating decision maker, who is currently the Company’s chief executive and financial officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Below is a summary of sales by major geographic area:

	Three Months Ended		Six Months Ended
Net Sales (in thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
United States	$7,220	$9,102	$14,570	$17,317
Europe	1,831	1,245	3,136	2,803
Japan	1,718	2,126	3,453	3,767
Asia (excluding Japan)	8,966	2,529	13,762	4,973
Other	491	546	1,298	930
Total revenue	$20,226	$15,548	$36,219	$29,790

The Company does not segregate information related to operating income generated by export sales. The Company’s assets are primarily located in the United States of America.

Net property, plant and equipment by country was as follows (in thousands):

Country	October 1, 2005	April 2, 2005
United States	$6,545	$7,234
Hong Kong	1,040	758
	$7,585	$7,992

Note 10 - Significant Customers

For the three months ended October 1, 2005, two end-user customers accounted for more than 10% of our net sales. One customer accounted for slightly over 10% of our net sales, while a second customer accounted for under 25% of our net sales. For the six months ended October 1, 2005, the same two end-user customers accounted for under 15% and slightly over 25% of our net sales, respectively. For the same three and six months in 2004, there was no end-user customer who accounted for more than 10% of net sales but our Japanese distributor accounted for under 15% of net sales.

Note 11 - Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 for accounting changes and error corrections at the beginning of fiscal 2007. The Company’s results of operations and financial condition will only be impacted by SFAS 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. The Company is required to adopt Interpretation No. 47 by the end of fiscal 2006. The Company is currently assessing the impact of Interpretation No. 47 on its results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 became effective for the Company as of July 3, 2005. There were no non-monetary exchange transactions recorded in the three months ended October 1, 2005. The Company will apply the requirements of SFAS 153 on any future non-monetary exchange transactions.

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

Cautionary Statement Regarding Forward Looking Statements

This Form 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about the Company’s industry, its beliefs, its assumptions, and its goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", “forecasts”, and "estimates", and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this Form 10-Q are the Company’s expectations as to future revenues in the Medical Electronics, Imaging, Telecom, and Other markets and as to certain products and services within these markets; the Company’s revenue growth strategy; the Company’s anticipation that it will not apply the provision to qualify for earnings repatriation in fiscal 2006 under the Jobs Act the Company’s belief that it has provided adequate tax reserves to cover any additional taxes that may be assessed in its audit; the Company’s anticipated R&D and SG&A expenses for the remainder of fiscal 2006; the belief that the impact of rising interest rates on the fair value of the fixed rates securities would be minimal; the plan to spend approximately $1,019,000 for capital acquisitions for the remainder of fiscal 2006; the belief that the Company has ample production capacity in place to handle any projected increase in business for this fiscal year; and the anticipation that the available funds and expected cash generated from operations will be sufficient to meet the liquidity and capital requirements through the next twelve months. These statements are only predictions, not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include no material adverse changes in the demand for our customer’s products in which the Company’s products are used; competition to supply semiconductor devices in the markets in which the Company competes does not increase and cause price erosion; demand materializes and increases for recently released customer products incorporating the Company’s products; that there are no unexpected manufacturing issues as production ramps up; the demand for the Company’s products or results of its product development change is such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; and that some of the Company’s equipment will not be unexpectedly damaged or obsoleted, thereby requiring replacement as well as those described in " Factors Which May Affect Operating Results" under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s annual report of Form 10-K for the fiscal year ended April 2, 2005. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

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

Results of Operations

Net Sales

The Company operates in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal integrated circuits (ICs). Net sales for the three months ended October 1, 2005 were $20,226,000, a 30% increase compared to $15,548,000 for the same period of prior fiscal year. Net sales increased 26% sequentially in the second quarter of fiscal 2006 from $15,993,000 in the first quarter of fiscal 2006. The year-over-year and sequential quarterly growth in sales is primarily attributed to increased units. Although our average selling price declined as our mix tended toward medium priced devices, there was no material price erosion in the current quarter for our product offerings. Net sales for the six months ended October 1, 2005 were $36,219,000, a 22% increase compared to $29,790,000 for the same period of fiscal 2005 also primarily attributed to increased units.

Our estimate of the breakdown of net sales to customers in the Medical Electronics, Imaging, Telecom and Other markets for the three and six months ended October 1, 2005 and October 2, 2004, as well as year-over-year and quarterly sequential percentage changes are shown in the below table. The Company has a broad base of customers, who in some cases manufacture end products spanning multiple markets. As such, the assignments of revenue to the aforementioned markets require the use of estimates, judgment, and extrapolation. Actual results may differ from those reported.

	Three Months Ended					Six Months Ended
Net Sales (in thousands)	October 1, 2005	October 2, 2004	July 2, 2005	Year-Over-Year Change	Sequential Change	October 1, 2005	October 2, 2004	Year-Over-Year Change
Medical Electronics	$7,281	$5,908	$5,917	23%	23%	$13,401	$11,022	22%
Imaging	8,900	4,353	5,598	104%	59%	14,488	8,043	80%
Telecom	3,236	3,421	3,199	-5%	1%	6,519	7,150	-9%
Other	809	1,866	1,279	-57%	-37%	1,811	3,575	-49%
Total Sales	$20,226	$15,548	$15,993	30%	26%	$36,219	$29,790	22%

	Three Months Ended			Six Months Ended
Markets	October 1, 2005	October 2, 2004	July 2, 2005	October 1, 2005	October 2, 2004
Medical Electronics	36%	38%	37%	37%	37%
Imaging	44%	28%	35%	40%	27%
Telecom	16%	22%	20%	18%	24%
Other	4%	12%	8%	5%	12%
Total Sales	100%	100%	100%	100%	100%

Sales to the Medical Electronics market for the three months ended October 1, 2005 reached a record high of $7,281,000 as sales increased 23% compared to same period in prior fiscal year, and increased 23% sequentially.  The increase is attributed to added content in the portable and transportable machines; as well as due to seasonal factor. Customers in this market have indicated that due to the budget process and consequential buying practices of the hospitals who purchase their products, demand for the customers’ products typically increases in their December quarter, in turn resulting in their increased demand for components from suppliers like Supertex in the prior quarter.  For the six months ended October 1, 2005 sales increased 22% compared to same period of the prior fiscal year, due primarily to strong shipments of the pulser circuits and chipsets and added content in the portable and transportable machines. The Company believes that sales to this market for the remainder of the fiscal year will continue to hold at this increased level as the decline due to the seasonal peak having passed is expected to be offset by shipments of high-voltage pulsers for new portable and transportable systems and for new therapeutic applications of ultrasound.

As a percentage of net sales and in absolute dollars, the Imaging market accounted for the highest sales of all of our markets for the three and six months ended October 1, 2005. Compared to the same period a year ago, sales in the Imaging market for the three months ended October 1, 2005 increased 104% to $8,900,000, and increased 59% sequentially.  For the six months ended October 1, 2005, sales to the Imaging market increased 80% compared to the same period of last fiscal year.  These increases are primarily attributed to the increase in demand of the electroluminescent (EL) drivers for cell phones. The Company forecasts flat EL sales for the third fiscal quarter and a more robust fourth fiscal quarter as additional platforms and customers are expected to reach production status.

Sales to the Telecom market decreased 5% during the three months ended October 1, 2005 to $3,236,000 compared to the same period a year ago but increased 1% sequentially.  For the six months ended October 1, 2005, sales to the Telecom market decreased 9% compared to the same period of prior fiscal year.  The year-over-year decrease in sales is primarily attributed to the reduced demand for our legacy products. The sequential improvement in sales is attributed to increased demand of our HotSwap products which more than offset the decline in demand for our legacy products. We believe sales to the Telecom market will see a moderate growth as shipments of the HotSwap products grow due to customers ramping up their programs into volume production; and partially from shipments of chip sets for telecom line protection products.

Sales to Other markets decreased 57% during the three months ended October 1, 2005 to $809,000 compared to the same period a year ago and decreased 37% sequentially.  For the six months ended October 1, 2005, sales to Other markets decreased 49% compared to the same period a year ago. These decreases are primarily attributed to the decline in the lower margin foundry business as we have shifted our focus to our new products. We do not expect further declines in our foundry business in the near term as we have commitments to provide this level of foundry support to certain customers.

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

The Company's principal markets are in the United States, Europe, and Asia. Sales by geography as well as year-over-year and sequential percentage change, were as follows, where international sales include sales to U.S. based customers if the product is delivered outside the United States:

Three Months Ended	Six Months Ended
Net Sales (in thousands)	October 1, 2005	October 2, 2004	July 2, 2005	Year-Over-Year Change	Sequential Change	October 1, 2005	October 2, 2004	Year-Over-Year Change
United States	$ 7,220	$ 9,102	$ 7,350	-21%	-2%	$ 14,570	$ 17,317	-16%
Europe	1,831	1,245	1,305	47%	40%	3,136	2,803	12%
Japan	1,718	2,126	1,734	-19%	-1%	3,453	3,767	-8%
Asia (excluding Japan)	8,966	2,529	4,797	255%	87%	13,762	4,973	177%
Other	491	546	807	-10%	-39%	1,298	930	40%
Net Sales	$ 20,226	$ 15,548	$ 15,993	30%	26%	$ 36,219	$ 29,790	22%

Domestic Sales	$ 7,220	$ 9,102	$ 7,350	-21%	-2%	$ 14,570	$ 17,317	-16%
International Sales	13,006	6,446	8,643	102%	50%	21,649	12,473	74%
Net Sales	$ 20,226	$ 15,548	$ 15,993	30%	26%	$ 36,219	$ 29,790	22%

Net sales to international customers for the three months ended October 1, 2005 were $13,006,000 or 64% of the Company’s net sales as compared to $6,446,000 or 41% of net sales for the same period of the prior fiscal year and $8,643,000 or 54% in the three months ended July 2, 2005. Sales to international customers for the three-month period ended October 1, 2005 increased 102% year-over-year and 50% sequentially. For the six months ended October 1, 2005, international sales were $21,649,000 or 60% of net sales as compared to $12,473,000 or 42% of net sales of same period of the prior fiscal year, a 74% increase. The increase in sales year-over-year and sequentially, is primarily due to shipments of EL backlighting products to customers whose contract manufacturing vendors are located in China as well as the continuing transfer of end customer manufacturing from North America to international locations.  Sales to domestic customers for the three and six months ended October 1, 2005 decreased 21% and 16% respectively, compared to the same periods last year; and decreased 2% sequentially. The decrease year-over-year and sequentially is attributed primarily to decline in sales of our foundry products.

The Company's assets are primarily located in the United States.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing raw silicon wafers, cost associated with assembly, packaging, test, quality assurance and product yields, the cost of personnel, facilities, and equipment associated with manufacturing support and charges for excess inventory. Gross profit for the quarter ended October 1, 2005 was $11,382,000, compared to $8,117,000 for the same period of fiscal 2005, and $9,187,000 of the prior quarter. For the six months ended October 1, 2005, gross profit was $20,569,000 compared to $15,290,000 for the same period of last fiscal year. These increases were primarily attributed to increased revenue although as shown below, our gross margin did fluctuate somewhat.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	October 1, 2005	October 2, 2004	July 2, 2005	October 1, 2005	October 2, 2004
Gross Margin Percentage	56%	52%	57%	57%	51%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Sale of Previously Written Down Inventory	$306	$219	$257	$563	$504
Percentage of Net Sales	2%	1%	2%	2%	2%

Gross margin, which is gross profit as a percent of sales, was 56% for the three months ended October 1, 2005 compared to 52% for the same period of the prior fiscal year and 57%, sequentially. The improvement in gross margin for the three-month period ended October 1, 2005 over the comparable period in the prior fiscal year was primarily attributed to the increase in plant capacity utilization, and to a lesser degree from favorable product mix which consisted of higher sales of our newer products replacing declining sales of the lower margin foundry products. During the quarter, our manufacturing activities increased due to increased sales and a build up of inventory to support an even stronger expected third and fourth quarter sales.

Research and Development (R&D) Expenses

	Three Months Ended					Six Months Ended
(Dollars in thousands)	October 1, 2005	October 2, 2004	July 2, 2005	Year-Over-Year Change	Sequential Change	October 1, 2005	October 2, 2004	Year-Over-Year Change
R&D Expenses	2,598	2,686	2,759	-3%	-6%	5,357	5,156	4%
Percentage of Net Sales	13%	17%	17%			15%	17%

R&D expenses include payroll and benefits, as well as expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers related to new products as research and development costs until new products are released to production.

In absolute dollars, R&D expenses in the three months ended October 1, 2005 decreased compared both to the year ago quarter and sequentially, with the decreases primarily attributed to reduced manufacturing activity for prototype products as the Company focused its efforts in supporting products that were being transitioned to regular production. For the six months ended October 1, 2005, R&D expenses in absolute dollars increased. The increase is attributed to a $320,000 increase in payroll and benefit expenses due to additional headcount, partially offset by $114,000 decrease in expense for prototype wafers.

As a percentage of Net Sales, R&D expenses for the quarter ended October 1, 2005 decreased to 13% from 17% for the comparable period of the fiscal 2005. The drop in R&D expenses as a percentage of Net Sales is primarily due to the 30% increase in Net Sales compared to the same quarter last year.

The Company expects R&D spending in absolute dollars to remain at the same level throughout fiscal 2006, but R&D spending as a percentage of Net Sales may fluctuate.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended					Six Months Ended
(Dollars in thousands)	October 1, 2005	October 2, 2004	July 2, 2005	Year-Over-Year Change	Sequential Change	October 1, 2005	October 2, 2004	Year- Over-Year Change
SG&A Expenses	3,248	2,949	3,188	10%	2%	6,436	5,351	20%
Percentage of Net Sales	16%	19%	20%			18%	18%

SG&A expenses consist primarily of employee-related expenses, commissions to sales representatives, occupancy expenses including expenses associated with the Company’s regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax, and Sarbanes-Oxley compliance services.

The $299,000 year-over-year increase in SG&A expenses for the three months ended October 1, 2005 is primarily attributed to a $224,000 increase in commissions expense due to increased sales, a $152,000 increase in payroll-related expenses due to increased headcount as we continue to expand our sales and marketing efforts worldwide, and a $88,000 increase in expense for professional service, partially offset by a $75,000 decrease in bad debt expense and a $42,000 decrease in advertising and publication expenses.

The comparable quarter of the prior fiscal year did not reflect the substantial cost of compliance work associated with the requirements of the Sarbanes-Oxley (SOX) Act of 2002, the majority of which was incurred during the second half of fiscal 2005. The Company anticipates total SOX cost in fiscal 2006 to be lower than fiscal 2005.

SG&A expenses for the balance of fiscal 2006 are expected to increase in absolute dollars as the Company expands sales and marketing presence worldwide; however, SG&A expenses as a percentage of Net Sales may fluctuate.

Interest Income and Other Income, Net

	Three Months Ended					Six Months Ended
(Dollars in thousands)	October 1, 2005	October 2, 2004	July 2, 2005	Year-Over-Year Change	Sequential Change	October 1, 2005	October 2, 2004	Year-Over-Year Change
Interest Income and Other Income, Net	702	377	906	86%	-23%	1,608	772	108%
Percentage of Net Sales	3%	2%	6%			4%	3%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $632,000 and $353,000 for the three months ended October 1, 2005 and October 2, 2004, respectively. For the six months ended October 1, 2005, interest income was $1,259,000, compared to $661,000 of the same period of the last fiscal year. The significant increase in interest income for the three and six months are primarily due to increases in cash, cash equivalents and short-term investments and higher interest rates in the current period compared to the same period of the prior fiscal year.

Other income, net, for the three months ended October 1, 2005 was $70,000 and consisted primarily of an increase in fair market value of investments held by the Company’s Supplemental Employee Retirement Plan of $104,000, offset by foreign currency exchange loss of $24,000. For the comparable period in fiscal 2005, other income, net was $24,000 and consisted primarily of an increase in fair market value of investments held by the Company’s Supplemental Employee Retirement plan of $84,000, offset by foreign currency exchange loss of $54,000.

Other income, net, for the six months ended October 1, 2005 was $349,000 and consisted primarily of an increase in fair market value of investments held by the Company’s Supplemental Employee Retirement Plan of $290,000, and sales proceeds from reclaimed gold of $61,000. For the comparable six months ended October 2, 2004, other income, net of $111,000 is primarily attributed an increase in fair market value of investments held by the Company’s Supplemental Employee Retirement Plan of $29,000 and a foreign currency gain of $75,000.

Provision for Income Taxes

Provision for income taxes represents federal, state and foreign taxes. The provision for income taxes for the three months ended October 1, 2005 was $1,991,000 at the effective tax rate of 32%, compared to $943,000 and 33% for the same period in the prior fiscal year. The provision for income taxes for the six months ended October 1, 2005 was $3,318,000 at the effective tax rate of 32% compared to $1,779,000 and 32% for the same period in the prior fiscal year. The effective tax rate for the three months ended October 1, 2005 was favorably impacted by the tax exempt interest, federal and California research and development credit, and the release of the tax reserve associated with California research and development credit.

Financial Condition

Overview

The Company ended the second quarter of fiscal 2006 with $96,299,000 in cash, cash equivalents, and short-term investments. This represents an increase of $7,882,000 when compared with the amount of $88,417,000 on April 2, 2005. As of October 1, 2005, the working capital was $107,682,000, an increase of $10,786,000 from $96,896,000 as of April 2, 2005. Working capital is defined as current assets less current liabilities. The increase in working capital was mostly the result of cash generated by operations.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased $16,256,000 during the six months ended October 1, 2005 to $22,378,000 from $38,634,000 at April 2, 2005. The decrease in cash and cash equivalents during the six-month period is due to cash used in investing activities of $24,674,000, as we moved cash into short-term investments and to $973,000 of cash used in the purchase of property, plant and equipment, offset by positive cash flows from operating activities of $5,987,000 and from financing activities of $2,431,000.

The Company’s operating activities generated cash of $5,987,000 for the six months ended October 1, 2005, compared to $6,301,000, for the same period in the prior fiscal year. The positive cash flows from operating activities were primarily attributable to net income, adjusted for non-cash items. Net operating cash flows for the six months ended October 1, 2005 were favorably impacted by non-cash charges for depreciation of $1,391,000, tax benefit associated with employee stock option exercises of $873,000, non-cash charges for provisions relating to inventory of $702,000, offset by non-cash reduction in provisions for doubtful accounts and sales returns totaling $574,000. Working capital sources of cash included an increase in accounts payable and accrued expenses of $2,258,000 primarily from timing of payments and increased accruals for employee benefits payable. Working capital uses of cash included an increase in accounts receivable of $2,993,000 due primarily to increased sales, an increase of inventories of $1,884,000 to support higher projected third and fourth fiscal quarter sales, and decrease in deferred revenue of $486,000, and an increase in short-term investments categorized as trading securities of $437,000.

Net cash used in investing activities in the six months ended October 1, 2005 was $24,674,000, primarily for purchases of short-term investments categorized as available for sale of $370,500,000 and purchases of property, plant and equipment of $973,000, partially offset by $346,799,000, proceeds from sales of short-term investments categorized as available for sale. In the comparable period in fiscal 2005, net cash used in investing activities was $28,640,000, primarily for purchases of short-term investments categorized as available for sale of $189,610,000, purchases of property, plant and equipment of $696,000, partially offset by $161,625,000, proceeds from sales of short-term investments categorized as available for sale and proceeds from sales of property, plant and equipment of $41,000.

Net cash provided from financing activities during the six months ended October 1, 2005, was $2,431,000, which consisted primarily of proceeds from employee exercises of stock options under the current and former option plans and proceeds from employee purchases of stocks under the ESPP, totaling $3,511,000, offset by common stock repurchase of $1,080,000. During the six-month period, the Company bought back 67,900 shares of the Company’s common stock in open market transactions for the total amount of $1,080,000. The repurchase prices ranged from $15.45 to $17.05 with a weighted average price of $15.91. Such repurchases were made under the repurchase program previously approved by the Board of Directors. In the comparable period in fiscal 2005, net cash provided by financing activities was $1,042,000, which consisted primarily of proceeds from employee exercises of stock options under the current and former option plans of $1,317,000, offset by $275,000 from common stock repurchases.

The Company expects to spend approximately $1,019,000 for capital acquisitions for the remainder of fiscal 2006, which would make capital expenditures for fiscal 2006 slightly less than in prior fiscal years. The Company believes that it has substantial production capacity in place to handle any projected increase in business for this fiscal year. The Company also believes that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet liquidity and capital requirements through the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have and never had any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect upon the financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

The following table summarizes the Company’s significant contractual cash obligations at October 1, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (1)	$5,219	$1,029	$1,780	$1,848	$562
Purchase obligations (2)	5,662	5,476	186	--	--
Total contractual cash obligations	$10,881	$6,505	$1,966	$1,848	$562

(1) The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease income for the three and six months ended October 1, 2005, amounted to $211,000 and $410,000, respectively.

(2) To obtain favorable pricing and resource commitment, the Company commits to volume purchases from suppliers of manufacturing materials and services.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 for accounting changes and error corrections at the beginning of fiscal 2007. The Company’s results of operations and financial condition will only be impacted by SFAS 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. The Company is required to adopt Interpretation No. 47 by the end of fiscal 2006. The Company is currently assessing the impact of Interpretation No. 47 on its results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 became effective for the Company as of July 1, 2005. There were no non-monetary exchange transactions recorded in the three months ended October 1, 2005. The Company will apply the requirements of SFAS 153 on any future non-monetary exchange transactions.

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

To date, our international customer agreements have been denominated primarily in U.S. dollars, and accordingly, we have not been exposed materially to foreign currency exchange rate fluctuations related to customer agreements, and we do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Hong Kong is the U.S. dollar and as the local expenditures are denominated in the local currency of Hong Kong, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures. The Company’s principal executive and financial officer has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of October 1, 2005, and has determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, such control.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither the Company nor any affiliated purchaser repurchased any of the Company’s shares during the three months ended October 1, 2005. There are 784,100 shares currently remaining in the repurchase program adopted in 1999, which was documented in the Quarterly Report on Form 10-Q for the period ending June 30, 2004. This 1999 repurchase program has no expiration date, other than unless extended, when the remaining 784,100 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired during the three months ended October 1, 2005, nor has the Company decided to terminate any repurchase plan or program prior to this expiration. There are no existing repurchase plans or programs under which the Company does not intend to make further purchases.

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

At the Company’s August 19, 2005, Annual Meeting of Shareholders, the Company’s shareholders re-elected the existing board of directors and ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal 2006. Of the 13,061,768 shares of common stock outstanding as of the record date of June 24, 2005, a total of 12,381,696 shares were voted in person or by proxy, representing 95% of the total votes entitle to be cast, constituting a majority and therefore more than a quorum of the outstanding shares entitled to vote. Votes were cast as follows:

Matter Acted Upon	Votes For	Votes Against	Votes Withheld/ Abstentions	Broker Non-Votes
1. Election of Directors

Henry C. Pao	12,021,930	0	359,766	0
Richard Siegel	11,765,970	0	615,726	0
W. Mark Loveless	12,242,133	0	139,563	0
Elliott Schlam	12,264,401	0	117,295	0
Milton Feng	12,242,133	0	139,563	0

2. Proposal to ratify the appointment of PricewaterhouseCoopers L.L.P. as the independent registered public accounting firm of the Company for the fiscal year ending April 1, 2006.

12,322,446	56,150	3,100	0

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

Date: November 8, 2005
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

Date: November 8, 2005                                                 /s/ Henry C. Pao
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

(i)
the quarterly report of the Company on Form 10-Q for the period ended October 1, 2005, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: November 8, 2005                            /s/ Henry C. Pao
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