Form 10-Q
period 2005-12-31
SUPERTEX INC
filed 2006-02-07
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

or

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes X	No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2006
Common Stock, no par value	13,569,447

Exhibit index is on Page 25
Total number of pages: 28

SUPERTEX, INC.
QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Net sales	$19,915	$14,925	$56,134	$44,715
Cost of sales	9,161	7,043	24,811	21,543
Gross profit	10,754	7,882	31,323	23,172
Research and development	2,792	2,086	8,149	7,242
Selling, general and administrative	3,464	3,049	9,900	8,400
Total operating expenses	6,256	5,135	18,049	15,642
Income from operations	4,498	2,747	13,274	7,530
Interest income	773	441	2,032	1,102
Other income, net	126	251	475	362
Income before provision for income taxes	5,397	3,439	15,781	8,994
Provision for income taxes	1,708	1,189	5,026	2,968
Net income	$3,689	$2,250	$10,755	$6,026
Net income per share:
Basic	$0.27	$0.17	$0.81	$0.47
Diluted	$0.26	$0.17	$0.79	$0.46

Shares used in per share computation:
Basic	13,416	13,023	13,225	12,957
Diluted	13,970	13,419	13,605	13,204

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2005	April 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$ 26,531	$ 38,634
Short-term investments	76,435	49,783
Trade accounts receivable, net of allowances of $909 and $704	12,205	7,898
Inventories	14,441	12,624
Prepaid expenses and other current assets	898	917
Deferred income taxes	6,321	6,322
Total current assets	136,831	116,178
Property, plant and equipment, net	7,970	7,992
Other assets	98	96
Deferred income taxes	2,111	2,111
TOTAL ASSETS	$ 147,010	$ 126,377

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$4,040	$3,280
Accrued salaries and employee benefits	10,497	8,720
Other accrued liabilities	1,392	634
Deferred revenue	3,851	3,610
Income taxes payable	902	3,038
Total current liabilities	20,682	19,282
Commitments and contingencies (See Note 7)

Shareholders’ equity:
Preferred stock, no par value - 10,000 shares authorized, none outstanding	--	--
Common stock, no par value - 30,000 shares authorized; issued and outstanding 13,530 and 13,086 shares	44,708	35,343
Retained earnings	81,620	71,752
Total shareholders' equity	126,328	107,095
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$147,010	$126,377

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended,
CASH FLOWS FROM OPERATING ACTIVITIES	December 31, 2005	January 1, 2005
Net income	$10,755	$6,026
Non-cash adjustments to net income:
Depreciation	2,114	2,453
Provision for doubtful accounts and sales returns	969	955
Provision for excess and obsolete inventories	857	1,317
Tax benefit from exercise of stock options	2,378	--
Changes in operating assets and liabilities:
Short-term investments, categorized as trading	(653)	(790)
Trade accounts receivable	(5,276)	(2,043)
Inventories	(2,674)	(602)
Prepaid expenses and other assets	17	(150)
Trade accounts payable and accrued expenses	3,295	1,869
Deferred revenue	241	(239)
Income taxes payable	(2,136)	612
Total adjustments	(868)	3,382
Net cash provided by operating activities	9,887	9,408
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,081)	(1,031)
Proceeds from disposal of property and equipment	--	41
Purchases of short-term investments, categorized as available for sale	(567,224)	(318,859)
Sales of short-term investments, categorized as available for sale	541,225	288,459
Net cash used in investing activities	(28,080)	(31,390)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	7,170	2,402
Repurchase of common stock	(1,080)	(275)
Net cash provided by financing activities	6,090	2,127
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,103)	(19,855)
CASH AND CASH EQUIVALENTS:
Beginning of period	38,634	57,717
End of period	$26,531	$37,862
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$4,782	$2,356

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Note 1 - Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments which are in the opinion of the Company’s management of normal recurring nature and necessary to present fairly the statements of financial position as of December 31, 2005 and April 2, 2005, results of operations for the three and nine months ended December 31, 2005 and January 1, 2005, and cash flows for the nine months ended December 31, 2005 and January 1, 2005. The April 2, 2005 balance sheet was derived from the audited financial statements included in the 2005 annual report on Form 10-K. All significant intercompany transactions and balances have been eliminated.

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

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year. Fiscal 2006 will be a 52-week year. The three months ended December 31, 2005, October 1, 2005, January 1, 2005, October 2, 2004, all consist of thirteen weeks.

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

Had the Company recorded compensation costs for stock options issued to employees under the Company’s current and former stock option plans and stock sales under its Employee Stock Purchase Plan (ESPP) based on the fair value at the grant date for the awards consistent with the provisions of SFAS No. 123, the net income and net income per share for the three and nine months ended December 31, 2005 and January 1, 2005 would have been reduced to the pro forma amounts indicated as follows:

                                                                                                                                                                            Three Months Ended                           Nine Months Ended
(in thousands except per share amounts)		December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Net income as reported		$ 3,689	$ 2,250	$10,755	$6,026
Add:	Stock-based employee compensation expense included in reported net income, net of tax	--	--	--	--

Deduct:	Stock-based employee compensation expense determined under fair value based method, net of tax	(403)	(552)	(1,259)	(1,615)
	Pro forma net income	$ 3,286	$ 1,698	$ 9,496	$ 4,411

Basic earnings per share	As reported	$ 0.27	$ 0.17	$0.81	$0.47
	Pro forma	$ 0.25	$ 0.13	$0.72	$0.34

Diluted earnings per share	As reported	$ 0.26	$ 0.17	$0.79	$0.46
	Pro forma	$ 0.23	$ 0.13	$0.70	$0.34

Note 3 - Inventories

The Company’s inventories consist of high technology semiconductor devices and integrated circuits that are specialized in nature, subject to rapid technological obsolescence and are sold in a highly competitive industry. Inventory balances at the end of each period are adjusted to approximate the lower of cost or market value.

Inventories consisted of (in thousands):

	December 31, 2005	April 2, 2005
Raw materials	$1,474	$1,220
Work-in-process	9,024	7,371
Finished goods	3,943	4,033
Inventories	$14,441	$12,624

The Company wrote down inventory totaling $155,000 and $857,000 for the three and nine months ended December 31, 2005, respectively. For the comparable periods in fiscal 2005, the Company wrote down inventory totaling $533,000 and $1,317,000, respectively. The Company realized gross margin benefits of $266,000 and $829,000 for the three and nine months ended December 31, 2005 due to sales of previously reserved inventory. Such benefits were $234,000 and $738,000 for the three and nine months ended January 1, 2005.

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

Deferred revenue consisted of (in thousands):

	December 31, 2005	April 2, 2005
Shipments to distributors	$3,701	$3,306
Technology license	150	262
Others	--	42
Deferred revenue	$3,851	$3,610

Note 4 - Comprehensive Income

Comprehensive income, which includes all changes in equity during a period from non-owner sources, did not differ from net income for any of the periods presented.

Note 5 - Income Taxes

Income taxes for interim reporting purposes are computed using estimates of the effective annual income tax rate for the entire fiscal year. The estimate of annual effective income tax rate is 35% prior to discrete items. The effective income tax rate after discrete items during the three months ended December 31, 2005 was 32% compared to 35% for the same period last year. The effective tax rate after discrete items for the nine months ended December 31, 2005 was 32% compared to 33% for the same period last year.

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

Note 6 - Net Income per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares that may be issued through stock options only, since the Company does not have any warrants or other convertible securities outstanding. A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended,		Nine Months Ended,
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
BASIC:
Net income	$3,689	$2,250	$10,755	$6,026
Weighted average shares outstanding for the period	13,416	13,023	13,225	12,957
Net income per share	$0.27	$0.17	$0.81	$0.47

DILUTED:
Net income	$3,689	$2,250	$10,755	$6,026
Weighted average shares outstanding for the period	13,416	13,023	13,225	12,957
Dilutive effect of stock options	554	396	380	247
Total	13,970	13,419	13,605	13,204
Net income per share	$0.26	$0.17	$0.79	$0.46

Options to purchase 88,587 shares of the Company’s common stock at an average price of $46.12 per share, and 135,450 shares at an average price of $39.40 per share at December 31, 2005 and January 1, 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because its effect would have been anti-dilutive. For the nine months ended December 31, 2005 and January 1, 2005, respectively, options to purchase the Company’s common stock of 137,836 shares at an average price of $39.55 per share, and 298,956 shares at an average price of $28.75 per share were not included in the computation of diluted earnings per share because its effect would have been anti-dilutive.

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

Indemnification

As is customary in the Company’s industry, the Company has agreed to defend certain customers, distributors, suppliers, and subcontractors against certain claims, which third parties may assert that its products allegedly infringe certain of its intellectual property rights, including patents, trademarks, trade secrets, or copyrights. The Company has agreed to pay certain amounts of any resulting damage awards and typically has the option to replace any infringing product with non-infringing product. The terms of these indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. To date, the Company has not paid any damage award or been required to defend any claim related to its indemnification obligations, and accordingly, it has not accrued any amount for indemnification obligations. However, there can be no assurances that the Company will not have any financial exposure under those indemnification obligations in the future.

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

The reductions to revenue for estimated product returns for the three and nine months ended December 31, 2005 and January 1, 2005 are as follows (in thousands):

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period
Three months ended December 31, 2005
Allowance for sales returns	$494	$490	$236	$748

Three months ended January 1, 2005
Allowance for sales returns	$199	$323	$175	$347

Nine months ended December 31, 2005
Allowance for sales returns	$463	$1,049	$764	$748

Nine months ended January 1, 2005
Allowance for sales returns	$186	$874	$713	$347

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

Operating Lease Obligations

The following table summarizes the Company’s future minimum lease payments and sublease income under all non-cancelable operating leases at December 31, 2005 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

Payment Due by Year	Operating Lease	Sublease Income
Less than 1 year	$1,028	$338
2 years	872	245
3 years	878	--
4 years	915	--
5 years	952	--
Thereafter	321	--
	$4,966	$583

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease income for the three and nine months ended December 31, 2005, amounted to $203,000 and $613,000, respectively.

Note 8 - Common Stock Repurchase

There were no shares repurchased during the three months ended December 31, 2005 and January 1, 2005. Share repurchase activities for the nine months ended December 31, 2005 and January 1, 2005 were as follows:

	Nine Months Ended
	December 31, 2005	January 1, 2005
Number of shares repurchased	67,900	18,900
Cost of shares repurchased	$1,080,000	$275,000
Average price per share	$15.91	$14.55

Since the inception of the repurchase program in 1992 through December 31, 2005, the Company repurchased a total of 1,115,900 shares of the common stock for an aggregate cost of $7,327,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of December 31, 2005, 784,100 shares remain authorized for repurchases under the program.

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

Below is a summary of sales by major geographic area (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
United States	$6,922	$8,264	$21,492	$25,581
Europe	1,314	1,154	4,450	3,957
Japan	1,962	1,412	5,415	5,179
Asia (excluding Japan)	9,193	3,667	22,955	8,640
Other	524	428	1,822	1,358
Total Net Sales	$19,915	$14,925	$56,134	$44,715

The Company does not segregate information related to operating income generated by export sales. The Company’s assets are primarily located in the United States of America.

Net property, plant and equipment by country was as follows (in thousands):

Country	December 31, 2005	April 2, 2005
United States	$6,834	$7,234
Hong Kong	1,136	758
	$7,970	$7,992

Note 10 - Significant Customers

For the three and nine months ended December 31, 2005, one end-user customer accounted for more than 25% and 17% of our net sales, respectively. No other customer accounted for more than 10% of net sales for both periods. For the three and nine months ended January 1, 2005, there was no end-user customer who accounted for more than 10% of net sales. However, our Japanese distributor accounted for 9% and 12% of net sales for the three and nine months ended January 1, 2005, respectively.

Note 11 - Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1 and 124-1"), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At December 31, 2005, all unrealized investment losses on available for sale securities have been recognized. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position or results of operations.

In September 2005, the FASB issued EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counter-party" ("EITF 04-13"). The issue provided guidance on the circumstances under which two or more inventory transactions with the same counter-party should be viewed as a single non-monetary transaction within the scope of APB Opinion No. 29, "Accounting for Non-monetary Transactions." The issue also provided guidance on circumstances under which non-monetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective for transactions completed in reporting periods beginning after March 15, 2006. The Company is evaluating the impact that this issue will have on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28. The Company is required to adopt SFAS 154 for accounting changes and error corrections at the beginning of fiscal 2007. The Company’s results of operations and financial condition will only be impacted by SFAS 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

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

In December 2004, FASB issued Statement No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”. SFAS 123R will require the Company to measure the cost of its employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In addition, it will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123R to the registrant’s fiscal year beginning on or after June 15, 2005. The Company is therefore required to implement the standard beginning in its fiscal year 2007. In addition, the SEC issued Staff Accounting Bulletin No. 107, or (SAB 107) in March 2005. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R. The Company is currently evaluating the impact of the SFAS 123R on its financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. You are urged to carefully review and consider the various disclosures we made in this Report and in other reports filed with the SEC, including the annual report on Form 10-K for the year-ended April 2, 2005.

Cautionary Statement Regarding Forward Looking Statements

This Form 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about the Company’s industry, its beliefs, its assumptions, and its goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", “forecasts”, and "estimates", and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this Form 10-Q are the Company’s expectations as to future revenues in the Medical Electronics, Imaging, Telecom, and Other markets and as to certain products and services within these markets; the Company’s revenue growth strategy; the Company’s anticipation that it will not apply the provision to qualify for earnings repatriation in fiscal 2006 under the Jobs Act; the Company’s belief that it has provided adequate tax reserves to cover any additional taxes that may be assessed in its audit; the Company’s anticipated R&D and SG&A expenses for the fourth quarter of fiscal 2006; the belief that the impact of rising interest rates on the fair value of the fixed rates securities would be minimal; the plan to spend approximately $385,000 for capital acquisitions in the fourth quarter of fiscal 2006; the belief that the Company has ample production capacity in place to handle any projected increase in business for this fiscal year; and the anticipation that the available funds and expected cash generated from operations will be sufficient to meet the liquidity and capital requirements through the next twelve months. These statements are only predictions, not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include no material adverse changes in the demand for our customer’s products in which the Company’s products are used; competition to supply semiconductor devices in the markets in which the Company competes does not increase and cause price erosion; demand materializes and increases for recently released customer products incorporating the Company’s products; that there are no unexpected manufacturing issues as production ramps up; the demand for the Company’s products or results of its product development change is such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; and that some of the Company’s equipment will not be unexpectedly damaged or obsoleted, thereby requiring replacement as well as those described in " Factors Which May Affect Operating Results" under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s annual report of Form 10-K for the fiscal year ended April 2, 2005. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

Critical Accounting Policies

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. The critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended April 2, 2005.

Critical accounting policies affecting the Company, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since April 2, 2005.

Overview

We design, develop, manufacture, and market high voltage semiconductor devices, including analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We supply standard and custom high voltage interface products primarily for use in the telecommunications (telecom), imaging, medical electronics, and industrial markets. We also supply custom integrated circuits for our customers using customer-owned designs and mask toolings with our process technologies.

Results of Operations

Net Sales

We operate in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal integrated circuits (ICs). Net sales for the three months ended December 31, 2005 were $19,915,000, a 33% increase compared to $14,925,000 for the same period of prior fiscal year. Net sales for the nine months ended December 31, 2005 were $56,134,000, a 26% increase compared to $44,715,000 for the same period of fiscal 2005. The year-over-year increase in net sales is primarily attributed to an increase in units shipped. Although our average selling price declined slightly as our mix tended towards medium priced devices, there was no material price erosion for our product offerings. Net sales decreased 2% from $20,226,000 when compared to the quarter ended October 1, 2005. The sequential decrease in net sales is primarily attributed to the deferred sales to a foreign distributor. A scheduled shipment to a distributor near the quarter cut-off date was not shipped to the end-customer as quickly as is typical due to what we believe was a holiday observance and a production line problem at an end-customer. It is our policy to recognize revenue on shipments to all our distributors, including the foreign ones, only upon their resale of our products.

Our estimate of the breakdown of net sales to customers in the Medical Electronics, Imaging, Telecom and Other markets for the three and nine months ended December 31, 2005 and January 1, 2005, as well as year-over-year and quarterly sequential percentage changes are shown in the below table. We have a broad base of customers, who in some cases manufacture end products spanning multiple markets. As such, the assignments of revenue to the aforementioned markets require the use of estimates, judgment, and extrapolation. Actual results may differ from those reported.

	Three Months Ended					Nine Months Ended
Net Sales (Dollars in thousands)	December 31, 2005	January 1, 2005	October 1, 2005	Year-Over-Year Change	Sequential Change	December 31, 2005	January 1, 2005	Year-Over-Year Change
Medical Electronics	$6,223	$5,165	$7,281	20%	-15%	$19,624	$17,051	15%
Imaging	8,715	5,342	8,900	63%	-2%	23,203	12,854	81%
Telecom	3,831	3,012	3,236	27%	18%	10,350	9,843	5%
Other	1,146	1,406	809	-18%	42%	2,957	4,967	-40%
Total Net Sales	$19,915	$14,925	$20,226	33%	-2%	$56,134	$44,715	26%

	Three Months Ended			Nine Months Ended
Markets	December 31, 2005	January 1, 2005	October 1, 2005	December 31, 2005	January 1, 2005
Medical Electronics	31%	35%	36%	35%	38%
Imaging	44%	36%	44%	41%	29%
Telecom	19%	20%	16%	18%	22%
Other	6%	9%	4%	6%	11%
Total Net Sales	100%	100%	100%	100%	100%

Sales to the Medical Electronics market for the three months ended December 31, 2005 was $6,223,000 as sales increased 20% compared to same period in prior fiscal year, but decreased 15% sequentially.  For the nine months ended December 31, 2005 sales increased 15% to $19,624,000 compared to same period of the prior fiscal year. The year-over-year increase in net sales is attributed to strong shipments of our high voltage pulser circuits and chipsets in addition to added content in portable and transportable systems. The sequential decrease in sales is primarily due to a seasonal factor. Customers in this market indicate that due to timing of the budgeting process and consequential buying practices of the hospitals that purchase their products; demand for their products typically increase in the fourth calendar quarter. This results in their increased demand for components from suppliers like Supertex in the preceding quarter. Thus, the relatively strong sales to the Medical Electronics market in the quarter ended October 1, 2005.

We believe sales to the Medical Electronics market will increase in the fourth quarter of this fiscal year and through the next fiscal year. The expected increase in sales to this market is projected to be provided by the expansion of our customer base in Asia, an increase in shipments of high-voltage pulsers for new portable systems, as well as from increased demand of higher resolution machines as our traditional base of ultrasound customers launches their next generation products with enhanced imaging capabilities.

As a percentage of net sales and in absolute dollars, the Imaging market accounted for the highest sales of all of our markets for the three and nine months ended December 31, 2005. Sales in the Imaging market for the three months ended December 31, 2005 increased 63% to $8,715,000 when compared to the same period a year ago, and decreased 2% sequentially.  For the nine months ended December 31, 2005, sales to the Imaging market increased 81% to $23,203,000 compared to the same period of last fiscal year.  The year-over-year increase in net sales is primarily attributed to the continued increase in demand of the electroluminescent (EL) drivers for cellular phones. The sequential decrease in net sales is primarily attributed to the deferred sales to a foreign distributor. A scheduled shipment to a distributor near the quarter cut-off date was not shipped to the end-customer as quickly as is typical during the holiday observance. It is our policy to recognize revenue on shipments to all our distributors, including the foreign ones, only upon their resale of our products. We forecast increasing EL sales for the fourth fiscal quarter and further increases in the first fiscal quarter of 2007 as additional platforms and customers are expected to reach production status.

Sales to the Telecom market increased 27% during the three months ended December 31, 2005 to $3,831,000 compared to the same period a year ago and increased 18% sequentially.  For the nine months ended December 31, 2005, sales to the Telecom market increased 5% to $10,350,000 compared to the same period of prior fiscal year.  The increase in year-over-year and sequential sales is attributed to ramping up of our next generation products. We believe sales to the Telecom market will see a moderate growth as shipments of the HotSwap products grow due to customers ramping up their programs into volume production; and partially from shipments of chip sets for telecom line protection products.

Sales to Other markets decreased 18% during the three months ended December 31, 2005 to $1,146,000 compared to the same period a year ago but increased 42% sequentially.  For the nine months ended December 31, 2005, sales to Other markets decreased 40% to $2,957,000 compared to the same period a year ago. The year-over-year decrease in sales is primarily due to the shift of our focus to new products from the lower margin foundry business. Although there was a slight increase in sales of our foundry business during the quarter ended December 31, 2005 when compared to the prior quarter, we expect our foundry business to remain at the current level for the foreseeable future.

Our current growth strategy relies on the successful transition of our new products, and our ability to continuously and successfully introduce and market new products and technologies that meet our customers’ requirements.

Our principal markets are in the United States, Europe, and Asia. Sales by geography as well as year-over-year and sequential percentage change, were as follows, where international sales include sales to U.S. based customers if the product is delivered outside the United States (in thousands):

	Three Months Ended					Nine Months Ended
Net Sales	December 31, 2005	January 1, 2005	October 1, 2005	Year-Over-Year Change	Sequential Change	December 31, 2005	January 1, 2005	Year-Over-Year Change
United States	$6,922	$8,264	$7,220	-16%	-4%	$21,492	$25,581	-16%
Europe	1,314	1,154	1,831	14%	-28%	4,450	3,957	12%
Japan	1,962	1,412	1,718	39%	14%	5,415	5,179	5%
Asia (excluding Japan)	9,193	3,667	8,966	151%	3%	22,955	8,640	166%
Other	524	428	491	22%	7%	1,822	1,358	34%
Total Net Sales	$19,915	$14,925	$20,226	33%	-2%	$56,134	$44,715	26%

Domestic Sales	$6,922	$8,264	$7,220	-16%	-4%	$21,492	$25,581	-16%
International Sales	12,993	6,661	13,006	95%	0%	34,642	19,134	81%
Total Net Sales	$19,915	$14,925	$20,226	33%	-2%	$56,134	$44,715	26%

Net sales to international customers for the three months ended December 31, 2005 were $12,993,000 or 65% of net sales as compared to $6,661,000 or 45% of net sales for the same period of the prior fiscal year and $13,006,000 or 64% in the three months ended October 1, 2005. For the nine months ended December 31, 2005, international sales were $34,642,000 or 62% of net sales as compared to $19,134,000 or 43% of net sales of same period of the prior fiscal year. Sales to international customers for the three and nine months ended December 31, 2005 increased 95% and 81% respectively, compared to the same periods last year, but decreased slightly sequentially. The increase in sales year-over-year is primarily due to shipments of EL backlighting products to customers whose contract manufacturing vendors are located in China as well as the continuing transfer of end-customer manufacturing from North America to international locations, mainly the Asia Pacific Region. The slight decrease in sales to international customers sequentially is primarily caused by the deferred sales to a foreign distributor. A scheduled shipment to a distributor near the quarter cut-off date was not shipped to end-customer as quickly as is typical due to holiday observance. Sales to domestic customers for the three and nine months ended December 31, 2005 decreased 16% and 16% respectively, compared to the same periods last year; and decreased 4% sequentially. The decrease year-over-year and sequentially is attributed primarily to the transfer of end customer manufacturing and due to the decline in sales of our foundry products.

Our assets are primarily located in the United States.

Gross Profit

Gross profit represents net sales less cost of net sales. Cost of sales includes the cost of purchasing raw silicon wafers, cost associated with assembly, packaging, test, quality assurance and product yields, the cost of personnel, facilities, and equipment associated with manufacturing support and charges for excess inventory. Gross profit for the quarter ended December 31, 2005 was $10,754,000, compared to $7,882,000 for the same period of fiscal 2005, and $11,382,000 of the prior quarter. For the nine months ended December 31, 2005, gross profit was $31,323,000 compared to $23,172,000 for the same period of last fiscal year. These changes were primarily attributable to corresponding changes in our revenue although as shown below, our gross margin percentage did fluctuate somewhat.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 31, 2005	January 1, 2005	October 1, 2005	December 31, 2005	January 1, 2005
Gross Margin Percentage	54%	53%	56%	56%	52%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Sale of Previously Written Down Inventory	$ 266	$ 234	$ 306	$ 829	$ 738
Percentage of Net Sales	1%	2%	2%	1%	2%

Gross margin, which is gross profit as a percent of net sales, was 54% for the three months ended December 31, 2005 compared to 53% for the same period of the prior fiscal year and 56%, sequentially. For the nine months ended December 31, 2005, gross margin was 56% compared to 52% for the same period of the prior fiscal year. The improvement in gross margin for the three and nine months ended December 31, 2005 over the comparable periods in fiscal 2005 was primarily attributed to the increase in plant capacity utilization, and to a lesser degree from favorable product mix which consisted of higher sales of our newer products replacing declining sales of the lower margin foundry products. The sequential decrease in gross margin was mostly due to the slightly lower sales in the current quarter and due to operating inefficiencies during the quarter caused by numerous holidays and the production facilities being shutdown in the last week of the quarter for annual maintenance and upgrade work.

Research and Development (R&D) Expenses

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 31, 2005	January 1, 2005	October 1, 2005	Year-Over-Year Change	Sequential Change	December 31, 2005	January 1, 2005	Year-Over-Year Change
R&D Expenses	$ 2,792	$ 2,086	$ 2,598	34%	7%	$ 8,149	$ 7,242	13%
Percentage of Net Sales	14%	14%	13%			15%	16%

R&D expenses include payroll and benefits, as well as expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development expenses until new products are released to production.

In absolute dollars, R&D expenses in the three and nine months ended December 31, 2005 increased to $2,792,000 and $8,149,000, respectively compared to $2,086,000 and $7,242,000 for the respective periods a year ago. The increase for both periods is attributed to an increase in payroll and benefit expenses due to additional headcount, increase in expense for prototype cost, and increase in expenses for engineering supplies and services. Compared to the prior quarter, R&D expenses increased to $2,792,000 from $2,598,000. The increase is attributed to an increase in payroll and related benefit expenses due to additional headcount, increase in expenses for engineering supplies and services, offset by a decrease in expense for prototype costs. Some aspects of our R&D efforts require significant short-term expenditures. As such, timing of such expenditures may cause fluctuations in our R&D expenses.

We plan to increase R&D activities to enhance our product offerings in order to meet current and future technological requirements of our customers and markets. As such, R&D expenses in absolute dollars are likely to increase in the next quarter and throughout the next fiscal year. However, R&D expenses as a percentage of net sales may fluctuate.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 31, 2005	January 1, 2005	October 1, 2005	Year-Over-Year Change	Sequential Change	December 31, 2005	January 1, 2005	Year- Over-Year Change
SG&A Expenses	$ 3,464	$ 3,049	$ 3,248	14%	7%	$ 9,900	$ 8,400	18%
Percentage of Net Sales	17%	20%	16%			18%	19%

SG&A expenses consist primarily of employee-related expenses, commissions to sales representatives, occupancy expenses including expenses associated with the our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax, and Sarbanes-Oxley compliance services.

SG&A expenses for the three months ended December 31, 2005 increased $415,000 or 14% to $3,464,000 from $3,049,000 for the comparable period of last year. This increase is primarily attributed to a $180,000 increase in payroll related expenses due to increased headcount as we continue to expand our sales and marketing efforts worldwide, and a $184,000 increase in commissions expense and salesmen bonus resulting from increased sales. Compared to the prior quarter, SG&A expenses increased $216,000 or 7%. The increase is primarily attributed to a $186,000 increase in payroll related expenses from additional headcount, partially offset by a $132,000 decrease in commission and salesmen bonus due to a lower sales in the current quarter when compared to the prior quarter.

SG&A expenses for the nine months ended December 31, 2005 increased $1,500,000 or 18%, compared to the same period last year. This increase is primarily attributed to a $745,000 increase in payroll related expenses due to increased headcount as we continue to expand our sales and marketing efforts worldwide, a $658,000 increase in commissions expense and salesmen bonus resulting from increased sales, $94,000 increase in travel expenses; partially offset by a $101,000 reduction in advertising costs.

SG&A expenses for the fourth quarter of fiscal 2006 are expected to increase in absolute dollars as we continue to expand our sales and marketing presence worldwide; however, SG&A expenses as a percentage of net sales may fluctuate.

Interest Income and Other Income, Net

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 31, 2005	January 1, 2005	October 1, 2005	Year-Over-Year Change	Sequential Change	December 31, 2005	January 1, 2005	Year-Over-Year Change
Interest Income and Other Income, Net	$ 899	$ 692	$ 702	30%	28%	$ 2,507	$ 1,464	71%
Percentage of Net Sales	5%	5%	3%			4%	3%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $773,000 and $441,000 for the three months ended December 31, 2005 and January 1, 2005, respectively. For the nine months ended December 31, 2005, interest income was $2,032,000, compared to $1,102,000 of the same period of the last fiscal year. The increases in interest income for the three and nine months ended December 31, 2005 are primarily a result of higher investment yields and to a lesser extent from larger cash, cash equivalents and short-term investments balance compared to the same periods of fiscal 2005.

Other income, net, for the three months ended December 31, 2005 was $126,000 and consisted primarily of an increase in fair market value of investments held by the our Supplemental Employee Retirement Plan of $137,000, offset by foreign currency exchange loss of $34,000. For the comparable period in fiscal 2005, other income, net was $251,000 and consisted primarily of an increase in fair market value of investments held by the our Supplemental Employee Retirement plan of $295,000, offset by foreign currency exchange loss of $23,000.

Other income, net, for the nine months ended December 31, 2005 was $475,000 and consisted primarily of an increase in fair market value of investments held by our Supplemental Employee Retirement Plan of $428,000, offset by foreign currency exchange loss of $44,000. For the comparable nine months ended January 1, 2005, other income, net of $362,000 is primarily attributed an increase in fair market value of investments held by our Supplemental Employee Retirement Plan of $324,000 and a foreign currency gain of $49,000.

Provision for Income Taxes

Provision for income taxes represents federal, state and foreign taxes. The provision for income taxes for the three months ended December 31, 2005 was $1,708,000 at the effective tax rate of 32%, compared to $1,189,000 and 35% for the same period in the prior fiscal year. The provision for income taxes for the nine months ended December 31, 2005 was $5,026,000 at the effective tax rate of 32% compared to $2,968,000 and 33% for the same period in the prior fiscal year. The effective tax rate for the three and nine months ended December 31, 2005 was favorably impacted by the tax exempt interest, federal and California research and development credit, and the release of certain tax reserves due to the expiration of the status of limitation.

We maintain within our income taxes payable account reserves for tax contingencies. These reserves involve considerable judgment and estimation and are continuously monitored by management and professional tax consultants based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information. We are currently undergoing a routine tax audit by the Internal Revenue Service (IRS). Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our financial statements for any additional taxes we may be required to pay as a result of the IRS audit. If the payment ultimately proves to be unnecessary, the reversal of these reserves for tax liability would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision will be recorded. The impact of either adjustment in our tax accounts could have a material impact on our results of operations in future periods

Financial Condition

Overview

We ended the third quarter of fiscal 2006 with $102,966,000 in cash, cash equivalents, and short-term investments. This represents an increase of $14,549,000 when compared with the amount of $88,417,000 on April 2, 2005. As of December 31, 2005, the working capital was $116,149,000, an increase of $19,253,000 from $96,896,000 as of April 2, 2005. Working capital is defined as current assets less current liabilities. The increase in working capital was mostly the result of cash generated from operations.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $12,103,000 during the nine months ended December 31, 2005 to $26,531,000 from $38,634,000 at April 2, 2005. The decrease in cash and cash equivalents during the nine months ended December 31, 2005 is due to cash used in investing activities of $28,080,000, as we moved cash and cash equivalents into short-term investments and $2,081,000 of cash used in the purchase of property, plant and equipment; offset by positive cash flows from operating activities of $9,887,000 and from financing activities of $6,090,000.

Our operating activities generated cash of $9,887,000 for the nine months ended December 31, 2005, compared to $9,408,000, for the same period in the prior fiscal year. The positive cash flows from operating activities were primarily attributable to net income, adjusted for non-cash items. Net operating cash flows for the nine months ended December 31, 2005 were favorably impacted by non-cash charges for tax benefit associated with employee stock option exercises of $2,378,000, depreciation of $2,114,000, non-cash charges for provisions relating to inventory of $857,000, and non-cash charge in provisions for doubtful accounts and sales returns totaling $969,000. Working capital sources of cash included an increase in accounts payable and accrued expenses of $3,295,000 primarily from timing of payments for purchases and increased accruals for employee benefits payables. Working capital uses of cash included an increase in accounts receivable of $5,276,000 due primarily to increased sales, an increase of inventories of $2,674,000 to support higher projected fourth fiscal quarter sales, and decrease in income tax payable of $2,136,000, and an increase in short-term investments categorized as trading securities of $653,000.

In the comparable period in fiscal 2005, the positive cash flows from operating activities were primarily attributable to net income, adjusted for non-cash items. Net operating cash flows were favorably impacted by non-cash charges for depreciation of $2,453,000, non-cash charges for provisions relating to inventory of $1,317,000, and non-cash charges for provisions for doubtful accounts and sales returns totaling $955,000. Working capital sources of cash included an increase in accounts payable and accrued expenses of $1,869,000 primarily from timing of payments and increased accruals for employee benefits payable and an increase in income taxes payable of $612,000 due to higher income. Working capital uses of cash included an increase in accounts receivable of $2,043,000 due primarily to higher sales, an increase of inventories of $602,000, and a decrease in deferred revenue of $239,000.

Net cash used in investing activities in the nine months ended December 31, 2005 was $28,080,000, primarily for purchases of short-term investments categorized as available for sale of $567,224,000 and purchases of property, plant and equipment of $2,081,000, partially offset by $541,225,000, proceeds from sales of short-term investments categorized as available for sale. In the comparable period in fiscal 2005, net cash used in investing activities was $31,390,000, primarily for purchases of short-term investments categorized as available for sale of $318,859,000 and equipment purchases of $1,031,000, partially offset by proceeds from sales of short-term investments categorized as available for sale of $288,459,000.

Net cash provided from financing activities during the nine months ended December 31, 2005, was $6,090,000, which consisted primarily of proceeds from employee exercises of stock options under the current and former option plans and proceeds from employee purchases of stocks under the ESPP, totaling $7,170,000, offset by common stock repurchase of $1,080,000. During the nine months period, we bought back 67,900 shares of our common stock in open market transactions for the total amount of $1,080,000. The repurchase prices ranged from $15.45 to $17.05 with a weighted average price of $15.91. The repurchases were made under the repurchase program previously approved by the Board of Directors. In the comparable period in fiscal 2005, net cash provided by financing activities was $2,127,000, which consisted primarily of proceeds from employee exercises of stock options under the current and former option plans and proceeds from employee purchases of stocks under the ESPP totaling $2,402,000, offset by $275,000 from common stock repurchases.

We expect to spend approximately $385,000 for capital acquisitions in the fourth quarter of fiscal 2006. We believe that we have substantial production capacity in place to handle any projected increase in business for the next fiscal year. We also believe our existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet liquidity and capital requirements through the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are likely to have, a current or future material effect on the financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table summarizes our significant contractual cash obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (1)	$4,966	$1,029	$1,749	$1,866	$322
Purchase obligations (2)	5,776	5,255	521	--	--
Total contractual cash obligations	$10,742	$6,284	$2,270	$1,866	$322

 (1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease income for the three and nine months ended December 31, 2005, amounted to $203,000 and $613,000, respectively.

(2) To obtain favorable pricing and resource commitment, we commit to volume purchases from suppliers of manufacturing materials and services.

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1 and 124-1"), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At December 31, 2005, all unrealized investment losses on available for sale securities have been recognized. We do not anticipate that the implementation of these statements will have a significant impact on our financial position or results of operations.

In September 2005, the FASB issued EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counter-party" ("EITF 04-13"). The issue provided guidance on the circumstances under which two or more inventory transactions with the same counter-party should be viewed as a single non-monetary transaction within the scope of APB Opinion No. 29, "Accounting for Non-monetary Transactions." The issue also provided guidance on circumstances under which non-monetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective for transactions completed in reporting periods beginning after March 15, 2006. We are evaluating the impact that this issue will have on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28. We are required to adopt SFAS 154 for accounting changes and error corrections at the beginning of fiscal 2007. Our results of operations and financial condition will only be impacted by SFAS 154 if we implement changes in accounting principle that are addressed by the standard or correct accounting errors in future periods.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. We are required to adopt Interpretation No. 47 by the end of fiscal 2006. We are currently assessing the impact of Interpretation No. 47 on its results of operations and financial condition.

In December 2004, FASB issued Statement No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”. SFAS 123R will require us to measure the cost of our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which our employee is required to perform services in exchange for the award (generally over the vesting period of the award). In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123R to the registrant’s fiscal year beginning on or after June 15, 2005. We are therefore required to implement the standard beginning on our fiscal year 2007. In addition, the SEC issued Staff Accounting Bulletin No. 107, or (SAB 107) in March 2005. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R. We are currently evaluating the impact of the SFAS 123R on its financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No.43, Chapter 4” (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, we are required to adopt these provisions at the beginning of our fiscal 2007. We are currently evaluating the impact of SFAS 151 on its consolidated financial statements.

Available Information

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site at http://sec.gov that contains reports, proxy and information statements and other information regarding Supertex, Inc. We make available free of charge and through our Internet website at www.supertex.com copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC. Copies of such documents may be requested by contacting our Investor Relations department at (408) 222-4887.

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

To date, the Company’s international customer agreements are denominated primarily in U.S. dollars, and accordingly, it has not been exposed materially to foreign currency exchange rate fluctuations related to customer agreements. The Company does not engage in foreign currency hedging transactions. The functional currency of the Company’s operations in Hong Kong is the U.S. dollar. Therefore, as the local expenditures are denominated in the local currency of Hong Kong, it is subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. The Company does not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on the Company’s consolidated financial position or results of operations.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures. The Company’s principal executive and financial officer has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2005, and has determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, such control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither the Company nor any affiliated purchaser repurchased any of the Company’s shares during the three months ended December 31, 2005. There are 784,100 shares currently remaining in the repurchase program adopted in 1999, which was documented in the Quarterly Report on Form 10-Q for the period ended June 30, 2004. This 1999 repurchase program has no expiration date, other than unless extended, when the remaining 784,100 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired during the three months ended December 31, 2005, nor has the Company decided to terminate any repurchase plan or program prior to this expiration. There are no existing repurchase plans or programs under which the Company does not intend to make further purchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

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

Date: February 7, 2006
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

Date: February 7, 2006                                     /s/ Henry C. Pao
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

(i)
the quarterly report of the Company on Form 10-Q for the period ended December 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: February 7, 2006                                 /s/ Henry C. Pao
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