Form 10-K
period 2006-04-01
SUPERTEX INC
filed 2006-06-15
CIK 730000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
(x)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended April 1, 2006
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _______ to ________
Commission File No. 0-12718

SUPERTEX, INC.
(Exact name of Registrant as specified in its charter)

California	94-2328535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1235 Bordeaux Drive, Sunnyvale, California 94089
(Address of principal executive offices)
Registrant's Telephone Number, Including Area Code: (408) 222-8888

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Check one. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

As of October 1, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, there were 13,263,826 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was $301,414,225 based on the closing price reported on the NASDAQ National Market on October 1, 2005. Shares of common stock held by officers, directors and other persons who may be deemed “affiliates” of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The total number of shares outstanding of the Registrant's common stock as of June 12, 2006, was 13,676,295.

Documents Incorporated by Reference: Part III incorporates by reference portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on August 18, 2006 (the "Proxy Statement").

Exhibit Index is on Page 63
Total number of pages is 68

SUPERTEX, INC.
ANNUAL REPORT - FORM 10K

Table of Contents

		Page No.

	PART I

Item 1.	Business..............................................................................................................................................................................................	1
Item 1A.	Risk Factors........................................................................................................................................................................................	10
Item 1B.	Unresolved Staff Comments............................................................................................................................................................	12
Item 2.	Properties............................................................................................................................................................................................	12
Item 3.	Legal Proceedings.............................................................................................................................................................................	13
Item 4.	Submission of Matters to a Vote of Security Holders.................................................................................................................	13

PART II

Item 5.	Market for Registrant's Common Equity Related Shareholder Matters and Issuer Repurchases of Equity Securities.....	14
Item 6.	Selected Financial Data.....................................................................................................................................................................	16
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations..............................................	17
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk....................................................................................................	32
Item 8.	Financial Statements and Supplementary Data............................................................................................................................	33
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................	33
Item 9A.	Controls and Procedures..................................................................................................................................................................	33
Item 9B.	Other Information..............................................................................................................................................................................	34

PART III

Item 10.	Directors and Executive Officers of the Registrant......................................................................................................................	35
Item 11.	Executive Compensation..................................................................................................................................................................	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters............................	35
Item 13.	Certain Relationships and Related Transactions.........................................................................................................................	35
Item 14.	Principal Accountant Fees and Services......................................................................................................................................	36

PART IV

Item 15.	Exhibits...............................................................................................................................................................................................	36

Signatures	...........................................................................................................................................................	38

PART I

Item 1. Business

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates, " and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) we expect to step up our research and development efforts and have a new record for us of more than forty new product introductions during fiscal 2007; (2) our expectation that our wafer fabrication facility (fab) will fulfill our wafer manufacturing capacity needs including from our projected increase in business in fiscal 2007; (3) our belief that our current backlog will be shipped in fiscal 2007; (4) our belief that our patents may have value and may be useful for cross-licensing; (5) our belief that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in R&D; (6) our anticipation that we will not pay dividends in the near term;, (7) our plan to continue R&D spending as a percentage of net sales at its current level of around 17%; (8) our product strategies, including to focus on a stronger standard product line as opposed to a mix of standard and custom products and to further our strategic marketing activities as evidence by our creation of the office of Vice President of Marketing; (9) our belief that our continued growth depends in part on our ability to attract and retain highly skilled employees; (10) that available funds and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements through the end of fiscal 2007; (11) that we expect to spend approximately $5,541,000 for capital acquisitions in fiscal year 2007; (12) that the fair value of our investment portfolio would not be significantly impacted by changes in interest rates due to the short maturities of our investments; (13) we expect SG&A expenses to increase in absolute dollars as the Company expands its sales and marketing presence worldwide, and SG&A expenses may fluctuate as a percentage of net sales; (14) our expectation that the recognition of additional compensation expense [from FAS 123R] will impact our gross margin unfavorably; (15) our belief that the medical ultrasound machine market will continue to grow globally in fiscal 2007 and beyond, that we will be a key component supplier with our increasing sales of high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs, and that with our new products and design wins we may have mitigated the seasonality problem; (16) our view that in the Telecom market increased sales of DC-to-DC converters, long haul ring generators, line protection devices, hotswap ICs, and high voltage amplifier arrays for the optical-to-optical telecom market will offset a decline in sales of our older legacy products; (17) our expectation that revenues will increase in the Imaging market due to our increasing sales of EL drivers resulting in part from our new generation of inductor-based inverters and our recently introduced inductorless (no inductor) inverters for space-constrained applications, which will allow us greater market penetration in the watch and MP3 player markets where space is limited; (18) our view that the current Other market category, which includes LED driver IC’s for lighting, and backlighting in LCD TVs, should see material product revenue in fiscal 2007; and (19) our expectation that we will release new products for and will consider our LED driver IC family of products to be a fourth market during fiscal 2007. These statements are only predictions, are not guarantees, of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in Item 1A “Risk Factors” and elsewhere in this report, as well as the risks (1) that our patents may not have material value and that there may not be a market to cross-license them, (2) that there may be alternative ways for us to maintain our competitive position than through investments in R&D, that these alternatives may cost us less money or be more effective than investments in R&D, that our investments in R&D may not result in new products, and that even if our investments in R&D result in new products, these products may not enable us to maintain our competitive position, (3) that we will not obtain continued growth despite hiring highly skilled employees, (4) that we will not generate enough cash from operations to meet our cash and working capital requirements through the end of fiscal 2007, (5) that we need to spend more on capital acquisitions than anticipated, or that we overestimate or underestimate our need for capital acquisition, (6) that changes in short-term interest rates are significant enough to affect our investment portfolio,(7) that our customers and potential customers will not design our devices into their products or their products containing our devices will not have the demand we anticipate, or competitors will design products in our niche and drive down our prices and gross margins, and (9) that our newly introduced products will not be widely adopted so that they do not generate substantial revenue. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

We market our products through direct sales personnel, independent sales representatives and distributors in the United States of America and abroad, primarily to electronic original equipment manufacturers. The Company was incorporated in California in October 1975 and conducted an initial public offering of its Common Stock in December 1983. Our executive offices are located at 1235 Bordeaux Drive, Sunnyvale, California 94089, and our principal manufacturing facilities are located in San Jose, California and in Hong Kong. We have two design centers, one in our Sunnyvale headquarters and one in Hong Kong within our production test facility. We maintain nine direct field sales offices located in the following areas: Tallman, New York; Irving, Texas; Oley, Pennsylvania; The United Kingdom; Germany; Shanghai, China; Shenzhen, China; Taiwan and Seoul, Korea. We have a Sales and Distribution Center in Hong Kong. Our mailing address is 1235 Bordeaux Drive, Sunnyvale, California 94089 and the telephone number of our headquarters is (408) 222-8888. Our website address is www.supertex.com.

Products and Markets

Over the years, Supertex has designed, developed, and manufactured a variety of high voltage analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies primarily for use in medical instruments, imaging, light emitting diode (LED) drivers, electro-luminescent (EL) lamp drivers, for telecommunication and data communication applications. Our products are basically interface products, interfacing between low voltage logic circuits and high voltage “real world” media. We supply both standard and custom products. We also provide custom processing services for the manufacture of integrated circuits, using customer-owned designs and mask toolings. Under this “custom processing service” arrangement, a tangible product is sold, and the Company bears the risk of loss until title is passed. Title to the product under the “custom processing service” arrangement is passed to the customer on the earlier of, time of shipment, or at production completion at wafer bank. The Company does not rent its equipment to customers. During fiscal 2006, sales of custom processed products represented approximately 14% of our total revenues, compared to 24% of our total revenues in fiscal 2005. After the transfer of our high voltage processes from our old fab to our new fab in fiscal 2002, the Company shifted focus towards the development and marketing of our higher margin proprietary standard products. We saw excellent potential to expand and compete in the markets of our standard products. We formulated the forward thrusts and strategies shown in the table below, and started developing a large number of new standard products. The result was the increasing number of new product introductions, twenty-four in calendar year 2005, compared to five in calendar year 2004 and thirteen in calendar year 2003. We expect to introduce a record number of over forty new products in fiscal 2007.

The typical gestation period of our new product from introduction through design-in by the customer to volume production is one year. As we increase our new product introductions, we anticipate our sales in the coming years to increase.

Markets, Products and Strategies
Markets	Market Sub-Segment	Products	Strategies
Imaging	Flat panel displays	HV Drivers for new Display Technologies: FED & EL	Partnering, proprietary and custom
	Backlighting	EL Drivers	Custom and proprietary, Leadership
	Printers	HV Drivers for Non-impact	Custom and proprietary, Leadership
Medical	Ultrasound Imaging	3rd Gen. MUX., HV Pulsers, Beam Former, FET Drivers	Custom and proprietary, Leadership
Telecom	Telecommunication	HV Ring Generators, Optical MEMS Drivers, HV Switches, HV line protection devices	Custom and proprietary, Leadership
	Data communication Hotswap	Power Mgmt/Supervisory, Power Sequencers	Second source and proprietary
Other	LED Lightings	RGB Backlighting for LCD TVs and Monitors Drivers for Traffic Signals, Commercial Signages and Displays, Automotive Lighting General Illumination	Small, reliable, cost-effective solutions

Three major product groups, imaging, medical electronics, and telecommunications/data communication, currently generate most of the product revenues while the fourth group, other, which includes the LED driver ICs for lighting, should see material product revenue in fiscal 2007. Our major product groups are:

The Imaging Group consists of three product lines, namely:

(1)
A family of products for driving EL panels to back-light liquid crystal displays (LCD) in hand-held instruments, such as watches, monochrome screens and keypads for cell phones, PDAs, pagers, HPCs, MP3, and meters.  Supertex is one of the key providers of EL drivers for cell phones, PDAs, and watches and it has a significant share of this market. The Company also offers custom processing service for charge-coupled devices (CCD) and CMOS imaging devices.

(2)
Interface products for driving flat panel displays. This product family is sold to flat panel manufacturers using electroluminescent (EL), plasma, carbon nano-tube field emission, vacuum fluorescent, cholesteric LCD, electrophoretic and light emitting diode (LED) technologies;

(3)
Driver ICs for driving non-impact printers and plotters, primarily using inkjet technologies. The printer product family is used in ink-jet and electrostatic types of printers and plotters which are mostly high-end products with full color capability, high resolution and high-speed outputs.

The Medical Electronics Group consists of a family of high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs primarily for ultrasound diagnostic imaging equipment as well as selected portable instrument applications. In recent years, the overall ultrasound market has been shifting to transportable, hand-carried ultrasound (HCU) units, which has driven the ultrasound market growth. These high-performance, portable, affordable systems are accelerating the proliferation of ultrasound imaging to medical specialties other than the traditional clinical segments of cardiology, radiology, and OB/GYN. The adoption of ultrasound imaging by new user groups is also spurring ultrasound market growth. Geographically, the market is expanding as well. Traditionally, the United States, Europe, and Japan were the main designers and producers of medical ultrasound machines. While the companies in those regions continue to grow and develop new machines, today there are significant opportunities with medical ultrasound companies in China, Korea and India. We expect this market to continue to grow globally in fiscal 2007 and years beyond. Supertex is expanding its product development activities for the ultrasound market to serve this market growth in a timely manner. Along with our discrete product offerings, we believe we will be a key player in this business. Supertex also offers custom processing service for pacemaker and defibrillator ICs.

The Telecommunications (Telecom)/Data Communication (Datacom) Group consists of two product lines: (1) Telecom line which includes interface products used in telephone handsets, solid-state relays, modems, fax, ISDN, networking, PABX, and PCMCIA cards, as well as diagnostic, curbside, set-top and central office equipment; and (2) Datacom line which includes: hotswap and sequencer controller, power management, ring generators, high voltage protection & isolated switches, and optical micro-electro-mechanical system (MEMS) driver ICs. In addition, we offer custom processing services for certain optical and ultrasound MEMS products.

Other. This group includes a family of high voltage driver ICs for driving LEDs to backlight large LCD panels, converter ICs for driving the light emitting diodes (LEDs), which are moving into established markets for traffic lighting, general illumination, specialty lighting, and automotive lighting. LEDs provide a number of advantages compared to traditional lighting and are enabling new applications within these markets. For example, using LEDs in traffic lights saves energy (more efficient) and reduces maintenance costs (longer lifetime). Compared to cold cathode fluorescent lamps (CCFL) that are currently used to backlight LCD displays, LEDs provide a wider color gamut (than existing technologies), so colors appear more vibrant and life-like. They have the potential to dramatically increase the contrast ratio and apparent response time in these displays, and they are environmentally friendly (they contain no mercury). LEDs in automotive brake lamps turn on quicker versus incandescent bulbs, thereby, increasing response time for other drivers to slow down, thereby improving safety. These LEDs are also planned for headlamps, turn-signal lamps, dome lights, and instrumentation panel backlighting. In the general lighting market, LEDs are energy efficient alternatives for all types of lighting, including fluorescent bay lighting, HID warehouse lighting, neon lighting, channel lettering, and architectural lighting. Supertex is releasing new products targeting these emerging markets aimed at simplifying customers’ implementation in using LEDs. The LED driver IC family is expected to be spun-off into a fourth group in fiscal 2007 when we expect sales to become material. Supertex also offers custom processing services for charge-coupled devices (CCD) and CMOS imaging services

Net sales generated from each of these three Groups are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the “Net Sales” section.

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

In the DMOS transistor product line, Supertex focuses on certain niches such as very low threshold and low leakage devices where these features justify a premium and which are most suitable for medical ultrasound imaging, telecommunication, automatic test equipment, and hand-held applications. The DMOS transistor products also serve as building blocks and predecessors to a fully integrated solution such as high voltage integrated circuits.

Supertex operates in one business segment. Information regarding Supertex, Inc.’s Segment Reporting can be found in Notes 1 and 13 of the “Notes to Consolidated Financial Statements.”

Research and Development

Supertex incurred research and development expenses of $11,540,000, $9,780,000, and $9,570,000, on research and development activities during fiscal years 2006, 2005, and 2004, respectively. We stepped up our research and development activities in fiscal 2006 resulting in a total of twenty-four new product introductions in calendar year 2005.  The Company currently has over forty projects in development. Our products have experienced very good traction in the market place and have led to significant design wins in all our focused markets. Most of these design wins resulted from close collaboration with our tier-1 customers and a short design and development time to support our customers’ needs. We expect to continue to step up our research and development efforts in fiscal 2007 and we project a record number of new product introductions.

We believe that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in research and development. We focus our efforts on designing new products with existing process technologies while also developing new process technologies to be used for future products. We continuously strive to effectively monitor and control our research and development programs in order to obtain improved performance and greater technological achievements at lower costs.

Manufacturing

Our manufacturing operations include wafer fabrication in San Jose, California; limited proto-type assembly and packaging in Sunnyvale, California; and product testing and quality control in Sunnyvale, California and Hong Kong. Of our long-lived assets, 13% and 9% were located in our Hong Kong facility at the end of fiscal 2006 and 2005, respectively, with the balance located in the U.S.

We subcontract most of our standard component packaging and limited testing to independent assemblers, principally in Thailand, Malaysia and China. After assembly, packaged units are shipped back to our Hong Kong and Sunnyvale facilities for final product testing and quality control before shipment to customers. Although our offshore assemblies have not experienced any serious work stoppages, political instability or other epidemics in these countries may adversely affect our assembly and test operations. Although we have qualified assemblers in different countries to reduce risk, any prolonged work stoppage or other inability to assemble products would have a material adverse impact on our operating results. Furthermore, economic risks, such as changes in tariff or freight rates or interruptions in air transportation, could adversely affect our operating results. We also maintain a specialized assembly area at our manufacturing facilities to package engineering proto-types to ensure high priority deliveries and to assemble high reliability circuits required in military and other high reliability applications. We moved our production test operation to Hong Kong in fiscal 2002, but still maintain a small proto-type product testing and product engineering operation in Sunnyvale, California. As of the end of the fiscal 2006, the carrying value of all our property, plant and equipment located in Hong Kong amounted to $1,042,000.

We believe that we are well positioned to fulfill our wafer manufacturing capacity needs for the near future because our fab is running at about fifty percent (50%) utilization.

Availability of raw silicon wafers was not a problem throughout fiscal 2006. As silicon wafers became in short supply due to high demand for solar cells, we were able to negotiate modest price increases and so far without delivery problems. The availability of assembly packaging and testing services and raw materials used in the manufacturing of our products continues to be plentiful and subject to competitive pricing pressure.  These materials and services are currently obtained from multiple sources.

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

Marketing and Sales

We market our standard and custom products in the United States and abroad through our direct sales and marketing personnel in our headquarters, as well as through independent sales representatives and distributors supported by our field sales managers out of our sales offices in New York, Texas, Pennsylvania, the United Kingdom, Germany, Hong Kong, Shanghai and Shenzhen, China, Taiwan and Korea. With Asia being the growth region in comparison to North America and Europe, we established a sales/distribution center in Hong Kong in fiscal 2002 in our effort to penetrate the Asian market, in particular, the China market.

We also maintain a marketing organization to create customer demand and to manage the tactical and strategic efforts of the company. Tactical marketing focuses on customer fulfillment for requests of literature, samples and applications assistance. It also covers the generation of quotes for pricing. Strategic marketing encompasses the gathering of information to anticipate external forces such as economy and competitor activity for timely execution of future opportunities. As we approach a critical revenue volume of $100M annual sales, we are focusing on shifting our efforts towards a stronger standard product line as opposed to a mix of standard and custom products that require a great deal of resources to support. We will need to maintain strategic marketing activities in order to keep pace with future customer requirements and technology advancements and to stay abreast of competition. We recently created and filled a Vice President of Marketing position to coordinate our commitment towards achieving these goals.

Net sales is the sum of our direct sales to original equipment manufacturers, or OEMs, and our distributors’ resale of our products. We recognize revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product, provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection of the resulting receivable is reasonably assured. For sales to original equipment manufacturers (OEMs), we use either a binding purchase order or signed agreement as evidence of an arrangement. Sales through our distributors are evidenced by a distributor agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Sales to our distributors are made primarily under arrangements allowing limited rights of return, limited price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, we defer the recognition of such sales and the related costs of sales until our distributors have sold the merchandise to their end-user customers. Our distributors provide us an inventory balance report at the end of each period, which allows us to determine products sold to their end-customers.

In fiscal 2006, Multi-Fineline Electronics (Multi-Fineline) a contract manufacturer, and YEL Electronics Ltd. (YEL) a distributor, accounted for 13% and 12% of our net sales, respectively. We estimate that approximately 90% of the combined  products sold to Multi-Fineline and YEL were subsequently resold to one end-user customer, a major communication equipment company.  In fiscal 2005 and 2004, our distributor in Japan, Microtek, accounted for 12% and 10% of our net sales, respectively.  No other distributor or end-user customer accounted for more than 10% of net sales during these two years.  We do not have a long-term distributorship agreement with any of our distributors. Normal terms and conditions of sale apply, which include a 60-day notice of cancellation and charges for work-in-process for cancellations less than 60 days from shipment. While we have maintained a good relationship with our key distributors, deterioration in that relationship could materially and adversely affect our business and financial results.

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Our inventories include high technology parts and components that are specialized in nature and subject to rapid technological obsolescence. While we endeavor to minimize the required inventory on hand and consider technological obsolescence when estimating amounts required, such estimates may be inaccurate and are subject to change. We maintain an inventory balance based on current sales level and forecast of future demand. An amount for tactical inventory is kept in our die bank warehouse to reduce lead-time in fulfilling orders.

International sales are made primarily through independent distributors to customers in Europe and Asia, and represented, 63%, 44%, and 43% of net sales in fiscal years 2006, 2005 and 2004, respectively. Sales are attributed to geographic area based on destination locations. International sales are denominated only in U.S. dollars. Although export sales are subject to certain governmental commodity controls and restrictions for national security purposes, we have not had any material adverse effects on our business or financial results because of these limitations.

Seasonality

Some of our markets are seasonally weaker in the first half of any calendar year. In the past two fiscal years, we experienced a peaking of sales to the Medical Electronics during the second quarter of our fiscal year. This has been attributed largely to the effect of increased demand of our customers’ products in their December quarter. The budget process and consequential buying practices of hospitals result in increased demand for components by equipment manufacturers in the quarter before the purchase by the hospitals. With more new products and design wins in our Medical Ultrasound Imaging Group in the past year, the seasonality problem may be mitigated.

Backlog

Our backlog at April 1, 2006 was approximately $22,222,000 compared with $10,114,000 and $10,767,000 at April 2, 2005 and April 3, 2004, respectively. We expect that all of the current backlog will be shipped in fiscal 2007. Customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. For those reasons, we believe that backlog is not meaningful in predicting our actual net revenue for any future period.

Competition

In general, competition among manufacturers of semiconductor components and discrete transistors is intense. Many of our domestic and foreign competitors have larger facilities, more financial, technical, and human resources, and more diverse product lines. Competition in the industry is based primarily upon factors such as product prices, product performance, diversity of product lines, delivery capabilities, customer relationships and the ability to adapt to rapid technological change in the development of new and improved products in a rapid manner. We believe we are competitive with respect to these factors; however, because of our market niches, market statistics are not generally available for many of our products. We also believe we are a leader in certain markets for our product families where we have a technological and/or cost advantage. We capitalize on our leadership positions by working very closely with customers to help them with next generation products, thus maintaining our leadership position. Such close collaboration has produced a wide range of leading edge new products for us and for our customers. This is one of our competitive advantages.

Patents and Licenses

We hold fifteen United States patents, which will expire between 2008 to 2020, and we have additional United States patent applications pending. We were granted four new United States patents in fiscal 2006. Although we believe that our patents may have value, there can be no assurance that our current patents or any additional patents that may be obtained in the future will provide meaningful protection from competition. We believe that our success depends primarily on the experience, creative skills, technical expertise, and marketing ability of our personnel rather than on the ownership of patents. Patents may, however, be useful for cross-license purposes and have served the Company well in the past.

Supertex is not aware that any of its products infringe on any valid patent or other proprietary rights of third parties but it cannot be certain that they do not. If infringement would be alleged, there could be no assurance that the necessary licenses could be obtained, or if obtained, would be on terms or conditions that would not have a material adverse effect on the Company.

Employees

At April 1, 2006, we had 373 full time employees primarily located in Northern California and Hong Kong. Many of our employees are highly skilled, and we believe our continued growth and success will depend in part on our ability to attract and retain such employees. At times, like other semiconductor manufacturers, we experience difficulty in hiring and retaining sufficient numbers of skilled personnel, especially experienced analog integrated circuit designers. Engineers with analog circuit experience and training are scarcer than experienced digital engineers. Analog and mix-signal expertise tends to be learned over time based on experience and on-the-job-training, whereas, digital expertise is extensively taught in universities due to its overall market size. Engineers with high voltage analog circuit experience are even scarcer. We often recruit top college graduates directly from universities and train them ourselves.

We believe that the compensation, benefits, and incentives offered to our employees are competitive with those generally offered throughout the semiconductor industry. There are no collective bargaining agreements between us and our employees, and there has been no work stoppage due to labor difficulties. The Company considers its employee relations to be good.

Executive Officers of the Company

Name	Position with the Company	Age	Officer Since
Henry C. Pao	President, Chief Executive Officer and Chief Financial Officer	68	1976
Benedict C. K. Choy	Senior Vice President, Technology Development	60	1976
William P. Ingram	Vice President, Wafer Fab Operations	58	1999
Franklin Gonzalez	Vice President, Process Technology	55	1999
Michael Lee	Vice President, I.C. Design	51	1999
Dilip Kapur	Vice President, Standard Products	57	2000
William Petersen	Vice President, Worldwide Sales	53	2001
Ahmed Masood	Vice President, Marketing	45	2006
Michael Tsang	Vice President, Standard Products	47	2006

Officers appointed by the Board of Directors serve at the discretion of the Board. There is no family relationship between any directors or executive officers of the Company.

Henry C. Pao is a founder of Supertex and has served as President, Chief Executive Officer, Chief Financial Officer and as a Director since the Company's formation in fiscal 1976. Previously, he worked at Fairchild Semiconductor, Raytheon, Sperry Rand and IBM. He has B.S., M.S., and Ph.D. degrees in Electrical Engineering from the University of Illinois at Champaign-Urbana.

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

Ahmed Masood joined Supertex in 2004. He has over 20 years industry experience in design, marketing, and business unit management. He has held senior management positions at On Semiconductor, Temic/Siliconix, and National Semiconductor. Ahmed holds a Bachelor of Science degree in Electrical Engineering from Columbia University and an MBA from UCLA, Anderson Graduate School of Management.

Michael Tsang joined Supertex in 1995 as a Product Engineer. He was promoted to Engineering Director in 2000, managing our Power, Analog, Ringer, and Telecom (P.A.R.T.) Product Engineering. Prior to joining Supertex, he has previously held positions in Process Engineering, Product Marketing Engineering, and Device Engineering at Siliconix. He holds a Bachelor of Science degree in Electrical Engineering from California State University San Jose and an MBA from University of Southern California, Marshall School of Business.

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

Item 1A. Risk Factors

The following are certain risk factors that could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Investing in our common stock involves risks, including those described below. These risks are not the only ones that we face. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Factors Which May Affect Operating Results

Semiconductor companies as a group are subject to many similar risks. These include the risks that (1) the demand for semiconductors decreases as the industry has historically been very cyclical, (2) there are shortages of raw materials and/or fab capacity, or (3) there are changes in underlying circuit or process technology or fab technology. Other factors that could affect our future results include whether we can generate new bookings from both new and current products; general economic conditions, both in the United States and foreign markets, and economic conditions specific to the semiconductor industry; risks associated with customer concentration; our ability to introduce new products, to enhance existing products, and to meet the continually changing requirements of our customers; our ability to maintain and enhance relationships with our assembly and test subcontractors and independent distributors and sales representatives; and whether we can manufacture efficiently and control costs. In addition, we are subject to the risks described below, which are specific to our business:

•
We have focused our product offerings primarily on niche markets which leverage our capabilities and in which we believe we have dominance because we are the technology enabler for our customers. We attempt to choose markets which are sizable enough to be worth pursuing but which are not large enough to attract fierce competition. These markets could grow sufficiently to attract increased competition or else competitors could enter due to happenstance or downturns elsewhere. In addition, our niche market might be more susceptible to shrinkage than more diverse markets, due to their concentration on a few product offerings.

•
We work with our customers to develop products which they will design into their systems. Even if we do achieve a design win, the customer’s system may never go into production or the production may be smaller than we had anticipated. Although we attempt to develop products which will be useful for multiple customers, we may misjudge the market and develop a product which maybe useful for only very few customers.

•
We are dependent upon one fab which we own and operate. Were this fab to become unable to meet our needs for causes such as, obsolescence due to process technology changes, our ability to produce our products would be adversely affected. In addition, we could encounter difficulties in operating our fab, such as contaminants in the air or defects in equipment, which could affect yields and production.

•
We have several competitors that are substantially larger and could bring to bear substantially more resources in our niche markets. We have been able to maintain profitable margins in part because of our dominance of most of our niche markets. Increased competition could cause our margins to decrease.

•
Our gross margins may fluctuate depending on many factors, including, but not limited to, our product mix, competitive pricing dynamics, product yields, various manufacturing cost, plant utility, provisions for excess and obsolete inventory, and absorption of manufacturing overhead.

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

•
We sell a substantial amount of our products internationally. International sales represents 63%, 44% and 43% of net sales, for fiscal years 2006, 2005 and 2004, respectively. We expect our international sales to continue to account for a significant portion of our total sales. We also package and test most of our products abroad. Problems with foreign economies, political turmoil, wars, epidemics, fluctuations in currency exchange rate, increased freight costs, interruptions in air transportation, and generally longer receivable collection period. These adverse conditions could disrupt our business and increase our operating expenses.

•
A significant portion of our sales is from a small number of customers and the loss of the one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position. In fiscal 2006, two of our customers, Multi-Fineline, a contract manufacturer and YEL, a distributor of our products accounted for 13% and 12% of our net sales, respectively.  We estimate that approximately 90% of the combined sales to Multi-Fineline and YEL were subsequently sold to one end-user customer, a major communication equipment company.  We do not have a long-term distributorship agreement with any of our distributors. Normal terms and conditions of sale apply, which include a 60-day notice of cancellation and charges for work-in-process for cancellations less than 60 days from shipment. While we have maintained a good relationship with our significant customers and distributors, deterioration in that relationship could materially and adversely affect our business and financial results.

•
We are dependent upon continued innovation by our engineers. The competition for engineers with relevant experience is extremely intense in the Silicon Valley, where most of our engineers are located. We must compete in terms of salary, benefits, and working conditions with many start-ups which can offer more equity. We established an IC Design Center in Hong Kong in fiscal 2001 where competition for qualified engineers is not as intense as that in Silicon Valley. However, a majority of our process technology and product innovation activities remains in our Sunnyvale and San Jose offices.

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

•
The Sarbanes-Oxley Act of 2002 required us to change or supplement some of our corporate governance and securities disclosure and compliance practices. The SEC and NASDAQ have revised, and continue to revise their regulations and listing standards. These developments have increased, and may continue to increase, our legal compliance and financial reporting costs. These developments also may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This, in turn, could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers.

Failure to comply with present or future laws, rules and regulations of any kind that govern our business could result in suspension of all or a portion of production, cessation of all or a portion of operations, or the imposition of significant administrative, civil, or criminal penalties, any of which could harm our business.

•
We are subject to taxation by domestic and foreign taxing authorities. Our business is subject to the application of multiple, and sometimes, conflicting tax laws and regulations. The application of tax laws is subject to legal and factual interpretation, judgment and uncertainty, and tax laws themselves are subject to change. Consequently, taxing authorities from various jurisdictions may impose tax assessments or judgments against us that could result in a significant change to earnings related to prior periods, and or an increase in our effective income tax rate. We are under review by the IRS for our fiscal 2002 tax return.

•
Changes in stock option accounting rules scheduled to go into effect at the start of our fiscal 2007 will increase our compensation expense which will result in lower reported operating results prepared in accordance with generally accepted accounting principles. In addition, this pronouncement (SFAS 123R) may negatively impact our future stock price which could limit our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

Item 1B. Unresolved Staff Comments

None.

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

We renewed our lease for a portion of a building located at 10 Sam Chuk Street, San Po Kong, Kowloon, Hong Kong in December 2003. The new lease covers 23,600 square feet and houses our back-end processing operations including: wafer sort, final test, quality control and assembly logistics as well as our Hong Kong Design Center and our International Sales and Distribution Center. The lease expires on December 1, 2006 with an option to renew for an additional three years at the same rate. We are currently negotiating with the landlord to attempt to lease additional space in the same building for expansion, although no assurance can be given that we will be successful or that the rental rate will be attractive.

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

We own our corporate headquarters, a facility of approximately 42,000 square feet on approximately three acres of land at 1235 Bordeaux Drive, Sunnyvale, California, which houses the executive offices, sales and marketing, product engineering, R&D, proto-type and hi-rel assembly, quality control, production control, corporate financial and administrative staff.

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

No matters were submitted to a vote of security holders during the quarter ended April 1, 2006.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters and Issuer Repurchases of Equity Securities

Market Information

The following table sets forth the range of high and low closing sale prices reported on The NASDAQ Stock Market under the symbol SUPX for the periods indicated.

	Fiscal Years Ended
	April 1, 2006		April 2, 2005
	High	Low	High	Low
First Quarter	$18.76	$14.26	$16.99	$13.96
Second Quarter	31.05	17.30	20.15	14.00
Third Quarter	45.81	28.06	24.04	19.78
Fourth Quarter	46.37	29.02	21.31	17.76

On May 26,  2006, the last reported sale price was $39.72 per share. There were approximately 4,720 shareholders of record of common stock on May 26, 2006.  We have not paid cash dividends on our common stock in fiscal years 2006 and 2005, and the Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans:

We maintain the following three shareholder-approved equity compensation plans, as further described in Note 8 to our consolidated Financial Statements.

Employee Stock Purchase Plan - The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the “ESPP”) and the reservation of shares of common stock for issuance under this Plan at the August 18, 2000 annual shareholders meeting. The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of the Company’s fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by the Board of Directors. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six-month offering period, whichever is lower. An eligible employee may purchase no more than 500 shares of common stock during any six-month accumulation period. A total of 57,683 shares, 48,456 shares, and 50,086 shares of the Company’s common stock were issued under the ESPP for fiscal years 2006, 2005, and 2004, respectively. There are 252,128 shares available for future issuance under the ESPP at the end of fiscal year 2006.

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

At the end of fiscal year 2006, there were 334,890 shares which are issuable upon exercise of outstanding options under the 1991 Plan at a weighted average exercise price of $22.80. Options granted under the 1991 Plan were granted at the fair market value of the Company's common stock on the date of grant and generally expire 7 years from the date of grant or at thirty days after termination of service, whichever occurs first. The options generally are exercisable beginning one year from date of grant and generally vest over a five-year period.

Our shareholders approved the adoption of the 2001 Stock Option Plan (the “2001 Plan”) and the reservation of 2,000,000 shares of common stock for issuance under the 2001 Plan at the August 17, 2001 annual meeting of shareholders. Terms for exercising options and vesting schedules are similar to the 1991 Plan. At the end of fiscal year 2006, there were 782,329 shares which are issuable upon exercise of outstanding options under the 2001 Plan at a weighted average exercise price of $22.77 and there are 1,051,669 shares remaining available for issuance.

We received tax benefits of $3,210,000 in fiscal 2006 and $504,000 in fiscal 2005 on the exercise of non-qualified stock options and early dispositions of stock acquired through the Incentive Stock Option Plan and Employee Stock Purchase Plan. Such benefits were recognized as an increase in stockholders’ equity.

We have no equity compensation plans that were not previously approved by our shareholders.

The table below shows information as of April 1, 2006, with respect to equity compensation plans under which equity securities of the Company are authorized for issuance. The Company’s equity compensation plans, consisting of the 1991 and 2001 Stock Option Plans and Employee Stock Purchase Plan, are approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,117,219	$ 22.78	1,303,797 (1)
Equity compensation plans not approved by security holders	0	N/A	0

(1) Includes 252,128 shares reserved as of April 1, 2006 for future purchases by employees through payroll deductions under the Company’s Employee Stock Purchase Plan described above.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following is a summary of share repurchase activity by the issuer during the twelve months ended April 1, 2006. There was no repurchase activity by an “affiliated purchaser” as defined in Rule 10b-18(a)(3):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

05/01/05 - 05/28/05	53,400	$ 15.60	--	798,600
05/29/05 - 07/02/05	14,500	17.04	--	784,100
Total	67,900	$ 15.91	--

(1)Our current share repurchase program, under which we repurchased these 67,900 shares, has been in place since 1999. We are not certain but do not believe we publicly announced this program, although our financial statements have reflected purchases from time to time under this program as have prior annual reports on Form 10-K. These 67,900 shares were purchased in open market transactions.

(2)We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. Our board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a new share repurchase program at the same time, authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced our 1999 repurchase plan. The 1999 repurchase program has no expiration date, other than, unless extended, when an aggregate of 962,000 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired the fiscal year ended April 1, 2006, nor has the Company decided to terminate any repurchase plan or program prior to its expiration. There are no existing repurchase plans or programs under which the Company does not intend to make further repurchases.

Item 6. Selected Financial Data

The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31. Fiscal year 2004 consisted of 53 weeks, whereas, fiscal years 2006, 2005, 2003, and 2002 each consisted of 52 weeks.

	April 1,	April 2,	April 3,	March 29,	March 30,
	2006	2005	2004	2003	2002
Balance Sheet Data: (in thousands)
Working capital	$124,443	$96,896	$87,005	$78,051	$67,333
Total assets	156,133	126,377	112,797	108,671	103,380
Shareholders’ equity	133,424	107,095	97,774	92,525	88,096
Cash and cash equivalents and short-term investments	110,646	88,417	76,124	64,876	52,492
Total current assets	147,152	116,178	102,028	94,197	82,617
Total current liabilities	22,709	19,282	15,023	16,146	15,284

	Fiscal Year Ended
	April 1,	April 2,	April 3,	March 29,	March 30,
	2006	2005	2004	2003	2002
Statement of Income Data: (in thousands, except per share amounts)
Net Sales	$80,098	$56,558	$51,394	$54,915	$56,195
Costs and Expenses
Costs of sales	35,458	27,545	30,938	34,103	33,700
Research and development	11,540	9,780	9,570	9,338	11,279
Selling, general and administrative	13,568	11,583	9,760	8,722	7,939
Income from operations	19,532	7,650	1,126	2,752	3,277
Interest and Other income
Interest income	2,959	1,603	1,164	916	1,538
Other income, net	714	306	840	530	1,037
Income before provision for income taxes	23,205	9,559	3,130	4,198	5,852
Provision for income taxes	7,328	3,100	970	1,343	1,990
Net income	$15,877	$6,459	$2,160	$2,855	$3,862
Net income per share:
Basic	$1.19	$0.50	$0.17	$0.23	$0.31
Diluted	$1.15	$0.49	$0.17	$0.22	$0.30
Shares used in per share computation:
Basic	13,313	12,985	12,758	12,598	12,443
Diluted	13,770	13,239	13,051	12,757	12,748

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, develop, manufacture, and market high voltage analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We supply standard and custom interface products primarily for use in the imaging, medical electronics markets, and telecommunications markets. We also provide custom processing services for the manufacture of integrated circuits for customers using customer-owned designs and mask toolings.

The following discussion should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Selected Consolidated Financial Data" included elsewhere in this Form 10-K. The following table sets forth items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	April 1, 2006	April 2, 2005	April 3, 2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	44.3	48.7	60.2
Research and development	14.4	17.3	18.6
Selling, general and administrative	16.9	20.5	19.0
Income from operations	24.4	13.5	2.2
Interest and Other income
Interest income	3.7	2.8	2.3
Other income, net	0.9	0.6	1.6
Income before provision for income taxes	29.0	16.9	6.1
Provision for income taxes	9.2	5.5	1.9
Net income	19.8%	11.4%	4.2%

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates in these financial statements include revenue recognition, provision for sales returns and allowances, allowance for doubtful accounts, estimates for useful lives associated with long lived assets, asset impairments, net realizable value of inventories, certain accrued liabilities and provision for income taxes and tax valuation allowance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We consider the accounting policies described below to be our critical accounting policies. Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. These critical accounting policies reflect our significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements. Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosures in relation to this report.

Revenue Recognition

We recognize revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection of the resulting receivable is reasonably assured. For sales to original equipment manufacturers (OEMs), we use either a binding purchase order or signed agreement as evidence of an arrangement. Sales through our distributors are evidenced by a distributor agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Sales to our distributors are made primarily under arrangements allowing limited rights of return, limited price protection and limited right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, we defer the recognition of such sales and the related costs of sales until our distributors have sold the merchandise to their end-user customers. Our distributors provide us an inventory balance report at the end of each period, which enables us to determine products sold to their end-customer.

A small amount of our deferred revenue is from upfront billings from customers under non-recurring engineering (NRE) contracts as well as a customer advance under a licensing agreement. We recognize revenue from our NRE contracts upon completion of contract milestones, which corresponds to when we provide the services and/or products. Revenue is deferred for any amounts received prior to completion of contract milestones, such as amounts received upon delivery of proto-type, if such a delivery is an agreed upon milestone. Some of our NRE contracts include formal customer acceptance provisions. In this case, at the end of each period, we determine whether customer acceptance has been obtained for the specific milestone. If customer acceptance has not been obtained, we defer the recognition of such revenue until customer acceptance is obtained.

Sales Returns and Other Allowances

We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. We base these estimates on historical experience, analysis of outstanding Return Material Authorization and Allowance Authorization data and any other form of notification we receive of pending returns. We continuously monitor and track product returns and in circumstances where we are aware of specific customer return or allowance which is over and above normal historical sales returns, we record a specific allowance against the amounts due, to reduce our net receivable for such customer. While our sales returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns occur.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, we evaluate specific accounts where we have information that a specific customer may have an inability to meet its financial obligations to us (for example due to bankruptcy, etc.). In these cases, significant management judgements and estimates must be made, based on the best available facts and circumstances.  We record a specific allowance for that customer against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Second, a minimum allowance is established for all other customer receivables based on a percentage applied to outstanding accounts receivable. This percentage is based on our historical collection and write-off experience.

Inventory Valuation

Our inventories are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value and include high technology parts and components that are specialized in nature and subject to rapid technological obsolescence. Standard manufacturing cost includes materials, labor, and overhead costs including depreciation, and includes factors for estimated production yield and throughput time. We determine net realizable value of our inventories based on the last selling price, net of selling cost, of our products prior to the balance sheet date. If there has been no recent sale of a particular product, the expected selling price, net of selling cost is deemed as the net realizable value. Inventory balances are adjusted to approximate the lower of our standard manufacturing cost or net realizable value. Any adjustment to write down inventory to net realizable value is charged to the cost of sales in the period that the adjustment is made.

Additionally, we evaluate our ending inventories for excess quantities and obsolescence at each balance sheet date. This evaluation includes analyses of sales levels by product and projections of future demand during the next fifteen months which involves a great deal of management judgment on our part. Inventories on hand in excess of forecasted demand and inventories that we consider obsolete are reserved. In addition, we age our inventory based on start date. Inventory that has been inactive for more than one year is considered slow moving inventory and is also reserved. Additions to the provision are charged to the cost of sales. Subsequent changes in facts and circumstances do not result in the reduction of the allowance until these inventories are subsequently sold, after which the related allowance is matched to the movement of the related product inventory, resulting in lower costs and higher gross margins for those products.

While the Company has programs to minimize the required inventories on hand and considers technological obsolescence when estimating amounts required to reduce recorded amounts to market values, it is possible that such estimates could change in the near term. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and will be reflected in cost of sales in the period the revision is made.

Accounting for Investments and Consolidation

From time to time we may make investments in privately held companies, which require us to determine the carrying value of such investments.  We currently own stock in a privately held company whose carrying value is zero as of April 1, 2006 and April 2, 2005.  Investments in privately held companies that are not publicly traded usually have no established market value. We have a policy in place to review the fair value of these investments on a regular basis to evaluate the carrying value of our investments in privately held companies. This policy includes, but is not limited to, reviewing the cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition of each company. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as United States public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of an investment is in excess of its fair value, it is our policy to record a reserve and the related write down is recorded as an investment loss on our consolidated statements of income. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. When a decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. In addition, adverse operating results of underlying long-term investments could result in additional other than temporary losses in future periods.

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

Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method. The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from timing differences in the recognition of revenue and expense for tax and financial statement purposes. Such deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, operating losses and tax credit carry-forwards. Changes in tax rates affect the deferred income tax assets and liabilities and are recognized in the period in which the tax rates are enacted.

The Company must determine the probability that it will be able to utilize its deferred tax assets. If the Company determines that recovery is unlikely, then a valuation allowance against its deferred tax asset must be recorded by increasing its income tax expense. As of April 1, 2006, the Company believes that its deferred tax assets recorded on its balance sheet will be utilized. However, should there be a change in its ability to utilize or recover its deferred tax assets, an additional income tax expense would be incurred in the period in which it was determined that the recovery is not probable.

We maintain within our income tax payable account reserves for tax contingencies. The reserves amount was determined with considerable judgment and estimation, and is continuously monitored by management based on best information available including changes in tax regulations, the outcome of relevant court cases, and other information. Supertex is under IRS examination for its fiscal 2002 tax return. We believe we have adequately provided in our financial statements for additional taxes that we estimate may be required to be paid as a result of the examination. If the resulting tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result. If payment proves unnecessary, the reversal of tax liabilities would result in tax benefits being recognized in the period we determine the liabilities are no longer necessary.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page 41 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Recent Developments

Beginning the fourth quarter of fiscal 2001, the global semiconductor industry conditions experienced a severe downturn that continued through the second half of fiscal 2004. During this time, conditions in all the markets we serve, particularly the telecom market, were weak. Demand for our products decreased, and sales were adversely impacted resulting in a sequential decline in fiscal years 2002, 2003 and 2004. Despite these declining sales, we remained profitable and generated positive cash flows through rigorous cost control measures.

We experienced a modest recovery in sales in the first half of fiscal 2005, but we saw sales decline in the third and fourth fiscal quarters. Starting fiscal 2006, we experienced significant sales improvement partly due to the general economy and partly due to our many new products starting to ramp up production.  Quote activity and design wins have been strong in all the markets we serve. We have seen a higher sequential backlog and a book-to-bill ratio of greater than one, which are encouraging indicators for sales growth in the new fiscal year. Book-to-bill ratio is defined as sales orders received over orders shipped during the fiscal quarter. We believe that current orders will be shipped in fiscal 2007. However, our customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer, although these cases have been rare. For these reasons, purchase orders received are not necessarily reliable indicators of future sales.  We believe that we will be able to substantially meet our production needs from our wafer fabrication and testing facilities in the coming fiscal year.

Results of Operations

Fiscal 2006 vs. Fiscal 2005

Net Sales

Net sales for the fiscal year 2006 were $80,098,000, a 42% increase compared to $56,558,000 for the prior fiscal year. The Company operates in one business segment comprising the design, development, manufacturing and marketing of high voltage analog and mixed signal integrated circuits and transistors.

The Company has a broad base of customers, which in some cases manufacture end products spanning multiple markets. As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation. Actual results may differ from those reported.

A breakdown of our total sales to customers in the Imaging, Medical Electronics, Telecom and Other markets as well as year-over-year changes are as follows (in thousands):

	Fiscal Years Ended				Year-Over-
Markets	April 1, 2006		April 2, 2005		Year Change
Imaging	$34,366	43%	$16,069	28%	114%
Medical Electronics	27,468	34%	21,813	39%	26%
Telecom	13,920	18%	12,802	23%	9%
Other	4,344	5%	5,874	10%	-26%
Net Sales	$80,098	100%	$56,558	100%	42%

Overall demand for our products in fiscal 2006 was higher compared to fiscal 2005 in three of our four major markets, which are Imaging, Medical Electronics and Telecom. Overall sales to the Other market declined. The increase in net sales of our three focused markets is primarily due to higher unit shipments across these markets as semiconductor market conditions improved and several of our new products, launched in fiscal 2005 and 2006, began shipping in higher volumes faster than normal gestation periods. The Company did not have material sales price erosion on its products throughout fiscal 2006.

Sales to the Imaging market in fiscal 2006 showed an increase of 114% over the prior year primarily due to the continued increase in unit demand for EL drivers for cellular phones. The Company is one of the key providers of EL drivers for cell phones, PDAs, and watches. We forecast sales to this market to continue to grow in fiscal 2007. Our new generation of inductor-based inverters and our recently introduced inductorless inverters for space-constrained applications, an industry-first, will allow us greater market penetration in the watch and MP3 player markets where space is limited, as well as enhance our position with next generation products which are characterized by lower noise, brighter and better power efficiency. Sales of our EL drivers for other products and non-impact inkjet printers and plotters remained steady in fiscal 2006. Supertex is the leading supplier in the high-end industrial printer market, with both standard and custom products.

Our sales to the Medical Electronics market in fiscal 2006 increased 26% compared to the prior fiscal year. The sales increase is attributed to an increase in ultrasound units shipped, primarily due to an increasing ultrasound market worldwide. In recent years, the ultrasound market experienced a significant growth in the transportable, hand-carried ultrasound (HCU) units. These high-performance, portable, affordable systems are accelerating the proliferation of ultrasound imaging to medical specialties other than the traditional clinical applications. Geographically, the market is expanding as well, as China, Korea and India are now designing and producing medical ultrasound machines. The Company believes that sales of our high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs to this market will continue to increase as the ultrasound market continues to expand globally. Supertex is heavily investing in product development for the ultrasound market. We expect to introduce more new integrated pulser ICs as well as ultrasound receiver blocks. Custom high voltage pulsers are projected to contribute to our revenue growth in fiscal 2007.

Sales to the Telecom market in fiscal 2006 increased 9% compared to the prior fiscal year.  The increase in sales was the result of improving market conditions, and increased demand for DC-to-DC converters, long haul ring generators, line protection devices, hotswap ICs, and high voltage amplifier arrays for the optical-to-optical telecom market.  The Company projects increased sales of these newer products as customer production ramps up. This increase is expected to offset a decline in sales of some of our older legacy products.

Sales to the Other market in fiscal 2006 decreased 26% compared to prior fiscal year.  The decrease was primarily due to the shift in our focus to the development and marketing of new standard products from the lower margin foundry products.

The Company’s principal markets are in the United States, Europe, and Asia. Sales by geography as well as year-over-year change were as follows:

	Fiscal Years Ended				Year-Over-
(Dollars in thousands)	April 1, 2006		April 2, 2005		Year Change
Asia (excl. Japan)	$34,252	43%	$11,211	20%	206%
United States	29,802	37%	31,796	56%	-6%
Japan	7,284	9%	6,673	12%	9%
Europe	6,387	8%	5,133	9%	24%
Other	2,373	3%	1,745	3%	36%
Total Net Sales	$80,098	100%	$56,558	100%	42%

Net sales to international customers in fiscal 2006 were $50,296,000, or 63% of the Company’s net sales as compared to $24,762,000 or 44% of net sales for the prior fiscal year. Except for the United States, all geographical locations listed above posted higher sales as market conditions improved. The decline in sales to our United States market was primarily caused by the continuing transfer of end-customer manufacturing from North Americas to international locations, mainly Pacific Rim Region. Additional discussion regarding our sales based on geographic area can be found in Note 13 of the “Notes to Consolidated Financial Statements.”

Gross Margin

Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing raw silicon wafers, cost associated with assembly, packaging, test, quality assurance and product yields, the cost of personnel, facilities, and equipment associated with manufacturing support and net charges for excess or obsolete inventory.

Gross profit for fiscal year 2006 was $44,640,000 compared to $29,013,000 in fiscal year 2005. The increase in gross profit was primarily attributable to higher sales and production.

Gross margin, or gross profit as a percentage of net sales, was 56% for fiscal 2006 compared to 51% in the prior fiscal year. The improvement in gross margin was primarily attributed to higher sales, an increase in plant capacity utilization, and to a lesser degree a favorable product mix, which consisted of higher sales of our newer products replacing declining sales of the lower margin foundry products.

Depreciation expense in fiscal 2006 was slightly below fiscal 2005 level. During fiscal 2006, capital spending consisted primarily of replacement equipment. The Company had completed major upgrades of the wafer fabrication and test facilities in fiscal 2003 which generated sufficient capacity for the foreseeable future.

	Fiscal Years Ended
(Dollars in thousands)	April 1, 2006	April 2, 2005
Gross Margin Percentage	56%	51%
Included in Gross Margin Percentage Above Gross Margin Benefit from Sale of Previously Written Down Inventory	$ 1,136	$ 990
Percentage of Net Sales	1.4%	1.8%

Gross margin benefit resulting from the sale of inventory previously written down was $1,136 or 1.4% of net sales, compared to $990,000 or 1.8% of net sales in fiscal 2005.

In fiscal 2007, we will adopt the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) which will require the Company to recognize compensation expense for all employee stock-based compensation beginning in the quarter ending July 1, 2006. The recognition of additional compensation expense will impact our gross margin unfavorably.

Research and Development
	Fiscal Years Ended		Year-Over-
(Dollars in thousands)	April 1, 2006	April 2, 2005	Year Change
R & D Expenses	$ 11,540	$ 9,780	18%
Percentage of Net Sales	14%	17%

Research and development (R&D) expenses include payroll and benefits, processing costs, and depreciation. We also expense proto-type wafers and mask sets related to new products as R&D expenses until new products are released to production.

Dollar expenditures for R&D were $11,540,000 and $9,780,000 for fiscal 2006 and 2005, respectively. The net increase of $1,760,000 in R&D expense for the current year was primarily due to increased headcount and due to increased manufacturing and development activity for experimental proto-type products. Design-win activities remained strong in fiscal 2006.

R&D expenses were 14% and 17% of net sales in fiscal 2006 and 2005, respectively. The Company expects to keep R&D spending in fiscal year 2007 at around 17% of net sales.

Selling, General and Administrative (SG&A)

	Fiscal Years Ended		Year-Over-
(Dollars in thousands)	April 1, 2006	April 2, 2005	Year Change
SG&A Expenses	$ 13,568	$ 11,583	17%
Percentage of Net Sales	17%	20%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax and compliance services related to Sarbanes-Oxley Act of 2002. In absolute dollars, SG&A expenses were $13,568,000 in fiscal 2006 compared to $11,583,000 for fiscal 2005.

The $1,985,000 increase in SG&A expenses results primarily from a $1,105,000 increase in payroll-related expenses due to increased headcount, an increase in commissions of $690,000, an increase in salesman bonus expense of $281,000, an increase is sales related travel and other expenses of $144,000; partially offset by a $160,000 decrease in advertising and publication expense, and a $75,000 decrease in depreciation and amortization expense.

SG&A expenses are expected to increase in absolute dollars as the Company expands sales and marketing presence worldwide to support the expected strong growth. SG&A expenses may fluctuate as a percentage of net sales.

Interest Income and Other Income, Net

	Fiscal Years Ended		Year-Over-
(Dollars in thousands)	April 1, 2006	April 2, 2005	Year Change
Interest Income and Other Income, Net	$ 3,673	$ 1,909	93%
Percentage of Net Sales	5%	3%

Interest income and other income, net for fiscal year 2006 was $3,673,000 compared to $1,909,000 in fiscal 2005.

Interest Income Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $2,959,000 in fiscal 2006 compared to $1,603,000 in fiscal 2005. The increase in interest income was due primarily to increases in cash, cash equivalents and short-term investments and higher interest rates on investments throughout fiscal 2006.

Other Income, Net Other income, net for fiscal 2006 was $714,000 compared to $306,000 in fiscal 2005. The increase in other income, net is primarily from the $711,000 increase in fair market value of investments held by the Company’s Supplemental Employee Retirement Plan (“SERP”) compared to $240,000 in the prior year.

Provision for Income Taxes The provision for incomes taxes represents Federal, state and foreign taxes. The provision for income taxes for fiscal 2006 was $7,328,000 at the estimated effective tax rate of 32% compared to $3,100,000 and 32% for fiscal 2005. The difference between the Federal statutory rate of 35% and our effective tax rate used for fiscal 2006 of 32% is primarily due to R&D credits and Federal tax-exempt investments, offset by state income taxes.

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

A breakdown of our total sales to customers in the Medical Electronics, Imaging, Telecom and Other markets as well as year-over-year and sequential percentage changes are as follows (in thousands):

Fiscal Years Ended					Year-Over-
Markets	April 2, 2005		April 3, 2004		Year Change
Medical Electronics	$ 21,813	39%	$ 18,024	35%	21%
Imaging	16,069	28%	17,540	34%	-8%
Telecom	12,802	23%	11,541	23%	11%
Other	5,874	10%	4,289	8%	37%
Net Sales	$ 56,558	100%	$ 51,394	100%	10%

Overall demand for our products in fiscal 2005 was higher compared to fiscal 2004 in all four markets except for sales to the Imaging market. This increase in overall net sales is primarily due to higher unit sales across these markets as semiconductor market conditions improved and the initial production ramp of our more recently introduced products. The Company did not have material sales price erosion on its products.

Our sales to the Medical Electronics market in fiscal 2005 increased 21% compared to the prior fiscal year. The sales increase is primarily attributed to an increase in ultrasound units shipped worldwide and to a lesser degree, from shipments of new products in the high voltage pulser area.

Sales to the Imaging market in fiscal 2005 showed a decrease of 8% over the prior year primarily due to the reduced demand for the EL backlighting products for monochrome displays in cellular phones. In the third fiscal quarter, there was the start of a production ramp of our EL backlighting products for backlighting keypads, but the ramp-up was abruptly stopped in the fourth fiscal quarter due to the unexpected push-out by a major customer. Sales of flat panel display products and non-impact printers and plotters in our Imaging Group remained steady in fiscal 2005.

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

The Company’s principal markets are in the United States, Europe, and Asia. Sales by geography as well as year-over-year change were as follows:

	Fiscal Years Ended				Year-Over-
(Dollars in thousands)	April 2, 2005		April 3, 2004		Year Change
United States	$ 31,796	56%	$ 29,072	57%	9%
Europe	5,133	9%	5,773	11%	-11%
Japan	6,673	12%	5,474	11%	22%
Asia (excl. Japan)	11,211	20%	9,481	18%	18%
Other	1,745	3%	1,594	3%	9%
Total Net Sales	$ 56,558	100%	$ 51,394	100%	10%

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

Our gross margin, or gross profit as a percentage of sales, was 51% for fiscal 2005 compared to 40% in the prior fiscal year. The improvement in gross margin was primarily attributed to lower depreciation charges, lower package assembly costs, and lower expense for process supplies and line maintenance.

Declining capital spending in the last two years after the completion of major upgrades to the wafer fabrication facility and test operations resulted to a lower depreciation in fiscal 2005 compared to the prior year. Last time build of a custom product at a sole-source packaging vendor in fiscal 2004 year caused an abnormal increase in package assembly cost during that period. The absence of an abnormal assembly cost in fiscal 2005 provided a favorable effect to the gross margin. Continued cost measures resulted in lower expenses in process supplies and line maintenance.

Research and Development
	Fiscal Years Ended		Year-Over-
(Dollars in thousands)	April 2, 2005	April 3, 2004	Year Change
R & D Expenses	$ 9,780	$ 9,570	2%
Percentage of Net Sales	17%	19%

Research and development (R&D) expenses include payroll and benefits, processing costs, and depreciation. We also expense proto-type wafers and mask sets related to new products as R&D expenses until new products are released to production. R&D expenses were 17% and 19% of net sales in fiscal 2005 and 2004, respectively. Dollar expenditures for R&D were $9,780,000 and $9,570,000 for fiscal 2005 and 2004, respectively. The net increase of $210,000 in R&D expense for fiscal 2005 was primarily due to increased manufacturing activity of proto-type products. Design win activities remained strong.

Selling, General and Administrative (SG&A)

	Fiscal Years Ended		Year-Over-
(Dollars in thousands)	April 2, 2005	April 3, 2004	Year Change
SG&A Expenses	$ 11,583	$ 9,760	19%
Percentage of Net Sales	20%	19%

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

Interest Income and Other Income, Net

	Fiscal Years Ended		Year-Over-
(Dollars in thousands)	April 2, 2005	April 3, 2004	Year Change
Interest Income and Other Income, Net	$ 1,909	$ 2,004	-5%
Percentage of Net Sales	3%	4%

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

Provision for Income Taxes The provision for incomes taxes represents Federal, state and foreign taxes. The provision for income taxes for fiscal 2005 was $3,100,000 at the estimated effective tax rate of 32% compared to $970,000 and 31% for fiscal 2004. The increase in tax rate in fiscal 2005 is attributed to higher profit. The difference between the Federal statutory rate of 35% and our effective tax rate used for fiscal 2005 of 32% is primarily due to R&D credits and Federal tax-exempt investments, offset by state income taxes and an unfavorable foreign tax rate differential.

Financial Condition

Overview

Cash, cash equivalents and short-term investment balance as of April 1, 2006 was $110,646,000, compared with $88,417,000 on April 2, 2005, and $76,124,000 on April 3, 2004. Working capital was $124,443,000, an increase of $27,547,000 from $96,896,000 as of April 2, 2005. Working capital is defined as current assets less current liabilities. The increase in working capital was mostly the result of cash provided from operations.

Liquidity and Capital Resources

Fiscal 2006

Our cash and cash equivalents decreased $10,980,000 during fiscal 2006 to $27,654,000 from $38,634,000 at April 2, 2005. The decrease in cash and cash equivalents during fiscal 2006 is due to cash used in investment activities of $35,060,000, as we increased short-term investments, partially offset by cash flows from operating activities of $16,838,000 and cash provided from financing activities of $7,242,000.

Our operating activities generated cash of $16,838,000, $10,811,000, and $9,617,000 for fiscal 2006, 2005, and 2004, respectively. The positive cash flows from operating activities in fiscal 2006 of $16,838,000 were primarily attributable to net income of $15,877,000, adjusted for non-cash items of $9,252,000, and partially offset by changes in working capital of $8,291,000. Net operating cash flows for fiscal 2006 were favorably impacted by non-cash charges for depreciation of $2,854,000, provisions relating to inventory of $2,293,000, provisions for doubtful accounts and sales returns totaling $1,035,000 and a tax benefit associated with employee stock option exercises of $3,210,000.  Working capital sources of cash included an increase in accounts payable and accrued expenses of $3,816,000 primarily from timing of payments and increased accruals for employee benefits payable. Working capital uses of cash included an increase in accounts receivable of $7,961,000 due primarily to higher sales, an increase in inventories of $2,212,000 to support our sales growth in fiscal 2006, an increase in fair market value of short-term investments categorized as trading securities of $1,059,000, an increase in prepaid expenses and other assets of $486,000, and a decrease in income taxes payable of $345,000. The increase in short-term investments categorized as trading securities, which consists entirely of assets held in the Supplemental Employee Retirement Plan (SERP), included contributions from employees net of withdrawals.

Net cash used in investing activities in fiscal 2006 was $35,060,000, primarily for purchase of short-term investments categorized as available-for-sale of $792,624,000 and for equipment purchases of $2,910,000, offset by proceeds from sales of short-term investment categorized as available-for-sale of $760,474,000.

Net cash provided by financing activities in fiscal 2006 was $7,242,000, which consisted primarily of proceeds from employee exercises of stock options under the current and former option plans of $7,623,000 and proceeds from employee purchases of stocks under the ESPP of $699,000, offset by $1,080,000 from common stock repurchases. A total of 590,000 shares of options were exercised in fiscal 2006, compared to 223,000 shares in fiscal 2005. We repurchased 67,900 shares of our common stock in open market for the total amount of $1,080,000. The repurchase prices ranged from $15.39 to $17.00 with a weighted average share price of $15.91. Such repurchases were made under the repurchase program, which was approved by our Board of Directors.

We expect to spend approximately $5,541,000 for capital acquisitions in fiscal 2007. We believe that we have substantial production capacity in place to handle any projected increase in business in fiscal 2007. Most of our $8,048,000 of property, plant and equipment, net are located in the United States. We also believe that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Fiscal 2005

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

Our cash and cash equivalents decreased $19,083,000 during fiscal 2005 to $38,634,000 from $57,717,000 at April 3, 2004. The decrease in cash and cash equivalents during fiscal 2005 is due to cash used in investment activities of $32,252,000, offset by cash flows from operating activities of $10,811,000 and cash provided from financing activities of $2,358,000.

Our operating activities generated cash of $10,811,000 and $9,617,000, for fiscal years 2005 and 2004, respectively. The positive cash flows from operating activities were primarily attributable to net income, adjusted for non-cash items. Net operating cash flows for fiscal 2005 was favorably impacted by non-cash charges for depreciation of $3,293,000, non-cash charges for provisions relating to inventory of $1,777,000, non-cash charges for provisions for doubtful accounts and sales returns totaling $1,335,000 and tax benefit associated with employee stock option exercises of $504,000. Working capital sources of cash included an increase in accounts payable and accrued expenses of $2,350,000 primarily from timing of payments and increased accruals for employee benefits payable, an increase in income taxes payable of $1,553,000 due to higher income, and an increase in deferred revenue of $356,000. Working capital uses of cash included an increase in deferred tax assets of $2,500,000 based on our estimate of tax effect attributable to timing differences and carry forwards, an increase in inventories of $1,795,000, an increase in accounts receivable of $1,566,000 due primarily to higher sales, and an increase in prepaid expenses and other assets of $277,000.

Net cash used in investing activities in fiscal 2005 was $32,252,000, primarily from purchase of short-term investments categorized as available-for-sale of $426,908,000 and for equipment purchases of $1,602,000, offset by proceeds from sales of short-term investment categorized as available-for-sale of $396,258,000.

Net cash provided by financing activities in fiscal 2005 was $2,358,000, which consisted primarily of proceeds from employee exercises of stock options under the current and former option plans of $2,149,000 and proceeds from employee purchases of stocks under the ESPP of $623,000, offset by $414,000 from common stock repurchases. During fiscal 2005, we bought back 26,400 shares of our common stock in open market or privately negotiated transactions for the total amount of $414,000. The repurchase prices ranged from $14.15 to $18.48 with a weighted average price of $15.68. Such repurchases were made under the repurchase program, which was approved by our Board of Directors.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements. Noted below under “Contractual Obligations” are various commitments we have associated with our business such as lease commitments, open purchase obligations and other items that are not recorded on our balance sheet, since we have not yet received the related goods or services as of April 1, 2006.

Contractual Obligations

The following table summarizes our significant contractual cash obligations at April 1, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (1)	$4,734	$1,026	$1,743	$1,885	$80
Purchase obligations (2)	8,720	8,681	39	--	--
Total Contractual Cash Obligations	$13,454	$9,707	$1,782	$1,885	$80

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense, net of sublease for fiscal 2006 amounted to $1,032,000.
(2) To obtain favorable pricing and resource commitment, we commit to volume purchase to suppliers of our manufacturing materials.

Common Stock Repurchases

Share repurchase activities for fiscal 2006 and 2005 were as follows:

Fiscal Years Ended
	April 1, 2006	April 2, 2005
Number of shares repurchased	67,900	26,400
Cost of shares repurchased	$ 1,080,000	$ 414,000
Average price per share	$ 15.91	$ 15.68

Since the inception of the repurchase program in 1992 through April 1, 2006, we repurchased a total of 1,115,900 shares of the common stock for an aggregate cost of $7,327,000. Upon their repurchase, shares are restored to the status of authorized but un-issued shares. At April 1, 2006, 784,100 shares remained authorized for repurchases under the program.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the current accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” ( APB 25 ). SFAS 123R is effective for all annual periods beginning after December 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ( SAB 107 ) relating to the adoption of SFAS 123R. SAB 107 content is primarily interpretive addressing certain interactions between SFAS 123R and certain SEC rules and regulations. We are required to implement the standard beginning our fiscal year 2007. We are currently in the process of assessing the impact of adopting this standard.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20. “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We are required to adopt SFAS No. 154 on our first quarter of fiscal 2007. We do not expect that our adoption of SFAS No. 154 will have any material impact on our consolidated financial condition or results of operations.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” ( FSP 115-1 and 124-1 ), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At April 1, 2006, we had no unrealized investment losses that had not been recognized as other-than-temporary impairments in our available-for-sale securities. We do not anticipate that the implementation of these statements will have a significant impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities. The Company has no holdings of derivative or commodity instruments, and its holdings are for purposes other than trading purposes. The Company's portfolio is primarily comprised of fixed rate securities.  Investments and cash and cash equivalents generated interest income of $2,959,000 in fiscal year 2006. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also adversely impact the fair value of the Company's investments, however, we believe the impact would be minimal since the investment maturities of these securities are short. As of April 1, 2006 the Company had no long-term debt outstanding.

The table below presents the fair value of our interest bearing investment portfolio at April 1, 2006 and April 2, 2005:

			Weighted Average Interest Rate for the Fiscal Year Ended
(Dollars in thousands)	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Available-for-sale securities:
Tax-exempt securities	$ 76,200	$ 44,050	3.5%	2.1%

Foreign Currency Exchange Risks

The Company does not hedge any potential risk from any foreign currency exposure. With the Company’s operations in Hong Kong, it faces exposure to an adverse change in the exchange rate of the Hong Kong dollar. The Company believes that its exposure is relatively small, thus it does not employ hedging techniques designed to mitigate this foreign currency exposure. Likewise, the Company could experience unanticipated currency gains or losses. As the level of activity at this operation changes over time, actual currency gains or losses could have an adverse impact to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Each of the quarters presented consisted of 13 weeks.

(in thousands, except per share amounts)
	Quarters Ended
	Apr 1,	Dec 31,	Oct 1,	Jul 2,	Apr 2,	Jan 1,	Oct 2,	Jul 3,
	2006	2005	2005	2005	2005	2005	2004	2004
(Unaudited)
Statement of Income Data:
Net sales	$23,964	$19,915	$20,226	$15,993	$11,843	$14,925	$15,548	$14,242
Costs of sales	10,647	9,161	8,844	6,806	6,002	7,043	7,431	7,069
Gross profit	13,317	10,754	11,382	9,187	5,841	7,882	8,117	7,173
Income from operations	6,258	4,498	5,536	3,240	120	2,747	2,482	2,301
Income before provision for income taxes	7,424	5,397	6,238	4,146	565	3,439	2,859	2,696
Net income	$5,122	$3,689	$4,247	$2,819	$433	$2,250	$1,916	$1,860
Net income per share
Basic	$0.38	$0.27	$0.32	$0.22	$0.03	$0.17	$0.15	$0.14
Diluted	$0.37	$0.26	$0.31	$0.21	$0.03	$0.17	$0.15	$0.14

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officer has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of April 1, 2006, and has determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting which is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Management assessed the effectiveness of our internal control over financial reporting as of April 1, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that, as of April 1, 2006, our internal control over financial reporting is effective.

(c) Attestation Report of the Registered Public Accounting Firm.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K, and have also audited management’s assessment of the effectiveness of our internal control over financial reporting as well as the effectiveness of our internal control over financial reporting as of April 1, 2006. The Report appears under Item 15(a)(1).

(d)  Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, such control. As required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted a thorough review of all of our internal control processes and procedures leading up to its assessment of the effectiveness of the Company’s internal control over financial reporting as of April 1, 2006. This review highlighted a number of processes where we had the opportunity to improve internal controls. Accordingly, during the fourth quarter, our management further strengthened access controls to sensitive financial systems, subsystems, and data, improved documentation of testing financial application changes, further segregated duties in critical functional areas, and strengthened control procedures and practices over financial reporting processes.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Item 9B. Other Information.

None

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Stockholders to be held on August 18, 2006 (the “Proxy Statement”).

Item 10. Directors and Executive Officers of the Registrant

Information regarding our directors is set forth under "Election of Directors" in the Proxy Statement and is incorporated by reference. The information required by Item 405 of Regulation S-K with respect to disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Compliance with Section 16(a) of the Exchange Act” in the 2006 Proxy Statement. The required information regarding executive officers is included in Part I hereof under caption "Executive Officers of the Company."

The Company has adopted a Code of Business Conduct and Ethics that applies to all of our employees, agents, contractors, and Board of Directors, including our president and chief executive officer.  A copy of the Code of Business Conduct and Ethics is accessible, free of charge, at our Internet website (www.supertex.com). Printed copy is also available on request. Requests should be directed in writing to Supertex, Inc., 1235 Bordeaux Drive, Sunnyvale, CA 94089, Attention: Investors Relations. Information on our website is not part of this report.

Disclosure of whether or not we have a financial expert serving on the audit committee of our Board of Directors, and if so who that individual is, is contained in the 2006 Proxy Statement under the caption “Audit Committee Financial Expert” and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding the Company's remuneration of its officers and directors is set forth under "Compensation of Directors" and "Compensation of Executive Officers" in the 2006 Proxy Statement and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the 2006 Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The Company leased a portion of a building, consisting of approximately 5,600 square feet at 1225 Bordeaux Drive, Sunnyvale, California under an operating lease from Fortuna Realty Co, a corporation owned by a former Supertex Director, Yunni Pao who is the father of Henry Pao. The lease will expire on April 1, 2007, which coincides with our sublease agreement with Reaction Technology, our epitaxial deposition service provider at essentially the same cost. Previously we leased the entire building, consisting of approximately 20,000 square feet. The total rental expenses paid to Fortuna Realty Co. were $125,000, $125,000, and $125,000 in fiscal years 2006, 2005, and 2004, respectively. We believe that the lease with Fortuna Realty Co. was and is at prevailing market rates, basically offset by our sublease income from our sub-lessee, Reaction Technology.

Item 14. Principal Accountant Fees and Services

Information required by this Item regarding accounting fees and services is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2006 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits

(a) The following documents are filed as part of this form:
Page No.
1. Report of Independent Registered Public Accounting Firm.............................................................................................  39

2.	Consolidated Financial Statements:
Consolidated Balance Sheets at April 1, 2006 and April 2, 2005...................................................................         41
For the three years ended April 1, 2006, April 2, 2005 and April 3, 2004:

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

3.1 (2)  Restated Articles of Incorporation of Registrant filed May 21, 1980.

3.2 (2)  Certificate of Amendment of Articles of Incorporation filed April 16, 1981.

3.3 (2)  Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

3.4 (3)  Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

3.5 (5)  Bylaws of Registrant, as amended.

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

21.1         Subsidiary of the Registrant.

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

(b) Exhibits 23.1, 24.1, 31.1 and 32.1 are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SUPERTEX, INC.

Dated: June 14, 2006                                   /s/ Henry C. Pao
            Henry C. Pao, President, Chief Executive Officer,
            and Chief Financial Officer

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

Signature                 Title                               Date

/s/ Henry C. Pao              President, Chief Executive Officer                                                  June 14, 2006
(Henry C. Pao)                                             and Chief Financial Officer

/s/ Benedict C. K. Choy           Senior Vice President, Technology Development       June 14, 2006
(Benedict C. K. Choy)

/s/ W. Mark Loveless                                 Director                             June 14, 2006
(W. Mark Loveless)

/s/ Elliott Schlam             Director                             June 14, 2006
(Elliott Schlam)

/s/ Milton Feng              Director                                                                                                June 14, 2006
(Milton Feng)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Supertex, Inc.

We have completed integrated audits of Supertex, Inc.’s (the Company) 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of April 1, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the financial position of Supertex, Inc. and its subsidiary at April 1, 2006 and April 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 1, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
June 12, 2006

SUPERTEX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 1, 2006	April 2, 2005
ASSETS
Current Assets:
Cash and cash equivalents…………………………………………………............	$27,654	$38,634
Short-term investments…………………………………………………..................	82,992	49,783
Trade accounts receivable………………………………………………….............	14,824	7,898
Inventories………………………………………………………………...................	12,543	12,624
Prepaid expenses and other current assets……………………………….............	1,358	917
Deferred income taxes…………………………………………………….................	7,781	6,322
Total current assets……………………………………………………................	147,152	116,178
Property, plant and equipment, net………………………………………………..............	8,048	7,992
Other assets……………………………………………………………………….................	141	96
Deferred income taxes…………………………………………………………….................	792	2,111
Total assets…………………………………..............................................................	$156,133	$126,377

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable…………………………………………………….............	$3,725	$3,280
Accrued salaries and employee benefits………………………………….............	11,227	8,720
Other accrued liabilities…………………………………………………..................	1,498	634
Deferred revenue………………………………………………………….................	3,566	3,610
Income taxes payable………………………………………………………..............	2,693	3,038
Total current liabilities…………………………………………………................	22,709	19,282

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, no par value -- 10,000 shares authorized, none outstanding………......................................................................................................	--	--
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 13,608 shares(2006) and 13,086 shares (2005)...	46,692	35,343

Retained earnings…………………………………………………………................	86,732	71,752
Total shareholders' equity…………………………………………….............	133,424	107,095
Total liabilities and shareholders’ equity……………………............................................	$156,133	$126,377

See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Years Ended
	April 1, 2006	April 2, 2005	April 3, 2004
Net sales……………………………………........	$80,098	$56,558	$51,394
Cost and expenses:
Cost of sales…………………………….....	35,458	27,545	30,938
Research and development……………....	11,540	9,780	9,570
Selling, general and administrative……...	13,568	11,583	9,760
Total costs and expenses………..….	60,566	48,908	50,268
Income from operations…………………..........	19,532	7,650	1,126
Interest and Other income:
Interest income……………………….........	2,959	1,603	1,164
Other income, net…………………….........	714	306	840
Income before provision for income taxes.......	23,205	9,559	3,130
Provision for income taxes……………….........	7,328	3,100	970
Net income………………………........	$15,877	$6,459	$2,160

Net income per share
Basic…………………………………...........	$1.19	$0.50	$0.17
Diluted………………………………...........	$1.15	$0.49	$0.17
Shares used in per share computation
Basic…………………………………...........	13,313	12,985	12,758
Diluted………………………………...........	13,770	13,239	13,051

See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Number of Common Shares	Stock Amount	Retained Earnings	Shareholders’ Equity

Balance, March 29, 2003………………………………….............	12,658	$29,045	$63,480	$92,525
Stock options exercised………………………………......	221	2,678	--	2,678
Shares received in lieu of cash for exercise of options..	(40)	(733)	--	(733)
Issuance of shares under ESPP……………………….....	50	614	--	614
Tax benefit from stock options………………………......	--	530	--	530
Net income…………………………………………............	--	--	2,160	--
Total comprehensive income………………………….....	--	--	--	2,160
Balance, April 3, 2004……………………………………..............	12,889	32,134	65,640	97,774
Stock options exercised………………………………......	183	2,330	--	2,330
Shares received in lieu of cash for exercise of options..	(8)	(181)	--	(181)
Issuance of shares under ESPP……………………….....	48	623	--	623
Stock repurchased…………………………………….......	(26)	(67)	(347)	(414)
Tax benefit from stock options………………………......	--	504	--	504
Net income…………………………………………............	--	--	6,459	--
Total comprehensive income………………………….....	--	--	--	6,459
Balance, April 2, 2005……………………………………..............	13,086	35,343	71,752	107,095
Stock options exercised………………………………......	553	8,289	--	8,289
Shares received in lieu of cash for exercise of options..	(21)	(666)	--	(666)
Issuance of shares under ESPP……………………….....	58	699	--	699
Stock repurchased…………………………………….......	(68)	(183)	(897)	(1,080)
Tax benefit from stock options………………………......	--	3,210	--	3,210
Net income…………………………………………............	--	--	15,877	--
Total comprehensive income………………………….....	--	--	--	15,877
Balance, April 1, 2006……………………………………..............	13,608	$46,692	$86,732	$133,424

See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Fiscal Years Ended
CASH FLOWS FROM OPERATING ACTIVITIES	April 1, 2006	April 2, 2005	April 3, 2004

Net income………………………………………………..………………................	$15,877	$6,459	$2,160
Non-cash adjustments to net income:
Depreciation and amortization…………………………………..………...........	2,854	3,293	4,363
Provision for doubtful accounts and sales returns………………….…….....	1,035	1,335	1,599
Provision for excess and obsolete inventories………………………….........	2,293	1,777	1,044
Loss on disposal of assets………………………………………………..........	--	48	--
Deferred income taxes…………….……………………………………..............	(140)	(2,500)	370
Tax benefit from exercise of stock options………………………….…...........	3,210	504	530
Changes in operating assets and liabilities:
Short-term investments, categorized as trading ………….………….........	(1,059)	(726)	(1,062)
Trade accounts receivable……………………………………………...........	(7,961)	(1,566)	868
Inventories…………………………………………………………….............	(2,212)	(1,795)	932
Prepaid expenses and other assets……………………………………........	(486)	(277)	(64)
Trade accounts payable and accrued expenses………………………......	3,816	2,350	(557)
Deferred revenue………………………………………….………….............	(44)	356	1,253
Income taxes payable…………………………………………………...........	(345)	1,553	(1,819)
Total adjustments to net income…………………………………….……….......	961	4,352	7,457
Net cash provided by operating activities…………………………………	16,838	10,811	9,617
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment………………………………........	(2,910)	(1,602)	(2,010)
Proceeds from disposal of property and equipment, net.……………………....	--	--	20
Sales of short-term investments, categorized as available-for-sale…………...	760,474	396,258	10,400
Purchases of short-term investments, categorized as available-for-sale……..	(792,624)	(426,908)	(23,800)
Net cash used in investing activities……………..………………………….	(35,060)	(32,252)	(15,390)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	8,322	2,772	2,559
Stock repurchased…………………………………………………………............	(1,080)	(414)	--
Net cash provided by financing activities…………………………………..	7,242	2,358	2,559
NET DECREASE IN CASH AND CASH EQUIVALENTS………………….........	(10,980)	(19,083)	(3,214)

CASH AND CASH EQUIVALENTS:
Beginning of period…………………………………………………………..........	38,634	57,717	60,931
End of period………………………………………………………………….........	$27,654	$38,634	$57,717

Supplemental cash flow disclosures:
Income taxes paid, net of refunds……………………………………………….......	$4,866	$3,543	$1,889

See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Supertex, Inc. (together with its wholly-owned subsidiary, Supertex Limited, herein referred to as “Supertex” or the “Company”) designs, develops, manufactures, and markets high voltage analog and mixed signal integrated circuits utilizing high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. The Company supplies standard and custom interface products primarily for the use in the medical electronics, imaging, LED lighting, and telecommunications markets. The Company also provides custom processing services for the manufacture of integrated circuits, using customer-owned designs and mask toolings. Under this “custom processing service” arrangement, a tangible product is sold, and the Company bears the risk of loss until title is passed.  Title to the product under the "custom processing service" arrangement is passed to the customer on the earlier of, time of shipment, or at production completion at wafer bank.  The Company does not rent its equipment to any customer.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Fiscal Period

The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31st. Fiscal year 2006 comprises 52 weeks, fiscal year 2005 comprises 52 weeks, and fiscal year 2004 comprises 53 weeks.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates in these financial statements include revenue recognition, provision for sales returns and allowances, allowance for doubtful accounts, estimates for useful lives associated with long lived assets, asset impairments, net realizable value of inventories, certain accrued liabilities and provision for income taxes and tax valuation allowance. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

Investments with an original or remaining maturity of 90 days or less, as of the date of purchase, are considered cash equivalents, and consist of highly liquid money market instruments and demand notes. The Company maintains cash balances at a variety of financial institutions and have not experienced any material losses relating to such balances.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Short-term Investments

At April 1, 2006, short-term investments categorized as available-for-sale consisted entirely of investments in tax-exempt fixed income securities and are presented within short-term investments on the consolidated balance sheets. Short-term investments, categorized as trading, consisted entirely of investments held by the Company’s Supplemental Employee Retirement Plan (SERP) and are presented as short-term investments on the consolidated balance sheets.

The Company’s marketable investments are classified as available-for-sale securities and are reported at fair value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized holding gains and losses are reported in accumulated other comprehensive income (loss), a separate component of shareholders’ equity, until realized. To date, unrealized gains and losses have not been material. Realized gains on available-for-sale securities are included in interest and other income in the Company’s consolidated statements of income. Realized losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other expense in the Company’s consolidated statements of income. There were no realized losses and declines in value judged to be other than temporary recorded in fiscal 2006. The specific identification method is used to determine the cost of securities sold.

The Company’s available-for-sale portfolio in fiscal 2006 is composed entirely of auction rate securities. Even though the stated maturity dates of these investments may be one year or more beyond the balance sheet dates, the Company has classified all marketable investments, including auction rate securities as short-term investments. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Current Liabilities,” the Company views its available-for-sale portfolio as available for use in its current operations. Based upon historical experience in the financial markets as well as Company’s specific experience with these investments, the Company believes there is a reasonable expectation of completing a successful auction within the subsequent twelve-month period. During its history of investing in these securities, the Company has not been unable to sell its holdings of these investments. Accordingly, the Company believes that the risk of non-redemption of these investments within a year to be minimal.

Investments in equity securities that are not traded on public markets are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of such equity investments and when a decline in the value is other than temporary, the securities are reduced to their fair value. The carrying value of the Company’s investments in equity securities that are not traded on public markets was nil at April 1, 2006 and April 2, 2005.

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

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Concentration of credit risk and foreign operations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company’s accounts receivable are derived from sales and earned from customers located in the U.S. and certain foreign countries and regions, including Europe, Asia and Japan. For the years ended April 1, 2006, April 2, 2005, and April 3, 2004, sales to foreign customers based on destination locations were all denominated in U.S. dollars and accounted for 63%, 44%, and 43%, of net sales, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers.

Foreign Currency Risk

With the Company’s operations in Hong Kong, it may face exposure to an adverse change in the exchange rate of the Hong Kong dollar that is currently pegged to the U.S. dollar. The Company believes that its exposure is relatively small, thus it does not employ hedging techniques designed to mitigate this foreign currency exposure. Likewise, the Company could experience unanticipated currency gains or losses. As the level of activity at this operation changes over time, actual currency gains or losses could have an adverse impact to the consolidated financial statements.

A small amount of the Company’s assets are denominated in Hong Kong dollars including two bank accounts, one for its Hong Kong subsidiary’s daily cash requirements while the second account is held for that subsidiary’s employees’ contributions to the Employee Stock Purchase Plan. The Company also has a bank account denominated in Chinese Renminbi which was setup to fund cash requirements for its two sales offices in China. All other cash and investment accounts are denominated in United States dollars and domiciled in the United States with the exception of one investment account that is domiciled in Ireland.

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

Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representative and distributors. Sales to distributors and its related cost of sales are recognized upon resale to end-user customers. In fiscal 2006, two of our customers, a contract manufacturer and a distributor accounted for 13% and 12% of net sales, respectively.  The Company estimates that approximately 90% of the combined sales to these two significant customers were subsequently sold to a major communication equipment company, thereby making this communication equipment company a significant end-user customer for Supertex.  In fiscal 2005 and 2004, a Japanese distributor accounted for 12% and 10% of net sales, respectively. No other direct or indirect customers accounted for more than 10% of net sales in fiscal 2006, 2005 and 2004.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Outstanding accounts receivable due the Company's two significant customers in fiscal 2006 were 12% and 17% of gross accounts receivable as of April 1, 2006, respectively. In fiscal 2005, the Company's only significant customer accounted for 16% of gross accounts receivable as of April 2, 2005.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. The Company’s inventories include high technology parts and components that are specialized in nature and subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence when estimating amounts required to reduce recorded amounts to net realizable values, it is possible that such estimates could change in the near term.

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

Impairment of Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Revenue Recognition

The Company recognizes revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection of the resulting receivable is reasonably assured. For sales to original equipment manufacturers (OEMs), the Company uses either a binding purchase order or signed agreement as evidence of an arrangement. Sales through distributors are evidenced by a distributor agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Sales to distributors are made primarily under arrangements allowing limited rights of return, limited price protection and limited right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, the Company defers the recognition of such sales and the related costs of sales until distributors have sold the merchandise to their end-user customers. The distributors provide an inventory balance report at the end of each period, which enables the Company to determine products sold to their end-customers.

A small amount of deferred revenue is from up-front billings from customers under non-recurring engineering (NRE) contracts as well as a customer advance under a licensing agreement. The Company recognizes revenue from NRE contracts upon completion of contract milestones, which corresponds to when the Company provides the services and/or products. Revenue is deferred for any amounts received prior to completion of engineering contract milestones, such as amounts received upon delivery of proto-type, if such a delivery is an agreed upon milestone. Some of the NRE contracts include formal customer acceptance provisions. In this case, at the end of each period, the Company determines whether customer acceptance has been obtained for the specific milestone. If customer acceptance has not been obtained, the Company defers the recognition of such revenue until customer acceptance is obtained.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Research and Development Expense

All research and development expenses that have no alternative future use are expensed as incurred. Research and development expenses consist primarily of payroll and benefits of those employees engaged in research, design and development activities, costs related to design tools, license expenses related to intellectual property, supplies and services; depreciation and other occupancy costs. The Company also expenses proto-type wafers and mask sets related to new products until such new products are released to production.

Net Income per Share

Basic earnings per share ("EPS") is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options.

The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the basic and diluted EPS calculations.

(in thousands, except per share value)	Fiscal Years Ended
	April 1, 2006	April 2, 2005	April 3, 2004
BASIC:
Weighted average shares outstanding	13,313	12,985	12,758
Net income	$ 15,877	$ 6,459	$ 2,160
Net income per share	$ 1.19	$ 0.50	$ 0.17

DILUTED:
Weighted average shares outstanding	13,313	12,985	12,758
Effect of dilutive securities: stock options	457	254	293
Total	13,770	13,239	13,051
Net income	$ 15,877	$ 6,459	$ 2,160
Net income per share	$ 1.15	$ 0.49	$ 0.17

Options to purchase the Company’s common stock of 130,914 shares at an average price of $41.19, 299,620 shares at an average price of $29.00 per share, and 371,088 shares at an average price of $29.35 per share in fiscal 2006, 2005, and 2004, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transaction involving Stock Compensation” (“FIN 44”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the stock option exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Under SFAS No. 123 and EITF 96-18, stock option awards issued to non-employees

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

are accounted for at their fair value, re-measured at each period end until a commitment date is reached, which is generally the vesting date. Had the Company recorded compensation costs for stock options issued to employees under the Company’s stock option plans and Employee Stock Purchase Plan based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, the net income and net income per share for the years ended April 1, 2006, April 2, 2005, and April 3, 2004 would have been reduced to the pro forma amounts below:

                                    Fiscal Years Ended
(in thousands, except per share amount)		April 1, 2006	April 2, 2005	April 3, 2004
Net income	As reported	$ 15,877	$ 6,459	$ 2,160
Add:	Stock-based employee compensation expense included in reported net income, net of tax	--	--	--

Deduct:	Stock-based employee compensation expense determined under fair value based method, net of tax	(981)	(1,272)	(1,063)

	Pro forma	$ 14,896	$ 5,187	$ 1,097

Basic earnings per share	As reported	$ 1.19	$ 0.50	$ 0.17

	Pro forma	$ 1.12	$ 0.40	$ 0.09
Diluted earnings per share	As reported	$ 1.15	$ 0.49	$ 0.17

	Pro forma	$ 1.10	$ 0.40	$ 0.08

To compute the estimated fair value of each option grant under the Option Plans and employee’s purchase rights under the ESPP, the Black-Scholes options pricing model was used with the following weighted average assumptions:

Employee Stock Option Plans ESPP
	2006	2005	2004	2006	2005	2004
Risk-free interest rate	4.37%	2.80%	2.27%	4.25%	1.67%	1.02%
Expected term of options from vest date (years)	1.69	1.52	1.37	0.50	0.50	0.50
Expected volatility	48.75%	51.61%	53.65%	51.69%	51.03%	41.71%
Expected dividends	--	--	--	--	--	--
Weighted-average fair value	$ 30.71	$ 17.94	$ 17.53	$ 14.26	$ 15.13	$ 14.44

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Income Taxes

Income taxes are reported under Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” (“SFAS 109”) and, accordingly, deferred taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and for operating loss and tax credit carry-forwards. A valuation allowance is provided for deferred tax assets when management cannot conclude, based on the available evidence, that it is more likely than not that all or a portion of the deferred tax assets will be realized through future operations.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the current accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” ( APB 25 ). SFAS 123R is effective for all annual periods beginning after December 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ( SAB 107 ) relating to the adoption of SFAS 123R. SAB 107 content is primarily interpretive addressing certain interactions between SFAS 123R and certain SEC rules and regulations. The Company is required to implement the standard beginning the first quarter of fiscal 2007. The Company is currently in the process of assessing the impact of adopting this standard.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20. “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company is required to adopt SFAS No. 154 beginning the first quarter of fiscal 2007. The Company does not expect that its adoption of SFAS No. 154 will have a material impact its consolidated financial condition or results of operations.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” ( FSP 115-1 and 124-1 ), which clarify when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At April 1, 2006, the Company had no unrealized investment losses that had not been recognized as other-than-temporary impairments in its available-for-sale securities. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial condition or results of operations.

2. SHORT-TERM INVESTMENTS (in thousands):

	April 1, 2006	April 2, 2005
Available-for-sale securities	$ 76,200	$ 44,050
Trading securities	6,792	5,733
	$ 82,992	$ 49,783

The Company’s portfolio of short-term investments by contractual maturities is as follows:

	April 1, 2006	April 2, 2005
Available-for-sale securities:
Due after ten years	$ 76,200	$ 44,050

Trading securities:
Due in one year or less	6,792	5,733
	$ 82,992	$ 49,783

Short-term investment classified as available-for-sale securities for fiscal years 2006 and 2005, consisted entirely of tax-exempt auction rate securities. Short-term investments classified as trading securities for fiscal years 2006 and 2005 consisted entirely of investments held by the Company’s Supplemental Employee Retirement Plan.

3. ACCOUNTS RECEIVABLE, NET (in thousands)

	April 1, 2006	April 2, 2005
Accounts receivable	$ 15,496	$ 8,602
Less: Allowance for doubtful accounts and sales returns	(672)	(704)
Total Trade accounts receivable	$ 14,824	$ 7,898

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Allowance for doubtful accounts and sales returns are:

	April 1, 2006	April 2, 2005	April 3, 2004
Balance at beginning of fiscal year	$ 704	$ 386	$ 615
Charged to costs and expenses	1,035	1,335	1,599
Write-off of accounts	(1,067)	(1,017)	(1,828)
Balance at end of fiscal year	$ 672	$ 704	$ 386

4. INVENTORIES (in thousands):
	April 1, 2006	April 2, 2005
Raw materials	$ 1,214	$ 1,220
Work-in-process	7,644	7,371
Finished goods	3,685	4,033
Total Inventories	$12,543	$12,624

The Company wrote down inventory valued at $2,293,000 and $1,777,000 for fiscal year 2006 and 2005, respectively. The Company realized gross margin benefits from the sale of previously written down inventory of $1,136,000 and $990,000 for fiscal 2006 and 2005, respectively. Inventories held on consignment at April 1, 2006 and April 2, 2005 were $1,730,000 and $1,456,000, respectively.

5. DEFERRED REVENUE

The Company defers the recognition of revenue on shipments to distributors and the related costs of sales until the distributors have sold the products to their end-user customers because of the uncertainty associated with possible returns and pricing concessions. Sales through the distributors are made primarily under arrangements allowing limited rights of return, limited price protection and the right of stock rotation on merchandise unsold by distributors. Deferred revenue also includes a customer advance under a licensing agreement as well as upfront payments received from customers. Inventories held by distributors for which revenue has been deferred are included in inventories reported at the period end.

Deferred revenue consisted of (in thousands):

	April 1, 2006	April 2, 2005
Shipments to distributors	$ 3,454	$ 3,306
Technology license	112	262
Others	--	42
Total Deferred revenue	$ 3,566	$ 3,610

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. PROPERTY, PLANT AND EQUIPMENT (in thousands):

	April 1, 2006	April 2, 2005
Land	$825	$825
Machinery and equipment	36,290	33,691
Leasehold improvements	2,429	2,252
Building	2,504	2,468
Furniture and fixtures	333	330
	42,381	39,566
Less accumulated depreciation and amortization	(34,333)	(31,574)
Property, plant and equipment, net	$8,048	$7,992

7. INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Years Ended
	April 1, 2006	April 2, 2005	April 3, 2004
Current
Federal	$6,733	$4,487	$886
State	162	167	4
Non-US	59	878	450
	6,954	5,532	1,340
Deferred
Federal	(310)	(2,381)	(727)
State	634	(51)	357
Non-US	50	--	--
	374	(2,432)	(370)

Total Provision for income taxes	$7,328	$3,100	$970

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

	Fiscal Years Ended
	April 1, 2006	April 2, 2005	April 3, 2004
Tax provision at US statutory rates	35%	35%	35%
State tax provision, net of Federal benefits	4	3	5
Tax credits	(3)	(6)	(12)
Foreign earnings tax differential	--	2	(7)
Tax exempt investment income	(3)	(2)	--
Other	(1)	--	10
	32%	32%	31%

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Significant components of deferred tax assets are as follows (in thousands):

	Fiscal Years Ended
Deferred tax assets:	April 1, 2006	April 2, 2005	April 3, 2004
Accrued employee benefits	$ 784	$ 733	$ 554
Inventory reserves	1,890	1,604	1,131
Accrued liabilities	2,785	2,287	1,905
Deferred revenue on shipments to distributors	1,358	1,421	1,253
Allowances for doubtful accounts and sales returns	226	277	146
Depreciation and amortization	792	1,234	28
Tax credits	738	877	916
Total Deferred tax assets	$ 8,573	$ 8,433	$ 5,933

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

The Company maintains within its income tax payable account reserves for tax contingencies. The determination of the amount to reserve involves considerable judgment and estimation, and is continuously monitored by management based on best information available including changes in tax regulations, the outcome of relevant court cases, and other information. The Company is under IRS examination for its fiscal 2002 tax return. The Company believes that it has adequately provided in its financial statements for additional taxes that it estimates it may be required to pay as a result of the examination. If the resulting tax assessment exceeds the estimate of tax liabilities, an additional charge to expense will result. If payment proves unnecessary, the reversal of tax liabilities would result in tax benefits being recognized in the period we determine the liabilities are no longer necessary.

The domestic and foreign components of income before income taxes are (in thousands):

Fiscal Years Ended
	April 1, 2006	April 2, 2005	April 3, 2004
United States	$ 22,514	$ 7,489	$ 1,472
Foreign	691	2,070	1,658
	$ 23,205	$ 9,559	$ 3,130

Undistributed earnings of the Company’s wholly owned Hong Kong subsidiary of $4,523,000 at April 1, 2006, are considered to be indefinitely reinvested and, accordingly, no provision for Federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to United States income taxes and Hong Kong withholding taxes payable.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At April 1, 2006, the Company had tax credit carry-forwards of approximately $1,135,000 for state tax purposes, which will carry forward indefinitely if not utilized. Tax benefits of $3,210,000 in 2006, $504,000 in 2005, and $530,000 in 2004 associated with the exercise of stock options were recognized in shareholders’ equity.

8. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan -- The Company has a discretionary profit sharing plan for the benefit of eligible employees. Related expenses were $2,318,000, $977,000, and $235,000, in fiscal 2006, 2005, and 2004, respectively.

Savings and Retirement Plan -- The Supertex Savings and Retirement Plan allows for employee savings intended to qualify under the provisions of Section 401 of the Internal Revenue Code (IRC). Employees having at least three months of service may make pretax contributions of up to the IRC maximum allowable amount of the employees’ qualified compensation. The Company matches certain percentages of employee contributions, all of which are 100% vested. In fiscal years 2006, 2005, and 2004, the Company's matching contributions were $189,000, $183,000, and $191,000, respectively.

Supplemental Employee Retirement Plan -- The Supplemental Employee Retirement Plan (the “SERP”) is a non-qualified deferred compensation plan that covers a select group of management or highly compensated employees of the Company. The SERP was adopted by the Company, effective January 1, 1996. The Plan assets at April 1, 2006 of $6,792,000 are included in short-term investments in the Company's consolidated balance sheet at April 1, 2006 and classified as trading securities. Such assets shall at all times be subject to claims of the general creditors of the Company. The Company’s liability for this plan as of April 1, 2006 amounts to $6,792,000 and this amount is included in accrued salaries and employee benefits in the Company’s consolidated balance sheet as of April 1, 2006.

SERP obligations are based on the fair value of the underlying assets owed to participants as stipulated by the SERP and are included in accrued liabilities in the consolidated financial statements. The Executive Compensation Committee is responsible for the general administration and interpretation of the SERP and for carrying out its provisions.

Employee Stock Purchase Plan -- The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the “ESPP”) and the reservation of shares of common stock for issuance under this Plan at the August 18, 2000 annual shareholder’s meeting. The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of the Company’s fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by the Board of Directors. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six-month offering period, whichever is lower. An eligible employee may purchase no more than 500 shares during any six-month offering period. For fiscal year 2006 there were 57,683 shares of the Company’s common stock that were issued under the ESPP compared to 48,456 shares and 50,086 shares of common stock issued in fiscal 2005 and 2004 respectively. There are 252,128 shares available for future issuance under the ESPP at the end of fiscal year 2006.

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

Activity under the 1991 Option Plan is as follows:

                                                                          Options Outstanding
	Available For Grant	Shares	Price Per Share	Weighted Average Exercise Price
Balance, March 29, 2003	--	1,309,380	$10.31 - $46.34	$17.21
Exercised	--	(217,650)	10.31 - 19.56	12.05
Canceled	129,500	(129,500)	11.00 - 46.34	26.67
Expired	(129,500)	--
Balance, April 3, 2004	--	962,230	10.31 - 46.34	17.10
Exercised	--	(150,020)	10.31 - 19.56	12.13
Canceled	14,560	(14,560)	12.53 - 46.34	21.30
Expired	(14,560)	--
Balance, April 2, 2005	--	797,650	10.31 - 46.34	17.96
Exercised	--	(423,360)	10.31 - 28.31	14.37
Canceled	39,400	(39,400)	10.75 - 46.34	15.34
Expired	(39,400)	--
Balance, April 1, 2006	--	334,890	$10.75 - $46.34	$22.80

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Activity under the 2001 Option Plan is as follows:

                                               Options Outstanding
	Available For Grant	Shares	Price Per Share	Weighted Average Exercise Price
Balance, March 29, 2003	1,765,300	234,700	$11.30 - $21.31	$15.69
Granted	(324,800)	324,800	17.11 - 18.52	17.53
Exercised	--	(3,451)	11.30 - 17.14	15.61
Canceled	38,449	(38,449)	15.83 - 21.31	18.07
Balance, April 3, 2004	1,478,949	517,600	11.30 - 21.31	16.67
Granted	(205,600)	205,600	15.67 - 21.75	17.94
Exercised	--	(33,110)	11.30 - 18.52	15.42
Canceled	48,560	(48,560)	11.30 - 21.75	17.06
Balance, April 2, 2005	1,321,909	641,530	11.30 - 21.75	17.11
Granted	(342,800)	342,800	17.39 - 42.24	30.71
Exercised	--	(129,441)	11.30 - 21.75	17.04
Canceled	72,560	(72,560)	11.30 - 42.24	20.43
Balance, April 1, 2006	1,051,669	782,329	$11.30 - $42.24	$22.77

The options outstanding and currently exercisable by exercise price under the combined 1991 and 2001 Option Plans at April 1, 2006 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$10.75 - $15.83	274,525	2.34	$13.00	155,825	$13.28
17.06 - 18.52	371,304	4.99	17.32	71,344	17.36
19.37 - 29.00	151,240	3.94	23.44	71,680	22.42
33.67 - 46.34	320,150	5.49	37.19	82,750	46.34
$10.75 - $46.34	1,117,219	4.34	$22.78	381,599	$22.93

The weighted average fair value of options granted during fiscal 2006, 2005, and 2004 was $15.61 per share, $9.25 per share, and $8.91 per share, respectively. All options were granted at market price of the Company's common stock on the date of grant.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. RELATED PARTY TRANSACTIONS

The former Executive Vice President of the Company is a member of the Board of Directors for All American Semiconductor. All American Semiconductor is a national distributor of electronic components manufactured by others and is a major distributor of the Company. Sales to All American Semiconductor for fiscal years 2006, 2005, and 2004 were $2,300,000, $2,183,000, and $2,510,000, respectively. The accounts receivable due from All American Semiconductor at April 1, 2006 and April 2, 2005 were $465,000 and $530,000, respectively. The Company has no long-term distributorship agreement with All American Semiconductor, instead operating on the basis of purchase orders and sales order acknowledgement.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

As part of the Company’s acquisition of a six-inch wafer fabrication operation in fiscal 1999, the Company assumed an operating lease for its manufacturing facility. On January 28, 2004, the Board of Directors of the Company approved the amendment of the lease extending the lease term to seven years, expiring on April 30, 2011 at a specified new rent schedule. Rent started at $62,000 per month with a provision for an annual increase of $3,000. The Company is responsible for maintenance costs, including real property taxes, utilities, insurance and other costs. The Company has one five-year option remaining which if exercised would extend the lease to April 2016. A portion of the facility is subleased to an unrelated company.

The Company also leases a facility to house its operations in Hong Kong under an operating lease for the equivalent of approximately $9,000 per month exclusive of building maintenance fees, rates, taxes and other duties imposed by the government of Hong Kong upon the leased property. The lease agreement was renewed in December 1, 2003 and has a term of three years.

The Company leases a portion of a building under an operating lease from Fortuna Realty Co, a corporation owned by a former Supertex Director, Yunni Pao. The lease will expire on April 1, 2007. Previously the Company leased the entire building. Under the lease, monthly rent is $10,442 per month and the Company is responsible for its pro-rata maintenance costs, including real property taxes, and other costs. This facility is being subleased to one of the Company’s providers of epitaxial deposition services, expiring on April 1, 2007, essentially at cost. The total rental expenses paid to Fortuna Realty Co. were $125,000, $125,000, and $125,000 in fiscal years 2006, 2005 and 2004, respectively. The Company believes that the lease with Fortuna Realty Co. was and is at prevailing market rates.

The Company has other operating leases for its field sales offices in New York, Texas, Germany, Taiwan and Korea expiring at various dates through fiscal year 2007.

Future minimum lease payments and sublease income under all non-cancelable operating leases at April 1, 2006 are as follows (in thousands):

Fiscal Years	Operating Lease	Sublease Income
2007	$1,026	$352
2008	856	155
2009	887	--
2010	924	--
Thereafter	1,041	--
	$4,734	$507

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Facilities rental expenses, net of facilities sublease, were approximately $1,032,000, $919,000, and $856,000 (net of facilities sublease income of $249,000, $135,000, and $411,000) in fiscal years 2006, 2005, and 2004, respectively.

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

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The reductions to revenue for estimated product returns for the fiscal years 2006, 2005 and 2004 are as follows (in thousands):

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period
Twelve months ended April 1, 2006
Allowance for sales returns	$ 463	$ 1,128	$ 1,066	$ 525

Twelve months ended April 2, 2005
Allowance for sales returns	$ 186	$ 1,278	$ 1,001	$ 463

Twelve months ended April 3, 2004
Allowance for sales returns	$ 365	$ 1,652	$ 1,831	$ 186

(1)	Allowances for sales returns are charged as a reduction to revenue and are recorded on the balance sheet as a reduction to accounts receivable.
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

12. COMMON STOCK REPURCHASES

Share repurchase activities were as follows:

                                                                         Fiscal Years Ended
	April 1, 2006	April 2, 2005	April 3, 2004
Number of shares repurchased	67,900	26,400	--
Cost of shares repurchased	$ 1,080,000	$ 414,000	--
Average price per share	$ 15.91	$ 15.68	--

Since the inception of the repurchase program in 1992 through January 1, 2005, the Company has repurchased a total of 1,115,900 shares of the common stock for an aggregate cost of $7,327,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. At April 1, 2006, 784,100 shares remained authorized for repurchases under the program.

13. SEGMENT INFORMATION

The Company operates in one business segment comprising of the design, development, manufacturing and marketing of high voltage analog and mixed signal integrated circuits. The Company's principal markets are in the United States of America, Europe and Asia.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Below is a summary of net sales by major geographic area for the years ended April 1, 2006, April 2, 2005, and April 3, 2004:

                                                            Fiscal Years Ended
(in thousands)	April 1, 2006	April 2, 2005	April 3, 2004
Net Sales
Asia (excluding Japan)	$34,252	$11,211	$9,481
United States	29,802	31,796	29,072
Japan	7,284	6,673	5,474
Europe	6,387	5,133	5,773
Other	2,373	1,745	1,594
Total Net Sales	$80,098	$56,558	$51,394

Sales are attributed to geographic location based on destination location.

Property, plant and equipment, net by country was as follows (in thousands):

	April 1, 2006	April 2, 2005
United States	$7,006	$7,234
Hong Kong	1,042	758
Property, plant and equipment, net	$8,048	$7,992

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

3.1 (2)  Restated Articles of Incorporation of Registrant filed May 21, 1980.

3.2 (2)  Certificate of Amendment of Articles of Incorporation filed April 16, 1981.

3.3 (2)  Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

3.4 (3)  Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

3.5 (5)  Bylaws of Registrant, as amended.

                11            Deferred Compensation Plan (Supplemental Employee Retirement Plan), which became effective January 1, 1996.

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

21.1         Subsidiary of the Registrant.

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

EXHIBIT 21.1

SUBSIDIARIES OF THE REGISTRANT

The following identifies the Registrant’s wholly-owned subsidiary as defined in Rule 1-02(w) of Regulation S-X.

Name	Jurisdiction of Incorporation	Year Organized
Supertex Limited	Hong Kong	2001

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-69594, 333-47606 and 033-43691) of Supertex, Inc. of our report dated June 12, 2006 relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
June 12, 2006

EXHIBIT 31.1
CERTIFICATION UNDER RULE 13a-14(a) and 15d-14(a)

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: June 14, 2006     /s/ Henry C. Pao
Henry C. Pao, Ph.D., Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER 18 U.S.C. § 1350

I, Henry C. Pao, the chief executive officer and chief financial officer of Supertex, Inc., a California corporation (the “Company”), certify pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, that to my knowledge:

(i)
the Annual Report of the Company on Form 10-K for the period ending April 1, 2006 (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 14, 2006       /s/ Henry C. Pao
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