Form 10-Q
period 2006-07-01
SUPERTEX INC
filed 2006-08-09
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2006

or

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

Yes [ X ]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Check one. Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006
Common Stock, no par value	13,682,555
Exhibit index is on Page 27
Total number of pages: 30

SUPERTEX, INC.
QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	July 1, 2006	July 2, 2005
Net sales	$24,565	$15,993
Cost of sales(1)	9,837	6,806
Gross profit	14,728	9,187
Research and development(1)	3,949	2,759
Selling, general and administrative(1)	3,803	3,188
Total operating expenses	7,752	5,947
Income from operations	6,976	3,240
Interest income	1,111	627
Other income, net	177	279
Income before provision for income taxes	8,264	4,146
Provision for income taxes	3,348	1,327
Net income	$4,916	$2,819
Net income per share:
Basic	$0.36	$0.22
Diluted	$0.35	$0.21

Shares used in per share computation:
Basic	13,646	13,078
Diluted	14,009	13,215

(1)Includes amortization of stock-based compensation as follows. See Note 2 for more information:
Cost of sales	$65	$--
Research and development	$387	$--
Selling, general and administrative	$196	$--

                                                         See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	July 1, 2006	April 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$21,315	$27,654
Short-term investments	100,550	82,992
Trade accounts receivable, net of allowances of $619 and $672	16,046	14,824
Inventories	12,452	12,543
Prepaid expenses and other current assets	1,651	1,358
Deferred income taxes	7,781	7,781
Total current assets	159,795	147,152
Property, plant and equipment, net	8,484	8,048
Other assets	146	141
Deferred income taxes	792	792
TOTAL ASSETS	$169,217	$156,133

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$4,926	$3,725
Accrued salaries and employee benefits	11,056	11,227
Other accrued liabilities	1,590	1,498
Deferred revenue	5,199	3,566
Income taxes payable	6,015	2,693
Total current liabilities	28,786	22,709
Commitments and contingencies (See Note 7)

Shareholders’ equity:
Preferred stock, no par value - 10,000 shares authorized, none outstanding	--	--
Common stock, no par value - 30,000 shares authorized; issued and outstanding 13,679 and 13,608 shares	48,783	46,692
Retained earnings	91,648	86,732
Total shareholders' equity	140,431	133,424
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$169,217	$156,133

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	July 1, 2006	July 2, 2005
Net income	$4,916	$2,819
Non-cash adjustments to net income:
Depreciation	609	680
Reduction in provision for doubtful accounts and sales returns	(162)	(398)
Provision for excess and obsolete inventories	597	357
Stock-based compensation expense related to stock options and purchases	648	--
Excess tax benefit related to stock-based compensation plans	(265)	--
Changes in operating assets and liabilities:
Short-term investments, categorized as trading	(133)	(305)
Trade accounts receivable	(1,060)	(807)
Inventories	(506)	(843)
Prepaid expenses and other assets	(298)	100
Trade accounts payable and accrued expenses	1,122	644
Deferred revenue	1,633	(428)
Income taxes payable	3,322	1,322
Total adjustments	5,507	322
Net cash provided by operating activities	10,423	3,141
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,045)	(409)
Purchases of short-term investments, categorized as available for sale	(199,474)	(218,100)
Sales of short-term investments, categorized as available for sale	182,050	188,049
Net cash used in investing activities	(18,469)	(30,460)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	1,442	524
Excess tax benefit related to stock-based compensation plans	265	--
Repurchase of common stock	--	(1,080)
Net cash provided by (used in) financing activities	1,707	(556)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,339)	(27,875)
CASH AND CASH EQUIVALENTS:
Beginning of period	27,654	38,634
End of period	$21,315	$10,759
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$26	$5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

         SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America. This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to present fairly the statements of financial position as of July 1, 2006 and April 1, 2006, results of operations for the three months ended July 1, 2006 and July 2, 2005, and cash flows for the three months ended July 1, 2006 and July 2, 2005. The April 1, 2006 balance sheet was derived from the audited financial statements included in the 2006 annual report on Form 10-K. All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited condensed consolidated financial statements of Supertex, Inc. for the fiscal year ended April 1, 2006, which were included in the annual report on Form 10-K.

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three months ended July 1, 2006 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year. Fiscal 2007 will be a 52-week year. The three months ended July 1, 2006, April 1, 2006, and July 2, 2005, all consist of thirteen weeks.

Note 2 - Stock-Based Compensation

On April 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair value of those awards at grant date and to record the cost as compensation expense over the period during which the employee or director is required to perform services in exchange for the award (generally over the vesting period of the award). In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

         SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Prior to the Adoption of SFAS 123R.

Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures”. No employee stock-based compensation was reflected in net income for the period ended July 2, 2005, as all options granted to employees and directors had an exercise price equal to the market value of the underlying common stock on the date of grant.

The pro forma information for the three months ended July 2, 2005 is as follows (in thousands, except per share data):
Three Months Ended
July 2, 2005
Net Income - as reported	$2,819
Stock-based employee compensation expense determined under fair value based method related to stock options	(346)
Stock-based employee compensation expense determined under fair value based method related to the employee stock purchase plan	(19)
Net Income - pro forma	$2,454
Net earnings per share - basic:
As reported	$0.22
Pro forma	$0.19
Net earnings per share - diluted
As reported	$0.21
Pro forma	$0.19

Impact of the Adoption of SFAS 123R.

The Company elected to adopt the modified prospective application transition method as provided by SFAS 123R. Accordingly, during the three months ended July 1, 2006, the Company recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The effect of recording stock-based compensation expense for the three months ended July 1, 2006 is as follows (in thousands, except per share data):

Three Months Ended
July 1, 2006
Stock-based compensation expense	$648
Tax effect of stock-based compensation expense	(48)
Net effect on net income	$600
Tax effect on:
Cash flows from operating activities	$(265)
Cash flows from financing activities	$265
Effect on earnings per share:
Basic	$0.04
Diluted	$0.04

During the three months ended July 1, 2006, the Company granted options with an estimated total grant date fair value of $917,000. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $245,000. During the three months ended July 1, 2006, the Company recorded stock-based compensation related to stock options, which were either outstanding on April 1, 2006, or granted during the three months ended July 1, 2006, of $648,000. As of July 1, 2006, the unrecorded stock-based compensation expense balance related to stock options was $4,814,000 net of forfeitures and will be recognized over an estimated weighted average amortization period of 2 years.

         SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)
Of the stock-based compensation expense, $13,000 was capitalized as inventory at July 1, 2006. The Company did not capitalize any stock-based compensation to inventory prior to the adoption of SFAS 123R.

Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. As a result of adopting SFAS 123R, $265,000 of excess tax benefits for the three months ended July 1, 2006 has been classified as a financing cash inflow.

Valuation Assumptions

SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Income. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Income for Company stock options granted to employees and directors because the exercise price of such stock options equaled the fair market value of the underlying stock at the date of grant.

The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123R, SAB 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. In valuing the stock-based compensation expense, the options and awards were stratified into two categories, namely: directors and officers (“D&O”) and all other employees (“All Others”) as the experiences of these two groups were different for the expected term of the options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Three Months Ended
	July 1, 2006		July 2, 2005
	D&O	All Others	D&O and All Others
Expected term (years)	5.75	4.50	4.60
Stock volatility	58%	52%	50%
Risk free interest rates	5.04%	5.03%	3.55%
Dividends during expected term	0%	0%	0%
Forfeiture rate	4.0%	9.9%	0%

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Expected Term. The Company analyzed various data points to determine the most accurate expected term by group. In the course of its analysis, it considered various factors, including vesting terms and period of awards, contractual term of the award, employee historical exercise, post-vesting employment termination behavior and various other factors.

Expected stock volatility. The Company has identified its own historical volatility to be the most appropriate and most representative of the expected volatility rate to be used for valuing stock-based compensation under the Black-Scholes option-pricing model. Historical reports were pulled from the National Association of Securities Dealer Automated Quotations (“NASDAQ”). The expected volatility was based on the expected term of the two groups of options to be valued.

Risk-free interest rate. The Company continues to use the estimate of risk-free rate based on the U.S. Treasury yield curve in effect at the time of grant.

Dividends yield. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus the Company assumes an expected dividend yield of zero.

Forfeiture rate. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest as SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the vested portion of the surrendered option. The Company has applied an annual forfeiture rate of 4% for D&O and 9.9% for All Others to all unvested options as of July 1, 2006. This forfeiture rate will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary.

Under the Company’s 1991 and 2001 Stock Option Plans (“Option Plans”), a total of 4,825,715 shares of Common Stock are authorized for issuance. The 1991 Plan expired in June 2001, thus there were no options available for grant thereafter, although there are options that remain outstanding under the 1991 Plan. Under the Option Plans, options have been typically granted once a quarter (on the first business day of the third month of the quarter), and valued at the fair value of the Company’s common stock on the date of grant. Options generally expire seven (7) years from grant date or at termination of service whichever occurs first. Options are generally exercisable beginning one year from date of grant and generally vest ratably over a five-year period.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The following table summarizes the combined activity under the Option Plans for the indicated periods:

		Options Outstanding
	Available For Grant	Shares	Weighted Average Exercise Price
Balance, April 3, 2004	1,478,949	1,479,830	$16.67
Granted	(205,600)	205,600	17.94
Exercised	--	(183,130)	12.72
Canceled	63,120	(63,120)	18.04
Expired	(14,560)	--
Balance, April 2, 2005	1,321,909	1,439,180	$17.58
Granted	(342,800)	342,800	30.71
Exercised	--	(552,801)	14.99
Canceled	111,960	(111,960)	18.64
Expired	(39,400)	--
Balance, April 1, 2006	1,051,669	1,117,219	$22.93
Granted	(69,800)	69,800	40.56
Exercised	--	(53,544)	16.95
Canceled	7,612	(7,612)	33.38
Expired	--	--
Balance, July 1, 2006	989,481	1,125,863	$24.09

The weighted average fair value of options, as determined under SFAS 123R, granted under the Option Plans during the three months ended July 1, 2006 was $19.59 per share. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) exercised during the three months ended July 1, 2006 was $1,204,000. During the three months ended July 1, 2006, the amount of cash received from employees as a result of employee stock option exercises was $907,000.

The options outstanding and exercisable at July 1, 2006, under the Option Plans were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$10.75 - $15.83	247,845	2.09	$12.97	180,645	$12.98
17.06 - 18.52	354,428	4.74	17.32	70,460	17.37
19.37 - 29.00	138,640	3.84	23.20	61,080	21.89
33.67 - 46.34	384,950	5.53	37.80	82,750	46.34
$ 10.75 - $46.34	1,125,863	4.32	$24.09	394,935	$22.13

The total intrinsic value of options outstanding and options exercisable as of July 1, 2006 are $17,344,000 and $7,211,000, respectively.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Employee Stock Purchase Plan (“ESPP”). Under the 2000 ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six-month offering period, whichever is lower. An eligible employee may purchase no more than 500 shares during any six-month offering period. Under the intrinsic value method under SFAS 123, there was no compensation-related expense for the ESPP. In December 2005, the Company’s board of the directors approved an amendment of the ESPP effective May 1, 2006, to satisfy the requirement as a “non-compensatory” plan under the provision of SFAS 123R and thus eliminate any compensation-related expense associated with the ESPP on a go-forward basis. As a result, the purchase discount was reduced to 5% from 15% of market value of the stock at the purchase. Additionally, the purchase price under the amended plan will be based solely on the market price at the time of purchase, and no longer based on the lower of the market value at the beginning or ending of the six-month offering period.

Note 3 - Inventories

The Company’s inventories consist of high technology semiconductor devices and integrated circuits that are specialized in nature, subject to rapid technological obsolescence and are sold in a highly competitive industry. Inventory balances at the end of each period are adjusted to approximate the lower of cost or market value.

Inventories consisted of (in thousands):

	July 1, 2006	April 1, 2006
Raw materials	$1,266	$1,214
Work-in-process	7,133	7,644
Finished goods	4,053	3,685
Net Inventories	$12,452	$12,543

The Company wrote down inventory totaling $597,000 for the three months ended July 1, 2006. For the comparable period in fiscal 2006, the Company wrote down inventory totaling $357,000. The Company realized gross margin benefits of $516,000 for the three months ended July 1, 2006 due to sales of previously reserved inventory. Such benefit was $257,000 for the three months ended July 2, 2005.

Inventories held on consignment at July 1, 2006 and April 1, 2006 were $2,136,000 and $1,730,000, respectively. The Company defers the recognition of revenue on shipments to all distributors, domestic and foreign, and the related costs of sales until the distributors have sold the products to their end-user customers due to uncertainty associated with possible returns and pricing concessions. Sales through the distributors are made primarily under arrangements allowing limited rights of return, limited price protection and the right of stock rotation on merchandise unsold by distributors.

Note 4 - Comprehensive Income

Comprehensive income, which includes all changes in equity during a period from non-owner sources, did not differ from net income for any of the periods presented.

Note 5 - Income Taxes

Provision for income taxes represents federal, state and foreign taxes.  The provision for income taxes for the three months ended July 1, 2006 was $3,348,000 at the effective tax rate of 41%, compared to $1,327,000 and 32% for the same period in the prior fiscal year.    The effective tax rate for the three months ended July 1, 2006 was impacted by a one-time adjustment of tax reserves to provide for contingencies related to an IRS audit. Excluding this adjustment, our tax rate would have been 37%. The income tax provision for such interim periods reflects the Company’s estimated annual income tax rate and differs from the taxes computed at the federal statutory rate primarily due to state income taxes, the effect of non-deductible stock-based compensation expense, tax exempt interest income, state research and development credits, and other adjustments to reserves for tax contingencies. Additionally, the fiscal 2006 tax provision rate included a benefit from federal research and development credit, which has not been renewed in fiscal 2007.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3“Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

The Company maintains reserves for tax contingencies within its income tax payable account.  The determination of the amount to reserve involves considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases, and other information.  The IRS has concluded its audit of the fiscal 2002 tax return and the Company is under IRS examination for its 2003 tax return.  The Company believes that it has adequately provided tax reserves in its financial statements for additional taxes that it estimates it may be required to pay as a result of the examination.  If the resulting tax assessment exceeds the estimate of tax liabilities, an additional charge to expense will result.  If payment proves unnecessary, the reversal of tax liabilities would result in tax benefits being recognized in the period we determine the liabilities are no longer necessary.

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

	Three Months Ended
	July 1, 2006	July 2, 2005
BASIC:
Net income	$4,916	$2,819
Weighted average shares outstanding for the period	13,646	13,078
Net income per share	$0.36	$0.22

DILUTED:
Net income	$4,916	$2,819
Weighted average shares outstanding for the period	13,646	13,078
Dilutive effect of stock options	363	137
Total	14,009	13,215
Net income per share	$0.35	$0.21

Options to purchase 373,274 shares of the Company’s common stock at an average price of $36.71 per share, and 749,689 shares at an average price of $17.39 per share at July 1, 2006 and July 2, 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because its effect would have been anti-dilutive.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)
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

Indemnification

As is customary in the Company’s industry, the Company has agreed to defend certain customers, distributors, suppliers, and subcontractors against certain claims, which third parties may assert that its products allegedly infringe certain of their intellectual property rights, including patents, trademarks, trade secrets, or copyrights. The Company has agreed to pay certain amounts of any resulting damage awards and typically has the option to replace any infringing product with non-infringing product. The terms of these indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. To date, the Company has not paid any damage award nor has been required to defend any claim related to its indemnification obligations, and accordingly, it has not accrued any amount for indemnification obligations. However, there can be no assurance that the Company will not have any financial exposure under those indemnification obligations in the future.

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

Product Warranty

The Company’s policy is to replace defective products at its own expense for a period of 90 days from date of shipment. This liability is limited to replacement of the product, freight and delivery costs or refund or credit the purchase price. On certain occasions, the Company may pay for rework. The Company usually provides a replaced/reworked product at resale value rather than a refund or credit to meet the warranty obligations. This policy is necessary to protect the Company’s distributors, to improve customer satisfaction, and for competitive reasons. Additionally, it is the custom in Japan and Europe to provide this benefit.

The Company records a reduction to revenue for estimated product returns, including warranty related returns, in the same period as the related revenues are recorded. These estimates are based on historical experience, analysis of outstanding Return Material Authorization and Allowance Authorization data and any other form of notification received of pending returns.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The reductions to revenue for estimated product returns for the three months ended July 1, 2006 and July 2, 2005 are as follows (in thousands):

Description	Balance at Beginning of Period	Additions	(1)	Deductions	(2)	Balance at End of Period
Three months ended July 1, 2006
Allowance for sales returns	$525	$153		$216		$462

Three months ended July 2, 2005
Allowance for sales returns	$463	$354		$327		$490
        ______________
       (1) Allowances for sales returns are charged as a reduction to revenue.
       (2) Represents amounts written off against the allowance for sales returns.

While the Company’s sales returns are historically within the expectations and the allowance established, it cannot guarantee that it will continue to experience the same return rates that it has had in the past. Any significant increase in product failure rates and the resulting sales returns could have a material adverse impact on the operating results for the period or periods in which such returns materialize.

Operating Lease Obligations

The following table summarizes the Company’s future minimum lease payments and sublease income under non-cancelable operating leases at July 1, 2006 are as follows (in thousands):

Payment Due by Year	Operating Lease	Sublease Income
Less than 1 year	$1,011	$316
2 years	898	104
3 years	916	--
4 years	938	--
5 years	803	--
Thereafter	--	--
	$4,566	$420

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease income for the three months ended July 1, 2006, amounted to $234,000.

 Note 8 - Common Stock Repurchase

There were no shares repurchased during the three months ended July 1, 2006. Share repurchase activities for the three months ended July 2, 2005 was as follows:
	Three Months Ended
	July 1, 2006	July 2, 2005
Number of shares repurchased	--	67,900
Cost of shares repurchased	--	$1,080,000
Average price per share	--	$15.91

Since the inception of the repurchase program in 1992 through July 1, 2006, the Company repurchased a total of 1,115,900 shares of the common stock for an aggregate cost of $7,327,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of July 1, 2006, a total of 784,100 shares remain authorized for repurchases under the program.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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

Below is a summary of sales by major geographic area (in thousands):

	Three Months Ended
Net Sales	July 1, 2006	July 2, 2005
United States	$7,527	$7,350
Europe	2,419	1,305
Japan	1,950	1,734
Asia (excluding Japan)	12,067	3,641
Other	602	1,963
Net Sales	$24,565	$15,993

The Company does not segregate information related to operating income generated by export sales. The Company’s assets are primarily located in the United States of America.

Net property, plant and equipment by country was as follows (in thousands):

Country	July 1, 2006	April 1, 2006
United States	$7,378	$7,006
Hong Kong	1,106	1,042
	$8,484	$8,048

Note 10 - Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representatives and distributors. Sales to distributors and its related cost of sales are recognized upon resale to end-user customers. For the three months ended July 1, 2006, two of our customers, a distributor and a contract manufacturer accounted for 16% and 13% of net sales, respectively. The Company estimates that approximately 75% of the combined sales to these two significant customers were subsequently sold to a major communication equipment company, thereby making this communication equipment company a significant end-user customer for Supertex. For the comparable period in fiscal 2006, no customer accounted for more than 10% of net sales.

Outstanding accounts receivable due from the Company’s two significant customers for the three months ended July 1, 2006 were 18% and 14% of gross accounts receivable as of July 1, 2006, respectively.

Note 11 - Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of evaluating the effect the adoption of FIN 48 will have on its financial statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)
In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1 and 124-1"), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. The Company adopted FAS 115-1 and FAS 124-1 on April 2, 2006. The adoption of SFAS 115-1 ad FAS124-1 had no material impact on the Company’s Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. You are urged to carefully review and consider the various disclosures we made in this Report and in other reports filed with the SEC, including the annual report on Form 10-K for the year-ended April 1, 2006.

Cautionary Statement Regarding Forward Looking Statements

This Annual Report on Form 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates, " and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our belief that we have substantial production capacity in place to handle any projected increase in business for the next fiscal year; (2) our expectation that quarterly R&D spending during fiscal 2007 is likely to remain at or above the level of our first quarter of fiscal 2007; (3) the Company’s belief that it has provided adequate tax reserves to cover any additional taxes that maybe be assessed in the IRS audit; (4) that available funds and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements through the end of fiscal 2007; (5) that we expect to spend approximately $1,335,000 for capital acquisitions in the second quarter of fiscal year 2007; (6) our belief that the medical ultrasound machine market will continue to grow globally in fiscal 2007 and beyond and that we will be a key component supplier with our increasing sales of high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs; (7) our belief that our sales to the Medical Electronics market will increase during fiscal 2007, due in part to contributions of custom high voltage pulsers including those we plan to introduce along with ultrasound receiver blocks; and our view that in the Telecom market increased sales of optical to optical switches and amplifier products due to customers ramping up their programs n volume production will offset a decline in sales of our older legacy products. These statements are only predictions, are not guarantees, of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include no material adverse changes in the demand for our customer’s products in which the Company’s products are used; competition to supply semiconductor devices in the markets in which the Company competes does not increase and cause price erosion; demand materializes and increases for recently released customer products incorporating the Company’s products; that we have no delays in developing and releasing into production our planned new products, that there are no unexpected manufacturing issues as production ramps up; the demand for the Company’s products or results of its product development change is such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; and that some of the Company’s equipment will not be unexpectedly damaged or obsoleted, thereby requiring replacement as well as those described in " Factors Which May Affect Operating Results" under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s annual report of Form 10-K for the fiscal year ended April 1, 2006. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

Critical Accounting Policies

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. The critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended April 1, 2006.

Critical accounting policies affecting us, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since April 1, 2006.

Overview

We design, develop, manufacture, and market integrated circuits (ICs), including analog and mixed signal devices utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We supply standard and custom high voltage interface products primarily for use in the telecommunications (telecom), imaging, medical electronics, and industrial markets. We also supply custom integrated circuits for our customers using customer-owned designs and mask toolings with our process technologies.

Results of Operations

Net Sales

We operate in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal integrated circuits (ICs). Net sales for the three months ended July 1, 2006 were $24,565,000, a 54% increase compared to $15,993,000 for the same period of prior fiscal year. The year-over-year increase in net sales is primarily attributed to an increase in units shipped, partially offset by a decrease in average selling prices driven by a mix shift to lower price devices and slight price erosion. Net sales increased 3% from $23,964,000 when compared to the quarter ended April 1, 2006.   Our estimate of the breakdown of net sales to customers in the Medical Electronics, Imaging, Telecom and Other markets for the three months ended July 1, 2006, July 2, 2005, and April 1, 2006, as well as year-over-year and quarterly sequential percentage changes are shown in the below table. We have a broad base of customers, who in some cases manufacture end products spanning multiple markets. As such, the assignments of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation. Actual results may differ from those reported.

	Three Months Ended
Net Sales (Dollars in thousands)	July 1, 2006	July 2, 2005	April 1, 2006	Year-Over-Year Change	Sequential Change
Imaging	$9,877	$5,671	$11,109	74%	-11%
Medical Electronics	8,659	5,932	7,966	46%	9%
Telecom	4,419	3,174	3,678	39%	20%
Other	1,610	1,216	1,211	32%	33%
Net Sales	$24,565	$15,993	$23,964	54%	3%

	Three Months Ended
Markets	July 1, 2006	July 2, 2005	April 1, 2006
Imaging	40%	35%	47%
Medical Electronics	35%	37%	33%
Telecom	18%	20%	15%
Other	7%	8%	5%
Net Sales	100%	100%	100%

The Imaging market accounted for the highest sales of all of our markets for the three months ended July 1, 2006. Sales in the Imaging market for the three months ended July 1, 2006 increased 74% to $9,877,000 when compared to the same period a year ago and decreased 11% sequentially. The year-over-year increase in net sales is primarily attributed to the continued increase in demand of the electroluminescent (EL) drivers for cellular phones. The sequential decrease in net sales is primarily attributed to a fluctuation in distributor sales from quarter to quarter to meet the changing OEM manufacturing schedules.

Sales to the Medical Electronics market for the three months ended July 1, 2006 were $8,659,000, as sales increased 46% compared to the same period in the prior fiscal year, and increased 9% sequentially.  The year-over-year and sequential increases in net sales are attributed to strong shipments of our high voltage pulser circuits and chipsets in addition to added analog and multiplexer content in transportable, hand-carried ultrasound (HCU) units.

We believe sales to the Medical Electronics market will continue to increase during this fiscal year. High-performance, portable, affordable systems are accelerating the proliferation of ultrasound imaging to medical specialties other than the traditional clinical applications. Geographically, the market is expanding as well, as China, Korea and India are now designing and producing medical ultrasound machines. The Company believes that sales of our high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs to this market will continue to increase as the ultrasound market continues to expand globally. Supertex is heavily investing in product development for the ultrasound market. We expect to introduce more new integrated pulser ICs as well as ultrasound receiver blocks. Custom high voltage pulsers are projected to contribute to our revenue growth in fiscal 2007.

Sales to the Telecom market increased 39% during the three months ended July 1, 2006 to $4,419,000 compared to the same period a year ago and increased 20% sequentially.    The increases in year-over-year and sequential sales are attributed to ramping up of our DC-to-DC converters, long haul ring generators, line protection devices, hotswap ICs and high voltage amplifier arrays for the optical-to-optical telecom market. We believe sales to the Telecom market will see moderate growth as shipments of the optical-to-optical switch and amplifier products grow due to customers ramping up their programs into volume production. This will offset a decline in sales of some of our older legacy products.

Sales to Other markets increased 32% during the three months ended July 1, 2006 to $1,610,000 compared to the same period a year ago and increased 33% sequentially.  The year-over-year and sequential increases in sales are primarily due to our success in the high voltage LED driver design wins.

Some of our markets are seasonally weaker in the first half of any calendar year. In the past two fiscal years, we experienced a peaking of sales to the Medical Electronics during the second quarter of our fiscal year. This has been attributed largely to the effect of increased demand for our customers’ products in their December quarter. The budget process and consequential buying practices of hospitals result in increased demand for components by equipment manufacturers in the quarter before the purchase by the hospitals. With more new products and design wins in our Medical Ultrasound Imaging Group in the past year, this seasonality in sales may be mitigated.

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

Our principal markets are in the United States, Europe, and Asia. Sales by geography as well as year-over-year and sequential percentage change, were as follows, where international sales include sales to U.S. based customers if the product is delivered outside the United States (in thousands):

	Three Months Ended
Net Sales	July 1, 2006	July 2, 2005	April 1, 2006	Year-Over-Year Change	Sequential Change
United States	$7,527	$7,350	$8,310	2%	-9%
Europe	2,419	1,305	1,938	85%	25%
Japan	1,950	1,734	1,869	12%	4%
Asia (excluding Japan)	12,067	3,641	11,295	231%	7%
Other	602	1,963	552	-69%	10%
Net Sales	$24,565	$15,993	$23,964	54%	3%

Domestic Sales	$7,527	$7,350	$8,310	2%	-9%
International Sales	17,038	8,643	15,654	97%	9%
Net Sales	$24,565	$15,993	$23,964	54%	3%

Net sales to international customers for the three months ended July 1, 2006 were $17,038,000 or 69% of net sales as compared to $8,643,000 or 54% of net sales for the same period of the prior fiscal year and $15,654,000 or 65% in the three months ended April 1, 2006. Sales to international customers for the three months ended July 1, 2006 increased 97% compared to the same periods last year, and increased 9% sequentially. The increase in international sales year-over-year is primarily due to shipments of EL backlighting products to customers whose contract manufacturing vendors are located in China as well as the continuing transfer of end-customer manufacturing from North America to international locations, mainly the Asia Pacific Region. Sequential sales increased slightly due to higher unit shipments. Distributor sales may fluctuate from quarter to quarter to meet the changing OEM manufacturing schedules.

Sales to domestic customers for the three months ended July 1, 2006 increased 2% compared to the same period last year; and decreased 9% sequentially. The sequential decrease in sales is attributed primarily to the transfer of end customer manufacturing to Asia Pacific Region and due to the decline in sales of our foundry products.

Our assets are primarily located in the United States.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing raw silicon wafers, cost associated with assembly, packaging, test, quality assurance and product yields, the cost of personnel, facilities, depreciation on equipment associated with manufacturing support, and charges for excess inventory. Gross profit for the quarter ended July 1, 2006 was $14,728,000, compared to $9,187,000 for the same period of fiscal 2006, and $13,317,000 for the prior quarter. These improvements were primarily attributable to corresponding improvements in our unit sales, production capacity utilization, product yields and product mix.

	Three Months Ended
(Dollars in thousands)	July 1, 2006	July 2, 2005	April 1, 2006
Gross Margin Percentage	60%	57%	56%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Sale of Previously Written Down Inventory	$516	$257	$306
Percentage of Net Sales	2%	2%	1%

Gross margin, which is gross profit as a percent of net sales, was 60% for the three months ended July 1, 2006 compared to 57% for the same period of the prior fiscal year and 56% for the quarter ended April 1, 2006. The improvement in gross margin for the three months ended July 1, 2006 over the comparable period in fiscal 2006 was primarily attributed to higher unit shipments, improved plant capacity utilization, an increase in sales of previously written-down inventory, and to a more profitable product mix. The improvement in gross margin for the three months ended July 1, 2006 over the prior quarter was primarily due to increased factory utilization, slightly lower maintenance expenses and a more profitable product mix.

Research and Development (R&D) Expenses

	Three Months Ended
(Dollars in thousands)	July 1, 2006	July 2, 2005	April 1, 2006	Year-Over-Year Change	Sequential Change
R&D Expenses	$3,949	$2,759	$3,391	43%	16%
Percentage of Net Sales	16%	17%	14%

R&D expenses include payroll and benefits, as well as expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development expenses until new products are released to production.

In absolute dollars, R&D expenses in the three months ended July 1, 2006 increased to $3,949,000 compared to $2,759,000 for the respective period a year ago. The increase is primarily attributed to an increase in payroll and benefit expenses of $1,192,000 due to additional headcount including stock-based compensation expense of $387,000. Compared to the prior quarter, R&D expenses increased to $3,949,000 from $3,391,000 due to an increase of $755,000 in payroll and related benefits including expenses for stock-based compensation of $387,000; partially offset by reduced equipment usage. Some aspects of our R&D efforts require significant short-term expenditures. As such, timing of such expenditures may cause fluctuations in our R&D expenses.

We have increased R&D activities in order to increase our introduction of new products and meet current and future technological requirements of our customers and markets. As such, R&D expenses in absolute dollars are likely to remain at this or higher level in the next quarter and throughout fiscal 2007. However, R&D expenses as a percentage of net sales may fluctuate.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended
(Dollars in thousands)	July 1, 2006	July 2, 2005	April 1, 2006	Year-Over-Year Change	Sequential Change
SG&A Expenses	$3,803	$3,188	$3,668	19%	4%
Percentage of Net Sales	15%	20%	15%

SG&A expenses consist primarily of employee-related expenses, commissions to sales representatives, occupancy expenses including expenses associated with the our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax, and Sarbanes-Oxley compliance services.

SG&A expenses for the three months ended July 1, 2006 increased $615,000 or 19% to $3,803,000 from $3,188,000 for the comparable period of last year. This increase is primarily attributed to a $422,000 increase in outside service expense for audit and Sarbanes-Oxley compliance services, a $315,000 increase in commissions expense and salesman bonus resulting from increased sales, an increase of $196,000 for expenses for stock-based compensation; partially offset by a reduction in payroll expenses of $175,000 due to product engineers supporting more development activities during the quarter, a $143,000 decrease in advertising expenses, travel and entertainment expenses, bad debt expense and other expenses. Compared to the prior quarter, SG&A expenses increased $134,000 or 4%. The increase resulted primarily from a $163,000 increase in commissions expense and salesman bonus, a $196,000 charge for stock-based compensation, a $33,000 increase in outside service expense related to year-end financial statement audit and other expenses; partially offset by a $258,000 decrease in payroll related expenses.

Interest Income and Other Income, Net

	Three Months Ended
(Dollars in thousands)	July 1, 2006	July 2, 2005	April 1, 2006	Year-Over-Year Change	Sequential Change
Interest Income and Other Income, Net	$1,288	$906	$1,166	42%	10%
Percentage of Net Sales	5%	6%	5%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $1,111,000 and $627,000 for the three months ended July 1, 2006 and July 2, 2005, respectively. The increases in interest income for the three months ended July 1, 2006 are primarily a result of larger cash, cash equivalents and short-term investments balances and to a lesser extent from higher investment yields compared to the same period of fiscal 2006.

Other income, net, for the three months ended July 1, 2006 was $177,000 and consisted primarily of proceeds of $185,000 from sale of an investment previously written off; partially offset by $77,000 decrease in fair market value of investments held by our Supplemental Employee Retirement Plan. For the comparable period in fiscal 2006, other income, net was $279,000 and consisted primarily of an increase in fair market value of investments held by our Supplemental Employee Retirement plan of $186,000.

Provision for Income Taxes

Provision for income taxes represents federal, state and foreign taxes.  The provision for income taxes for the three months ended July 1, 2006 was $3,348,000 at the effective tax rate of 41%, compared to $1,327,000 and 32% for the same period in the prior fiscal year.    The effective tax rate for the three months ended July 1, 2006 was impacted by a one-time adjustment of tax reserves to provide for contingencies related to an IRS audit. Excluding this adjustment, our tax rate would have been 37%. The income tax provision for such interim periods reflects the Company’s estimated annual income tax rate and differs from the taxes computed at the federal statutory rate primarily due to state income taxes, the effect of non-deductible stock-based compensation expense, tax exempt interest income, state research and development credits, and other adjustments to reserves for tax contingencies. Additionally, the fiscal 2006 tax provision rate included a benefit from federal research and development credit, which has not been renewed in fiscal 2007.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

We maintain reserves for tax contingencies within our income taxes payable account. The determination of the amount to reserve involves considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information. The IRS has concluded its audit of the fiscal 2002 tax return and we are currently under IRS examination for the fiscal 2003 tax return.  We believe that we have adequately provided tax reserves in our financial statements for additional taxes we may be required to pay as a result of the examinations. If the resulting tax assessment exceeds the estimate of tax liabilities, an additional charge to expense will result.  If payment proves unnecessary, the reversal of tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary.

Financial Condition

Overview

We ended the first quarter of fiscal 2007 with $121,865,000 in cash, cash equivalents, and short-term investments. This represents an increase of $11,219,000 when compared with the amount of $110,646,000 on April 1, 2006. As of July 1, 2006, the net working capital was $131,009,000, an increase of $6,566,000 from $124,443,000 as of April 1, 2006. Working capital is defined as current assets less current liabilities. The increase in working capital was mostly the result of cash generated from operations.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $6,339,000 during the three months ended July 1, 2006 to $21,315,000 from $27,654,000 at April 1, 2006. The decrease in cash and cash equivalents during the three months ended July 1, 2006 is due to cash used in net purchases of short-term investments of $17,424,000, as we moved cash and cash equivalents into short-term investments and $1,045,000 of cash used in the purchase of property, plant and equipment; offset by positive cash flows from operating activities of $10,423,000 and from financing activities of $1,707,000.

Our operating activities generated cash of $10,423,000 for the three months ended July 1, 2006, compared to $3,141,000, for the same period in the prior fiscal year. The positive cash flows from operating activities were primarily attributable to net income of $4,916,000, adjusted for non-cash items of $5,507,000. Non-cash adjustments to net income for the three months ended July 1, 2006 consisted of compensation expense related to stock options and purchases of $648,000, depreciation of $609,000, and non-cash charges for provisions relating to inventory of $597,000; partially offset by a reclass of non-cash excess tax benefit of $265,000 from operating into financing activities as required by SFAS 123R, and a reduction for provision for doubtful accounts and sales returns totaling $162,000.  Working capital sources of cash included an increase in income tax payable of $3,322,000, an increase in deferred revenue of $1,633,000, and an increase in accounts payable and accrued expenses of $1,122,000 primarily from timing of payments for purchases and increased accruals for employee benefits payables. Working capital uses of cash included an increase in accounts receivable of $1,060,000 due primarily to increased sales, an increase of inventories of $506,000, an increase in prepaid expenses and other assets of $298,000, and an increase in short-term investments categorized as trading securities of $133,000.

Prior to adopting SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. The excess tax benefit for the three months ended July 1, 2006 was $265,000. This amount was reported as a cash inflow from financing activities.

In the comparable period in fiscal 2006, the positive cash flows from operating activities were primarily attributable to net income, adjusted for non-cash items. Non-cash adjustments to net income for the three months ended July 2, 2005 consisted of depreciation of $680,000 and non-cash charges for provisions relating to inventory of $357,000, offset by non-cash reduction for provisions for doubtful accounts and sales returns totaling $398,000. Working capital sources of cash included an increase in income taxes payable of $1,322,000 due to higher income, and an increase in accounts payable and accrued expenses of $644,000 primarily from timing of payments and increased accruals for employee benefits payable. Working capital uses of cash included an increase in inventories of $843,000, and increase in accounts receivable of $807,000 due primarily to higher sales, a decrease in deferred revenue of $428,000 and an increase in short-term investments categorized as trading securities of $305,000.

Net cash used in investing activities in the three months ended July 1, 2006 was $18,469,000, primarily for purchases of short-term investments categorized as available for sale of $199,474,000 and purchases of property, plant and equipment of $1,045,000, partially offset by $182,050,000, of proceeds from sales of short-term investments categorized as available for sale. In the comparable period in fiscal 2006, net cash used in investing activities was $30,460,000, primarily for purchases of short-term investments categorized as available for sale of $218,100,000 and equipment purchases of 409,000, partially offset by proceeds from sales of short-term investments categorized as available for sale of $188,049,000.

Net cash provided from financing activities during the three months ended July 1, 2006, was $1,707,000, which consisted primarily of proceeds from employee exercises of stock options under the current and former option plans and proceeds from employee purchases of stocks under the ESPP totaling $1,442,000 and a non-cash reclass of excess tax benefit of $265,000 from operating into financing activities as required by SFAS 123R. In the comparable period in fiscal 2006, net cash used in financing activities was $556,000, which consisted primarily of proceeds from employee exercises of stock options under the current and former option plans and proceeds from employee purchases of stocks under the ESPP totaling $524,000, offset by $1,080,000 used for common stock repurchases.

We expect to spend approximately $1,335,000 for capital acquisitions in the second quarter of fiscal 2007. We believe that we have substantial production capacity in place to handle any projected increase in business for the next fiscal year. We also believe our existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet liquidity and capital requirements through the next twelve months.

Off-Balance Sheet Arrangements

We do not have nor have we ever had any off-balance sheet arrangements that have, or are likely to have, a current or future material effect on the financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements is firm, non-cancelable, and unconditional commitments.

The following table summarizes our significant contractual cash obligations at July 1, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):
	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (1)	$4,566	$1,011	$1,814	$1,741	$--
Purchase obligations (2)	9,187	9,153	34	--	--
Total contractual cash obligations	$13,753	$10,164	$1,848	$1,741	$--

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease income for the three months ended July 1, 2006, amounted to $234,000.
(2) To obtain favorable pricing and resource commitment, we commit to volume purchases from suppliers of manufacturing materials and services.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in our tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning April 1, 2007. We are in the process of evaluating the effect of the adoption of FIN 48 on our financial statements.

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1 and 124-1"), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. We adopted FAS 115-1 and FAS 124-1 on April 2, 2006. The adoption of SFAS 115-1 ad FAS124-1 had no material impact on our Consolidated Financial Statements.

Available Information

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site at http://sec.gov that contains reports, proxy and information statements and other information regarding Supertex, Inc. We make available free of charge and through our Internet website at www.supertex.com copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC. Copies of such documents may be requested by contacting our Investor Relations department at (408) 222-4295.

Item 3. Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risk

The Company is exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities. The Company has no holdings of derivative or commodity instruments, and its holdings are for purposes other than trading. The Company's portfolio is primarily comprised of fixed rate securities.  The fair value of these fixed rate securities may be affected by a rise in interest rates; however, the Company believes that the impact would be minimal since the maturities of these securities are short, typically not more than 35 days.

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

Evaluation of Disclosure Controls and Procedures. The Company’s principal executive and financial officer has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of July 1, 2006, and has determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect such control.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of our Form 10-K for the fiscal year ended April 1, 2006, filed on June 15, 2006, which risk factors are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither the Company nor any affiliated purchaser repurchased any of the Company’s shares during the three months ended July 1, 2006. There are 784,100 shares currently remaining in the repurchase program adopted in 1999, which was documented in the Quarterly Report on Form 10-Q for the period ended June 30, 2004. This 1999 repurchase program has no expiration date, other than unless extended, when the remaining 784,100 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired during the three months ended July 1, 2006, nor has the Company decided to terminate any repurchase plan or program prior to this expiration. There are no existing repurchase plans or programs under which the Company does not intend to make further purchases.

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

Date: August 9, 2006
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

Date: August 9, 2006                                                                                                                                        /s/ Henry C. Pao
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

(i)
the quarterly report of the Company on Form 10-Q for the period ended July 1, 2006, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: August 9, 2006                                                                                                                                        /s/ Henry C. Pao
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