Form 10-Q
period 2006-09-30
SUPERTEX INC
filed 2006-11-09
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2006
Common Stock, no par value	13,729,030
Exhibit index is on Page 30
Total number of pages: 35

SUPERTEX, INC.
QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$26,521	$20,226	$51,086	$36,219
Cost of sales(1)	10,305	8,844	20,142	15,650
Gross profit	16,216	11,382	30,944	20,569
Research and development(1)	3,658	2,598	7,607	5,357
Selling, general and administrative(1)	3,826	3,248	7,629	6,436
Total operating expenses	7,484	5,846	15,236	11,793
Income from operations	8,732	5,536	15,708	8,776
Interest income	1,202	632	2,313	1,259
Other income and expense, net	(234)	70	(57)	349
Income before provision for income taxes	9,700	6,238	17,964	10,384
Provision for income taxes	3,704	1,991	7,052	3,318
Net income	$5,996	$4,247	$10,912	$7,066
Net income per share:
Basic	$0.44	$0.32	$0.80	$0.54
Diluted	$0.43	$0.31	$0.78	$0.53

Shares used in per share computation:
Basic	13,671	13,180	13,658	13,129
Diluted	13,989	13,628	14,000	13,422

(1) Includes amortization of employee stock-based compensation as follows. See Note 2 for more information:	FAS123R	APB25	FAS123R	APB25
Cost of sales	$92	$--	$157	$--
Research and development	$396	$--	$783	$--
Selling, general and administrative	$163	$--	$359	$--

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2006	April 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$20,859	$27,654
Short-term investments	102,446	82,992
Trade accounts receivable, net of allowances of $623 and $672	16,133	14,824
Inventories	12,813	12,543
Prepaid expenses and other current assets	1,811	1,358
Deferred income taxes	7,781	7,781
Total current assets	161,843	147,152
Property, plant and equipment, net	8,670	8,048
Other assets	144	141
Deferred income taxes	792	792
TOTAL ASSETS	$171,449	$156,133

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$4,460	$3,725
Accrued salaries and employee benefits	10,614	11,227
Other accrued liabilities	1,653	1,498
Deferred revenue	4,381	3,566
Income taxes payable	3,090	2,693
Total current liabilities	24,198	22,709
Commitments and contingencies (See Note 7)

Shareholders’ equity:
Preferred stock, no par value - 10,000 shares authorized, none outstanding	--	--
Common stock, no par value - 30,000 shares authorized; issued and outstanding 13,682 and 13,608 shares	50,594	46,692
Retained earnings	96,657	86,732
Total shareholders' equity	147,251	133,424
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$171,449	$156,133

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended,
CASH FLOWS FROM OPERATING ACTIVITIES	September 30, 2006	October 1, 2005
Net income	$10,912	$7,066
Non-cash adjustments to net income:
Depreciation	1,340	1,391
Provision for doubtful accounts and sales returns	575	574
Provision for excess and obsolete inventories	1,189	702
Stock-based compensation expense	1,378	--
Tax benefit related to stock-based compensation plans	526	873
Excess tax benefit related to stock-based compensation plans	(292)	--
Changes in operating assets and liabilities:
Short-term investments, categorized as trading	745	(437)
Trade accounts receivable	(1,884)	(4,141)
Inventories	(1,459)	(1,884)
Prepaid expenses and other assets	(456)	37
Trade accounts payable and accrued expenses	277	2,258
Deferred revenue	815	(486)
Income taxes payable	397	34
Net cash provided by operating activities	14,063	5,987
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,968)	(973)
Purchases of short-term investments, categorized as available for sale	(487,990)	(370,500)
Sales of short-term investments, categorized as available for sale	467,791	346,799
Net cash used in investing activities	(22,167)	(24,674)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	2,124	3,511
Repurchase of common stock	(1,107)	(1,080)
Excess tax benefit related to stock-based compensation plans	292	--
Net cash provided by financing activities	1,309	2,431
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,795)	(16,256)
CASH AND CASH EQUIVALENTS:
Beginning of period	27,654	38,634
End of period	$20,859	$22,378
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$6,360	$2,411

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America. This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to present fairly the statements of financial position as of September 30, 2006 and April 1, 2006, results of operations for the three and six months ended September 30, 2006 and October 1, 2005, and cash flows for the six months ended September 30, 2006 and October 1, 2005. The April 1, 2006 balance sheet was derived from the audited financial statements included in the 2006 annual report on Form 10-K. All significant intercompany transactions and balances have been eliminated.

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

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year. Fiscal 2007 will be a 52-week year. The three months ended September 30, 2006, July 1, 2006, April 1, 2006, and October 1, 2005, all consist of thirteen weeks.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Prior to the Adoption of SFAS 123R.

Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures”. No employee stock-based compensation was reflected in net income for the period ended October 1, 2005, as all options granted to employees and directors had an exercise price equal to the market value of the underlying common stock on the date of grant.

In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Had the Company recorded compensation costs for stock options issued to employees under the Company’s stock option plans and Employee Stock Purchase Plan based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, the pro forma net income and net income per share for the three and six months ended October 1, 2005 would have been reduced to the pro forma amounts (in thousands, except per share data):

	Three Months Ended October 1, 2005	Six Months Ended October 1, 2005
Net income - as reported	$4,247	$7,066
Stock-based employee compensation expense determined under fair value based method related to stock options	(458)	(804)
Stock-based employee compensation expense determined under fair value based method related to the employee stock purchase plan	(46)	(96)
Net income - pro forma	$3,743	$6,166
Net earnings per share - basic:
As reported	$0.32	$0.54
Pro forma	$0.28	$0.47
Net earnings per share - diluted
As reported	$0.31	$0.53
Pro forma	$0.28	$0.47

Impact of the Adoption of SFAS 123R.

The Company elected to adopt the modified prospective application transition method as provided by SFAS 123R. Accordingly, during the three and six months ended September 30, 2006, the Company recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The effect of recording stock-based compensation expense for the three and six months ended September 30, 2006 is as follows (in thousands, except per share data):

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Stock-based compensation expense	$651	$1,299
Tax effect of stock-based compensation expense	31	(17)
Net effect on net income	$682	$1,282
Tax effect on:
Cash flows from operating activities	$(59)	$(292)
Cash flows from financing activities	$59	$292
Effect on earnings per share:
Basic	$0.05	$0.09
Diluted	$0.05	$0.09

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

During the three and six months ended September 30, 2006, the Company granted options with an estimated total grant date fair value of $155,000 and $1,072,000, respectively. Of these amounts, the Company estimated that the employee stock-based compensation expense for the awards not expected to vest was $40,000 and $285,000, respectively. During the three and six months ended September 30, 2006, the Company recorded an employee stock-based compensation expense related to stock options, which were either outstanding on April 1, 2006, or granted during the three and six months ended September 30, 2006, of $651,000 and $1,299,000, respectively. As of September 30, 2006, the unrecorded employee stock-based compensation expense balance related to stock options was $4,363,000 net of forfeitures and will be recognized over an estimated weighted average amortization period of four years.

Of the stock-based compensation expense, $30,000 was capitalized as inventory at September 30, 2006. The Company did not capitalize any stock-based compensation expense to inventory prior to the adoption of SFAS 123R.

Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. As a result of adopting SFAS 123R, $59,000 and $292,000 of excess tax benefits for the three and six months ended September 30, 2006 have been classified as a financing cash inflow.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

	Three Months Ended			Six Months Ended
	September 30, 2006		October 1, 2005	September 30, 2006		October 1, 2005
	D&O	All Others	D&O and All Others	D&O	All Others	D&O and All Others
Expected term (years)	5.75	4.50	4.66	5.75	4.50	4.62
Stock volatility	54.0%	49.0%	47.0%	56.0%	51.5%	48.93%
Risk free interest rates	4.85%	4.84%	3.80%	4.95%	5.00%	3.65%
Dividends during expected term	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	3.9%	9.6%	0.0%	4.0%	9.8%	0.0%

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

Forfeiture rate. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest as SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 3.9% for D&O and 9.6% for All Others to all unvested options as of September 30, 2006. This forfeiture rate will be re-evaluated at least annually and adjusted as necessary.

Under the Company’s 1991 and 2001 Stock Option Plans (“Option Plans”), a total of 4,825,715 shares of Common Stock are authorized for issuance. The 1991 Plan expired in June 2001, thus there were no options available for grant thereafter, although there are options that remain outstanding under the 1991 Plan. Under the Option Plans, options have been typically granted once a quarter (on the first business day of the third month of the quarter), and valued at the fair value of the Company’s common stock on the date of grant. Options generally expire seven (7) years from grant date or at thirty days after termination of service, whichever occurs first. Options are generally exercisable beginning one year from date of grant and generally vest ratably over a five-year period. On August 24, 2006, the Company’s board of directors approved a change in grant policy of the Plan to only grant non-statutory stock options to better align the Company’s compensation plan to employee incentives and to company objectives.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The following table summarizes the combined activity under the Option Plans for the indicated periods:

		Options Outstanding
	Available For Grant	Shares	Weighted Average Exercise Price
Balance, April 3, 2004	1,478,949	1,479,830	$16.67
Granted	(205,600)	205,600	17.94
Exercised	--	(183,130)	12.72
Canceled	63,120	(63,120)	18.04
Expired	(14,560)	--
Balance, April 2, 2005	1,321,909	1,439,180	$17.56
Granted	(342,800)	342,800	30.71
Exercised	--	(552,801)	14.99
Canceled	111,960	(111,960)	18.64
Expired	(39,400)	--
Balance, April 1, 2006	1,051,669	1,117,219	$22.93
Granted	(79,300)	79,300	40.56
Exercised	--	(91,655)	17.34
Canceled	39,340	(39,340)	34.02
Expired	--	--
Balance, September 30, 2006	1,011,709	1,065,524	$24.11

The weighted average fair value of options, as determined under SFAS 123R, granted under the Option Plans during the three and six months ended September 30, 2006 was $16.32 and $19.04 per share, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) exercised during the three and six months ended September 30, 2006 was $684,000 and $1,888,000, respectively. During the three and six months ended September 30, 2006, the amount of cash received from employees as a result of employee stock option exercises was $681,000 and $1,589,000, respectively.

The options outstanding and exercisable at September 30, 2006, under the Option Plans were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$10.75 - $15.83	228,925	1.93	$12.87	181,025	$12.90
17.06 - 18.52	346,840	4.50	17.31	86,480	17.30
19.37 - 29.00	123,009	3.91	23.31	50,949	22.50
33.67 - 46.34	366,450	5.23	37.85	82,750	46.34
$ 10.75 - $46.34	1,065,524	4.13	$24.11	401,204	$21.97

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The total intrinsic value of options outstanding and options exercisable as of September 30, 2006 are $16,696,000 and $7,483,000, respectively.

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

Inventories consisted of (in thousands):

	September 30, 2006	April 1, 2006
Raw materials	$1,454	$1,214
Work-in-process	7,741	7,644
Finished goods	3,618	3,685
Inventories	$12,813	$12,543

The Company provided inventory reserves totaling $592,000 and $1,189,000 for the three and six months ended September 30, 2006, respectively. For the comparable periods in fiscal 2006, the Company provided inventory reserves totaling $345,000 and $702,000, respectively. The Company realized gross margin benefits of $434,000 and $950,000 for the three and six months ended September 30, 2006 due to sales of previously reserved inventory. Such benefit was $306,000 and $563,000 for the three and six months ended October 1, 2005.

Inventories at distributors and inventories held on consignment at the Company’s OEM customers’ hubs on September 30, 2006 and April 1, 2006 were $1,913,000 and $1,730,000, respectively. Due to uncertainty associated with possible returns and pricing concessions, the Company defers the recognition of revenue on shipments to all distributors, domestic and foreign, and the related costs of sales until the distributors have sold the products to their end-user customers. Sales through the distributors are made primarily under arrangements allowing limited rights of return, limited price protection and the right of stock rotation on merchandise unsold by distributors. For inventory at OEM hubs, sales are not recognized until customers draw inventory from the hubs.

Note 4 - Comprehensive Income

Comprehensive income, which includes all changes in equity during a period from non-owner sources, did not differ from net income for any of the periods presented.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 5 - Income Taxes

Provision for income taxes represents federal, state and foreign taxes.  The provision for income taxes for the three and six months ended September 30, 2006 was $3,704,000 at the effective tax rate of 38% and $7,052,000 at the effective tax rate of 39%, compared to $1,991,000 or 32%, and $3,318,000 or 32% effective tax rate for the same periods in the prior fiscal year. The income tax provision for such interim periods reflects the Company’s estimated annual income tax rate and differs from the taxes computed at the federal statutory rate primarily due to state income taxes, the effect of non-deductible stock-based compensation expense, tax exempt interest income, state research and development credits, and other adjustments to reserves for tax contingencies. Additionally, the fiscal 2006 tax provision rate included a benefit from federal research and development credit, which has not been renewed in fiscal 2007.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
BASIC:
Net income	$5,996	$4,247	$10,912	$7,066
Weighted average shares outstanding for the period	13,671	13,180	13,658	13,129
Net income per share	$0.44	$0.32	$0.80	$0.54

DILUTED:
Net income	$5,996	$4,247	$10,912	$7,066
Weighted average shares outstanding for the period	13,671	13,180	13,658	13,129
Dilutive effect of stock options	318	448	341	293
Total	13,989	13,628	14,000	13,422
Net income per share	$0.43	$0.31	$0.78	$0.53

Options to purchase 408,791 shares of the Company’s common stock at an average price of $37.15 per share, and 145,147 shares at an average price of $38.61 per share at September 30, 2006 and October 1, 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because its effect would have been anti-dilutive. For the six months ended September 30, 2006 and October 1, 2005, options to purchase the Company’s common stock of 391,032 shares at an average price of $36.94 per share, and 209,136 shares at an average price of $33.21 per share, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

                         SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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

The reductions to revenue for estimated product returns for the three and six months ended September 30, 2006 and October 1, 2005 are as follows (in thousands):

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period
Three months ended September 30, 2006
Allowance for sales returns	$462	$523	$488	$497

Three months ended October 1, 2005
Allowance for sales returns	$490	$205	$201	$494

Six months ended September 30, 2006
Allowance for sales returns	$525	$676	$704	$497

Six months ended October 1, 2005	$463	$560	$529	$494
Allowance for sales returns
______________
(1) Allowances for sales returns are charged as a reduction to net sales.
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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Operating Lease Obligations

The following table summarizes the Company’s future minimum lease payments and sublease income under non-cancelable operating leases at September 30, 2006 are as follows (in thousands):

Payment Due by Year	Operating Lease	Estimated Sublease Income
Less than 1 year	$1,064	$293
2 years	1,011	52
3 years	1,034	--
4 years	961	--
5 years	562	--
Thereafter	--	--
	$4,632	$345

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease income for the three and six months ended September 30, 2006, amounted to $240,000 and $474,000, respectively.

 Note 8 - Common Stock Repurchase

Share repurchase activities for the three and six months ended September 30, 2006 and October 1, 2005, are as follows:

	Three Months Ended		Six Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Number of shares repurchased	35,000	--	35,000	67,900
Cost of shares repurchased	$1,107,000	--	$1,107,000	$1,080,000
Average price per share	$31.62	--	$31.62	$15.91

Since the inception of the repurchase program in 1992 through September 30, 2006, the Company repurchased a total of 1,150,900 shares of the common stock for an aggregate cost of $8,434,000. Upon their repurchase, shares are restored to the status of authorized but un-issued shares. As of September 30, 2006, a total of 749,100 shares remain authorized for repurchases under the program.

Note 9 - Segment Information

The Company operates in one business segment comprising of the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal integrated circuits. The Company's principal markets are in the Asia, United States, and Europe. The Company’s chief operating decision makers, the Company’s chief executive officer and the chief financial officer, review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Below is a summary of sales by major geographic area (in thousands):

	Three Months Ended		Six Months Ended
Net Sales	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Asia (excluding Japan)	$12,886	$8,966	$24,953	$13,762
United States	7,361	7,220	14,888	14,570
Europe	3,981	1,831	6,400	3,136
Japan	2,035	1,718	3,985	3,453
Other	258	491	860	1,298
Net Sales	$26,521	$20,226	$51,086	$36,219

The Company does not segregate information related to operating income generated by export sales. The Company’s assets are primarily located in the United States of America.

Net property, plant and equipment by country was as follows (in thousands):

Country	September 30, 2006	April 1, 2006
United States	$7,391	$7,006
Hong Kong	1,279	1,042
	$8,670	$8,048

Note 10 - Significant Customers

For the three months ended September 30, 2006, two customers, a distributor of our products and a contract manufacturer each accounted for approximately 12% of net sales. For the six months ended September 30, 2006, the same two customers accounted for approximately 14% and 13% of net sales, respectively.  For the three months ended October 1, 2005, two customers, a contract manufacturer and a distributor of our products accounted for approximately 14% and 12% of net sales, respectively.  For the six months ended October 1, 2005, the same two customers accounted for approximately 12% and 10% of net sales, respectively.

 Outstanding accounts receivable due from the Company’s two significant customers as of September 30, 2006, each accounted for 13% of gross accounts receivable.

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representative and distributors. Sales to distributors and related cost of sales are recognized upon resale to end-user customers. The Company estimates that approximately 23% and approximately 14% of its net sales in the three months ended September 30, 2006, were subsequently sold to two companies thereby making each of these two companies effectively significant end-user customers for Supertex. For the six months ended September 30, 2006, the same end-user customers accounted for approximately 23% and 12% of net sales, respectively. No other end-user customer accounted for more than 10% of net sales for the three and six months periods ended September 30, 2006.

The same end-user customers accounted for about approximately 24% and 10% of net sales for the three months period ended October 1, 2005, and about approximately 18% and 10% of the net sales of the six months period ended October 1, 2005. No other end-user customer accounted for more than 10% of net sales for the three and six months periods ended October 1, 2005.

Note 11 - Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s fiscal year 2007 annual financial statements. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements. The Company does not expect that its adoption of the SAB No. 108 will have a material impact on its consolidated financial condition or results of operations.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN No. 48 will have on its financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. You are urged to carefully review and consider the various disclosures we made in this Report and in other reports filed with the SEC, including the annual report on Form 10-K for the year-ended April 1, 2006, and Form 10-Q for the quarter ended July 1, 2006.

Cautionary Statement Regarding Forward Looking Statements

This quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates, " and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our belief that we have substantial production capacity in place to handle any projected increase in business for the next fiscal year; (2) our expectation that quarterly R&D spending during the next quarter and remainder of fiscal 2007 is likely to remain at or above the level of our second quarter of fiscal 2007 but that expenses as a percentage of net sales may fluctuate; (3) the Company’s belief that it has provided adequate tax reserves to cover any additional taxes that maybe be assessed in the IRS audit; (4) that available funds and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months; (5) that we expect to spend approximately $2.3 million for capital acquisitions in the second half of fiscal year 2007; (6) our belief that the medical ultrasound machine market will continue to grow globally in fiscal 2007 and beyond and that we will be a key component supplier with our increasing sales of high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs; (7) our belief that our sales to the Medical Electronics market will increase during fiscal 2007, due in part to contributions of high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs; (8) our view that Telecom market sales of optical to optical switches and amplifier products and protection products for DSL are soft; and (9) our view that historic seasonality in sales to the Medical Electronics market may be mitigated due to our having more new products and design wins in our Medical Ultrasound Imaging Group in the past year. These statements are only predictions, are not guarantees, of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include items such as no material adverse changes in the demand for our customer’s products in which the Company’s products are used; competition to supply semiconductor devices in the markets in which the Company competes does not increase and cause price erosion; demand materializes and increases for recently released customer products incorporating the Company’s products; that we have no delays in developing and releasing into production our planned new products, that there are no unexpected manufacturing issues as production ramps up; the demand for the Company’s products or results of its product development change is such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; and that some of the Company’s equipment will not be unexpectedly damaged or obsoleted, thereby requiring replacement as well as those described in " Factors Which May Affect Operating Results" under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s annual report of Form 10-K for the fiscal year ended April 1, 2006. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

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

Results of Operations

Net Sales

We operate in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal integrated circuits (ICs). Net sales for the three months ended September 30, 2006 were $26,521,000, a 31% increase compared to $20,226,000 for the same period of the prior fiscal year. The year-over-year increase in net sales is primarily attributed to an increase in units shipped, partially offset by a decrease in average selling prices driven by a mix shift to lower price devices and slight price erosion. Net sales increased 8% from $24,565,000 when compared to the prior quarter ended July 1, 2006. Net sales for the six months ended September 30, 2006 were $51,086,000, a 41% increase compared to $36,219,000 for the same period of fiscal 2006 also primarily attributed to increased units.

Our estimate of the breakdown of net sales to customers in the Medical Electronics, Imaging, Telecom and Other markets for the three and six months ended September 30, 2006, and October 1, 2005, respectively, and for three months ended July 1, 2006, as well as year-over-year and quarterly sequential percentage changes are shown in the below table. We have a broad base of customers, who in some cases manufacture end products spanning multiple markets. As such, the assignments of net sales to the aforementioned markets requires the use of estimates, judgment, and extrapolation. Actual results may differ from those reported.

	Three Months Ended					Six Months Ended
Net Sales (Dollars in thousands)	September 30, 2006	October 1, 2005	July 1, 2006	Year-Over-Year Change	Sequential Change	September 30, 2006	October 1, 2005	Year-Over-Year Change
Imaging	$11,077	$8,900	$9,877	24%	12%	$20,954	$14,488	45%
Medical Electronics	10,162	7,281	8,659	40%	17%	18,821	13,401	40%
Telecom	3,670	3,236	4,419	13%	-17%	8,089	6,519	24%
Other	1,612	809	1,610	99%	0%	3,222	1,811	78%
Net Sales	$26,521	$20,226	$24,565	31%	8%	$51,086	$36,219	41%

	Three Months Ended			Six Months Ended
Markets	September 30, 2006	October 1, 2005	July 1, 2006	September 30, 2006	October 1, 2005
Imaging	42%	44%	40%	41%	40%
Medical Electronics	38%	36%	35%	37%	37%
Telecom	14%	16%	18%	16%	18%
Other	6%	4%	7%	6%	5%
Net Sales	100%	100%	100%	100%	100%

The Imaging market accounted for the highest dollar sales amount of all of our markets for the three and six months ended September 30, 2006. Sales in the Imaging market for the three and six months ended September 30, 2006 increased 24% and 45%, respectively, to $11,077,000 and $20,954,000 when compared to the same periods a year ago and increased 12% sequentially. The year-over-year increase in net sales is primarily attributed to the continued increase in unit demand of the electroluminescent (EL) drivers for cellular phones. The sequential increase in net sales is primarily attributed to a fluctuation in distributor sales from quarter to quarter to meet the changing OEM manufacturing schedules.

Sales to the Medical Electronics market for the three and six months ended September 30, 2006 were $10,162,000 and $18,821,000, respectively, as sales increased 40% for both the three and six month periods of the prior fiscal year, and increased 17% sequentially. The year-over-year and sequential increases in net sales are attributed to strong shipments of our high voltage analog switches, pulser circuits and MOSFETs due in part to added analog and multiplexer content in stationary and hand-carried ultrasound (HCU) units.

We believe sales to the Medical Electronics market will continue to increase during this fiscal year. High-performance, portable, affordable systems are accelerating the proliferation of ultrasound imaging to medical specialties other than the traditional clinical applications. Geographically, the market is expanding as well, as China and Korea are now designing and producing medical ultrasound machines. The Company believes that sales of our high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs to this market will continue to increase as the ultrasound market continues to expand globally. Supertex is heavily investing in product development for the ultrasound market. We expect to introduce more new integrated pulser ICs as well as ultrasound receiver blocks. Custom high voltage pulsers are projected to contribute to our revenue growth in fiscal 2007.

Sales to the Telecom market increased 13% and 24% during the three and six months ended September 30, 2006 to $3,670,000 and $8,089,000, respectively, compared to the same periods a year ago and decreased 17% sequentially. The year-over-year increase in sales in the second quarter was attributed to ramping up of our DC-to-DC converters, long haul ring generators, line protection devices, voltage sequencer ICs and high voltage amplifier arrays for the optical-to-optical telecom market. The sequential decrease in second fiscal quarter sales was due to the softening of the optical-to-optical telecom markets.

Sales to Other markets increased 99% and 78% during the three and six months ended September 30, 2006 to $1,612,000 and $3,222,000, respectively, compared to the same periods a year ago and didn’t change sequentially.  The year-over-year increases in sales are primarily due to increased foundry sales, our success in the high voltage LED driver design wins, of which several have started pre-production, and other products.

Several of our markets are seasonal with stronger sales in the second-half of the calendar year. In the past two fiscal years, we experienced a peaking of sales to the Medical Electronics segment during the second quarter of our fiscal year. This is largely the result of increased demand for our customers’ products in their December quarter. The budget process and consequential buying practices of large clinics and hospitals result in increased demand for components by equipment manufacturers in the quarter before the purchase by the large clinics and hospitals. With more new products and design wins in our Medical Ultrasound Imaging Group in the past year, this seasonality in sales may be mitigated. Also, we sell products with consumer applications, such as cell phones and other portable devices that tend to have higher demand during the Christmas season.  This seasonality may affect either or both of our second and third fiscal quarters.

Our current growth strategy relies on the successful transition of our new products, and our ability to continuously and successfully introduce and market new products and technologies that meet our customers’ requirements.

Our principal markets are in Asia, the United States, and Europe. Sales for the three and six months ended September 30, 2006, and for three months ended July 1, 2006 by geography as well as year-over-year and sequential percentage change, were as follows, where international sales include sales to U.S. based customers if the product is delivered outside the United States (in thousands):
	Three Months Ended					Six Months Ended
Net Sales	September 30, 2006	October 1, 2005	July 1, 2006	Year-Over-Year Change	Sequential Change	September 30, 2006	October 1, 2005	Year-Over-Year Change
Asia (excluding Japan)	$12,886	$8,966	$12,067	44%	7%	$24,953	$13,762	81%
United States	7,361	7,220	7,527	2%	-2%	14,888	14,570	2%
Europe	3,981	1,831	2,419	117%	65%	6,400	3,136	104%
Japan	2,035	1,718	1,950	18%	4%	3,985	3,453	15%
Other	258	491	602	-47%	-57%	860	1,298	-34%
Net Sales	$26,521	$20,226	$24,565	31%	8%	$51,086	$36,219	41%

Domestic Sales	$7,361	$7,220	$7,527	2%	-2%	$14,888	$14,570	2%
International Sales	19,160	13,006	17,038	47%	12%	36,198	21,649	67%
Net Sales	$26,521	$20,226	$24,565	31%	8%	$51,086	$36,219	41%

Net sales to international customers for the three and six months ended September 30, 2006 were $19,160,000 or 72% and $36,198,000 or 71% of net sales as compared to $13,006,000 or 64% and $21,649,000 or 60% of net sales for the same periods of the prior fiscal year, and as compared to $17,038,000 or 69% of net sales in the three months ended July 1, 2006. Sales to international customers for the three and six months ended September 30, 2006 increased 47% and 67% compared to the same periods last year, and increased 12% sequentially. The increase in international sales year-over-year is primarily due to shipments of EL backlighting products to customers whose contract manufacturing vendors are located in China as well as the continuing transfer of end-customer manufacturing from North America to international locations, mainly the Asia Pacific Region. Sequential sales increased slightly due to higher unit shipments and improved product mix. Distributor sales may fluctuate from quarter to quarter to meet the changing OEM manufacturing schedules.

Sales to domestic customers for the three and six months ended September 30, 2006 increased 2% compared to the same periods last year; and decreased 2% sequentially. The sequential decrease in sales is attributed primarily to the transfer of end customer manufacturing to Asia Pacific Region.

Our assets are primarily located in the United States.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing raw silicon wafers, cost associated with assembly, packaging, test, quality assurance and product yields, the cost of personnel, facilities, depreciation on equipment associated with manufacturing and support, and charges for excess inventory. Gross profit for the quarter ended September 30, 2006 was $16,216,000, compared to $11,382,000 for the same period of fiscal 2006, and $14,728,000 for the prior quarter. For the six months ended September 30, 2006, gross profit was $30,944,000 compared to $20,569,000 for the same period of last fiscal year. These increases were primarily attributable to increases in our unit sales and production capacity utilization.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 30, 2006	October 1, 2005	July 1, 2006	September 30, 2006	October 1, 2005
Gross Margin Percentage	61%	56%	60%	61%	57%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Sale of Previously Written Down Inventory	$434	$306	$516	$950	$563
Percentage of Net Sales	2%	2%	2%	2%	2%

Gross margin, which is gross profit as a percent of net sales, was 61% for the three months ended September 30, 2006 compared to 56% for the same period of the prior fiscal year and 60% for the prior quarter ended July 1, 2006. The improvement in gross margin for the three months ended September 30, 2006 over the comparable period in fiscal 2006 was primarily attributed to higher unit shipments, improved plant capacity utilization and increase in sales of previously written-down inventory. The improvement in gross margin for the three months ended September 30, 2006 over the prior quarter was primarily due to increased sales, higher factory utilization, and a more profitable product mix. For the six months ended September 30, 2006, gross margin was 61% compared to 57% for the same period of last fiscal year.

Research and Development (R&D) Expenses

	Three Months Ended					Six Months Ended
(Dollars in thousands)	September 30, 2006	October 1, 2005	July 1, 2006	Year-Over-Year Change	Sequential Change	September 30, 2006	October 1, 2005	Year-Over-Year Change
R&D Expenses	$3,658	$2,598	$3,949	41%	-7%	$7,607	$5,357	42%
Percentage of Net Sales	14%	13%	16%			15%	15%

R&D expenses include payroll and benefits, as well as expensed material and facility costs associated with the development of new processes and new products. We also expense prototype experimental wafers and mask sets related to new product R&D expenses until the new products are released to production.

In absolute dollars, R&D expenses in the three months ended September 30, 2006 increased to $3,658,000 from $2,598,000 for the same period a year ago, reflecting an increase in new product development activities. The increase of $1,060,000 is primarily attributed to additional staffing resulting in increase in payroll and benefit expenses of $969,000 including stock-based compensation expense of $396,000. Compared to the prior quarter, R&D expenses decreased to $3,658,000 from $3,949,000, or $291,000, primarily due to a portion of the expenses being funded by customers and reduced charges from the fab for experimental wafer processing. For the six months ended September 30, 2006, R&D expenses increased to $7,607,000 compared to $5,357,000 for the same period a year ago. The increase of $2,250,000 is primarily due to an increase in payroll and benefit expenses of $2,161,000, including employee-based stock compensation expense of $783,000. This spending increase resulted from new product development.

Some aspects of our R&D efforts require significant short-term expenditures. As such, timing of such expenditures may cause fluctuations in our R&D expenses. We have increased R&D activities in order to increase our introduction of new products and meet current and future technological requirements of our customers and markets. As such, R&D expenses in absolute dollars are likely to remain at this or higher levels in the next quarter and the remainder of fiscal 2007. However, R&D expenses as a percentage of net sales may fluctuate.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended					Six Months Ended
(Dollars in thousands)	September 30, 2006	October 1, 2005	July 1, 2006	Year-Over-Year Change	Sequential Change	September 30, 2006	October 1, 2005	Year-Over-Year Change
SG&A Expenses	$3,826	$3,248	$3,803	18%	1%	$7,629	$6,436	19%
Percentage of Net Sales	14%	16%	15%			15%	18%

SG&A expenses consist primarily of employee-related expenses, commissions to sales representatives, occupancy expenses including expenses associated with the our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax, and Sarbanes-Oxley compliance.

SG&A expenses for the three months ended September 30, 2006 increased $578,000 or 18% to $3,826,000 from $3,248,000 for the comparable period of last year. This increase of $578,000 resulted primarily from higher payroll and related benefits of $387,000, including $163,000 and $56,000 in employee and non-employee stock base compensation expense, respectively, and a $276,000 increase in outside service expense for audit and Sarbanes Oxley compliance services. Compared to the prior quarter, SG&A expenses increased slightly by $23,000 or 1%. SG&A expenses for the six months ended September 30, 2006 increased $1,193,000 or 19% to $7,629,000 from $6,436,000 for the comparable period of last year. The increase is primarily attributed to a $370,000 increase in payroll and related benefits resulting from $359,000 and $79,000 in employee and non-employee stock based compensation, respectively, a $698,000 increase in outside service expense for audit and Sarbanes Oxley compliance services, and a $227,000 increase in commission and salesman bonus resulting from increased sales, partially offset by a $90,000 decrease in advertising expense.

Interest Income and Other Income, Net

	Three Months Ended					Six Months Ended
(Dollars in thousands)	September 30, 2006	October 1, 2005	July 1, 2006	Year-Over-Year Change	Sequential Change	September 30, 2006	October 1, 2005	Year-Over-Year Change
Interest Income and Other Income, Net	$968	$702	$1,288	38%	-25%	$2,256	$1,608	40%
Percentage of Net Sales	4%	3%	5%			4%	4%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $1,202,000 and $632,000 for the three months ended September 30, 2006 and October 1, 2005, respectively. For the six months ended September 30, 2006, interest income was $2,313,000, compared to $1,259,000 of the same period of the last fiscal year. The increases in interest income for the three and six months months ended September 30, 2006 compared to the same periods of fiscal 2006 are primarily a result of larger cash, cash equivalents and short-term investments balances and from higher investment yields.

Other expense, net, for the three months ended September 30, 2006 was $234,000 and consisted primarily of a $521,000 charge for uncollectible sales tax and interest expense accrued related to the recent sales tax and IRS audits, partially offset by proceeds of $61,000 representing the balance received from the sale of an investment previously written off, by a $191,000 increase in fair market value of investments held by our Supplemental Employee Retirement Plan, and foreign exchange gain and by an increase in other items of $35,000. For the comparable period in fiscal 2006, other income, net, was $70,000 and consisted primarily of an increase in fair market value of investments held by our Supplemental Employee Retirement Plan of $104,000, partially offset by foreign currency exchange loss and other items of $34,000.

Other expense, net for the six months ended September 30, 2006 was $57,000 and consisted primarily of $521,000 charge for uncollectible sales tax and interest expenses accrued related to the sales tax and IRS audits; partially offset by proceeds of $246,000 from the sale of an investment previously written off, a $113,000 increase in fair market value of investments held by our Supplemental Employee Retirement Plan, a $64,000 proceeds from an insurance claim for damages caused by a contractor, and foreign exchange gain and other items of $41,000. For the comparable six months ended October 1, 2005, other income, net, of $349,000 is primarily attributed to an increase in fair market value of investments held by the Company’s Supplemental Employee Retirement Plan of $290,000.

Provision for Income Taxes

Provision for income taxes represents federal, state and foreign taxes.  The provision for income taxes for the three months ended September 30, 2006 was $3,704,000 at the effective tax rate of 38%, compared to $1,991,000 and 32% for the same period in the prior fiscal year.    The income tax provision for such interim periods reflects the Company’s estimated annual income tax rate and differs from the taxes computed at the federal statutory rate primarily due to state income taxes, the effect of non-deductible stock-based compensation expense, tax exempt interest income, state research and development credits, and other adjustments to reserves for tax contingencies. Additionally, the fiscal 2006 tax provision rate included a benefit from federal research and development credit, which has not been renewed in fiscal 2007. The provision for income taxes for the six months ended September 30, 2006 was $7,052,000 at the effective tax rate of 39% compared to $3,318,000 and 32% for the same period in the prior fiscal year. The increases in effective tax rate for the quarter and year-to-date ended September 30, 2007 to 38% and 39%, respectively, from 32% in the comparable periods ending October 1, 2005 are primarily due to a reduction in research and development tax credits, including one-time adjustments for contingencies related to an IRS audit, and due to the effect of adopting FAS 123R, “Share-Based Payment.”

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

Financial Condition

Overview

We ended the second quarter of fiscal 2007 with $123,305,000 in cash, cash equivalents, and short-term investments. This represents an increase of $12,659,000 when compared with the amount of $110,646,000 on April 1, 2006. As of September 30, 2006, the net working capital was $137,645,000, an increase of $13,202,000 from $124,443,000 as of April 1, 2006. Working capital is defined as current assets less current liabilities. The increase in working capital was mostly the result of cash generated from operations.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $6,795,000 during the six months ended September 30, 2006 to $20,859,000 from $27,654,000 at April 1, 2006. The decrease in cash and cash equivalents during the six months ended September 30, 2006 is due to cash used in net purchases of short-term investments of $20,199,000, as we moved cash and cash equivalents into short-term investments and $1,968,000 of cash used in the purchase of property, plant and equipment.  This was partially offset by positive cash flows from operating activities of $14,063,000 and from financing activities of $1,309,000.

Our operating activities generated cash of $14,063,000 for the six months ended September 30, 2006, compared to $5,987,000, for the same period in the prior fiscal year. The positive cash flows from operating activities were primarily attributable to net income of $10,912,000, adjusted for non-cash items of $4,716,000; partially offset by an increase in net working capital of $1,565,000.  Non-cash adjustments to net income for the six months ended September 30, 2006 consisted of compensation expense related to stock option and employee stock purchase plans of $1,378,000, depreciation of $1,340,000, non-cash charges for provisions relating to inventory of $1,189,000, a non-cash addition to provision for doubtful accounts and sales returns totaling $575,000, and a non-cash tax benefit related to stock-based compensation plans of $526,000; partially offset by a reclass of non-cash excess tax benefit of $292,000 from operating into financing activities as required by SFAS 123R.  Working capital sources of cash included an $815,000 increase in deferred revenue, a $745,000 decrease in short-term investments categorized as trading securities, a $397,000 increase in income tax payable and a $277,000 increase in trade accounts payable and accrued expenses payable. Working capital uses of cash included an increase in accounts receivable of $1,884,000 due primarily to increased sales, an increase in inventory of $1,459,000 to support higher projected sales, and an increase in prepaid expenses and other assets of $456,000.

Prior to adopting SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. The excess tax benefit for the six months ended September 30, 2006 was $292,000. This amount was reported as a cash inflow from financing activities.

In the comparable period in fiscal 2006, the positive cash flows from operating activities were primarily attributable to net income of $7,066,000, adjusted for non-cash items of $3,540,000, partially offset by an increase in net working capital of $4,619,000. Non-cash adjustments to net income for the six months ended October 1, 2005 consisted of depreciation of $1,391,000, a non-cash tax benefit associated with employee stock option exercises of $873,000, non-cash charges for provisions relating to inventory of $702,000, and a non-cash addition to provision for doubtful accounts and sales returns totaling $574,000. Working capital sources of cash included an increase in accounts payable and accrued expenses of $2,258,000 primarily from timing of payments and increased accruals for employee benefits payable. Working capital uses of cash included an increase in accounts receivable of $4,141,000 due primarily to increased sales, an increase in inventories of $1,884,000 to support higher projected third and fourth fiscal quarter sales, a decrease in deferred revenue of $486,000, and an increase in short-term investments categorized as trading securities of $437,000.

Net cash used in investing activities in the six months ended September 30, 2006 was $22,167,000, primarily for purchases of short-term investments categorized as available for sale of $487,990,000 and purchases of property, plant and equipment of $1,968,000, partially offset by $467,791,000, of proceeds from sales of short-term investments categorized as available for sale. In the comparable period in fiscal 2006, net cash used in investing activities was $24,674,000, primarily for purchases of short-term investments categorized as available for sale of $370,500,000 and purchases of property, plant and equipment of $973,000, partially offset by $346,799,000, proceeds from sales of short-term investments categorized as available for sale.

Net cash provided from financing activities during the six months ended September 30, 2006, was $1,309,000, which consisted primarily of proceeds from employee exercises of stock options under the current and former option plans and proceeds from employee purchases of stocks under the ESPP totaling $2,124,000 and a non-cash reclass of excess tax benefit of $292,000 from operating into financing activities as required by SFAS 123R; offset by a $1,107,000 cash used for common stock repurchases. In the comparable period in fiscal 2006, net cash provided from financing activities was $2,431,000, which consisted primarily of proceeds from employee exercises of stock options under the current and former option plans and proceeds from employee purchases of stocks under the ESPP totaling $3,511,000, offset by $1,080,000 used for common stock repurchases.

We expect to spend approximately $2.3 million for capital acquisitions in the third and fourth quarters of fiscal 2007. We believe that we have substantial production capacity in place to handle any projected increase in business for the next fiscal year. We also believe our existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet liquidity and capital requirements through at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have nor have we ever had any off-balance sheet arrangements that have, or are likely to have, a current or future material effect on the financial condition, sales, expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

The following table summarizes our significant contractual cash obligations at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (1)	$4,632	$1,064	$2,045	$1,523	$--
Purchase obligations (2)	7,415	7,383	32	--	--
Total contractual cash obligations	$12,047	$8,447	$2,077	$1,523	$--

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease income for the three and six months ended September 30, 2006, amounted to $240,000 and $474,000, respectively.
(2) To obtain favorable pricing and resource commitment, we commit to volume purchases from suppliers of manufacturing materials and services.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The provision of SFAS No. 157 is effective for us beginning our fiscal year 2009. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN No. 48 will have on our financial position and results of operations.

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

To date, the Company’s international customer agreements are denominated primarily in U.S. dollars, and accordingly, it has not been exposed materially to foreign currency exchange rate fluctuations related to customer agreements. The Company does not engage in foreign currency hedging transactions. The functional currency of the Company’s operations in Hong Kong is the U.S. dollar. Therefore, as the local expenditures are denominated in the local currency of Hong Kong dollar, it is subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. The Company does not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on the Company’s consolidated financial position or results of operations.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures.

Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including, without limitation, that such information is accumulated and communicated to Company management, including the Company’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

Evaluation of Disclosure Controls and Procedures. The Company’s principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of September 30, 2006, and have determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect such control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

07/02/06- 07/29/06	--	--	--	784,100
07/30/06- 08/26/06	35,000	$31.62	--	749,100
08/27/06- 09/30/06	--	$--	--	749,100
Total	35,000	$31.62	--	749,100

(1)
Our current share repurchase program, under which we repurchased these 35,000 shares, has been in place since 1999. We are not certain but do not believe we publicly announced this program, although our financial statements have reflected purchases from time to time under this program. These 35,000 shares were purchased in open market transactions.

(2)
We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. Our board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a share repurchase program authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced our 1999 repurchase plan. The 1999 repurchase program has no expiration date, other than, unless extended, when an aggregate of 962,000 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired during our second quarter ended September 30, 2006 nor has the Company decided to terminate any repurchase plan or program prior to its expiration. There are no existing repurchase plans or programs under which the Company does not intend to make further purchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s August 18, 2006, Annual Meeting of Shareholders, the Company’s shareholders re-elected the existing board of directors and ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal 2007. Of the 13,677,295 shares of common stock outstanding as of the record date of June 23, 2005, a total of 12,998,579 shares were voted in person or by proxy, representing 95% of the total votes entitle to be cast, constituting a majority and therefore more than a quorum of the outstanding shares entitled to vote. Votes were cast as follows:

Matter Acted Upon	Votes For	Votes Against	Votes Withheld/ Abstentions	Broker Non-Votes
1. Election of Directors

Henry C. Pao	12,604,868	0	393,711	0
Benedict C.K. Choy	12,766,232	0	232,347	0
W. Mark Loveless	12,975,313	0	23,266	0
Elliott Schlam	12,975,513	0	23,066	0
Milton Feng	12,975,063	0	23,516	0

2. Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending March 31, 2007.

12,995,163	3,363	53	0

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2  Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEX, INC. (Registrant)

By:	/s/ Phillip A. Kagel
Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: November 8, 2006

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: November 8, 2006	By:	/s/ Henry C. Pao
Henry C. Pao, Ph.D.
Chief Executive Officer

Exhibit 31.2
Certifications Under Rule 13a-14(a)/l5d-14(a)

I, Phillip A. Kagel, certify that:

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: November 8, 2006	By:	/s/ Phillip A. Kagel
Phillip A. Kagel
Vice President of Finance and Chief Financial Officer

Exhibit 32.1
Statement of Chief Executive Officer under 18 U.S.C. § 1350

I, Henry C. Pao, the chief executive officer of Supertex, Inc., a California corporation (the “Company”), certify pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, that to my knowledge:

(i)
the quarterly report of the Company on Form 10-Q for the period ended September 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: November 8, 2006	By:	/s/ Henry C. Pao
Henry C. Pao, Ph.D.
Chief Executive Officer

The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Exhibit 32.2
Statement of Chief Financial Officer under 18 U.S.C. § 1350

I, Phillip A. Kagel, the chief financial officer of Supertex, Inc., a California corporation (the “Company”), certify pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, that to my knowledge:

(i)
the quarterly report of the Company on Form 10-Q for the period ended September 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: November 8, 2006	By:	/s/ Phillip A. Kagel
Phillip A. Kagel
Vice President of Finance and Chief Financial Officer

The material contained in this Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.