Form 10-Q
period 2006-12-30
SUPERTEX INC
filed 2007-02-08
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 27, 2007
Common Stock, no par value	13,792,791
Exhibit index is on Page 28
Total number of pages: 33

SUPERTEX, INC.
QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Net sales	$24,098	$19,915	$75,184	$56,134
Cost of sales(1)	9,860	9,161	30,002	24,811
Gross profit	14,238	10,754	45,182	31,323
Research and development(1)	3,688	2,792	11,295	8,149
Selling, general and administrative(1)	4,152	3,464	11,781	9,900
Total operating expenses	7,840	6,256	23,076	18,049
Income from operations	6,398	4,498	22,106	13,274
Interest income	1,263	773	3,576	2,032
Other income, net	387	126	330	475
Income before provision for income taxes	8,048	5,397	26,012	15,781
Provision for income taxes	2,555	1,708	9,607	5,026
Net income	$5,493	$3,689	$16,405	$10,755
Net income per share:
Basic	$0.40	$0.27	$1.20	$0.81
Diluted	$0.39	$0.26	$1.17	$0.79

Shares used in per share computation:
Basic	13,749	13,416	13,688	13,225
Diluted	14,082	13,970	14,029	13,605

(1) Includes amortization of employee stock-based compensation as follows. (See Note 2)	FAS123R	APB25	FAS123R	APB25
Cost of sales	$91	$--	$248	$--
Research and development	$416	$--	$1,199	$--
Selling, general and administrative	$216	$--	$575	$--

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 30, 2006	April 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$24,843	$27,654
Short-term investments	109,230	82,992
Trade accounts receivable, net of allowances of $528 and $672	13,595	14,824
Inventories	13,115	12,543
Prepaid expenses and other current assets	2,137	1,358
Deferred income taxes	7,781	7,781
Total current assets	170,701	147,152
Property, plant and equipment, net	8,240	8,048
Other assets	142	141
Deferred income taxes	792	792
TOTAL ASSETS	$179,875	$156,133

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$4,179	$3,725
Accrued salaries and employee benefits	11,409	11,227
Other accrued liabilities	1,945	1,498
Deferred revenue	4,172	3,566
Income taxes payable	1,663	2,693
Total current liabilities	23,368	22,709
Commitments and contingencies (See Note 7)

Shareholders’ equity:
Preferred stock, no par value - 10,000 shares authorized, none outstanding	--	--
Common stock, no par value - 30,000 shares authorized; issued and outstanding 13,799 and 13,608 shares	54,357	46,692
Retained earnings	102,150	86,732
Total shareholders' equity	156,507	133,424
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$179,875	$156,133

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	December 30, 2006	December 31 2005
Net income	$16,405	$10,755
Non-cash adjustments to net income:
Depreciation	2,100	2,114
Provision for doubtful accounts and sales returns	774	969
Provision for excess and obsolete inventories	1,886	857
Stock-based compensation expense	2,058	--
Tax benefit related to stock-based compensation plans	1,454	2,378
Excess tax benefit related to stock-based compensation plans	(966)	--
Changes in operating assets and liabilities:
Short-term investments, categorized as trading	262	(653)
Trade accounts receivable	455	(5,276)
Inventories	(2,458)	(2,674)
Prepaid expenses and other assets	(780)	17
Trade accounts payable and accrued expenses	1,083	3,295
Deferred revenue	606	241
Income taxes payable	(1,030)	(2,136)
Total adjustments	5,444	(868)
Net cash provided by operating activities	21,849	9,887
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,292)	(2,081)
Purchases of short-term investments, categorized as available for sale	(722,920)	(567,224)
Sales of short-term investments, categorized as available for sale	696,420	541,225
Net cash used in investing activities	(28,792)	(28,080)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	4,273	7,170
Repurchase of common stock	(1,107)	(1,080)
Excess tax benefit related to stock-based compensation plans	966	--
Net cash provided by financing activities	4,132	6,090
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,811)	(12,103)
CASH AND CASH EQUIVALENTS:
Beginning of period	27,654	38,634
End of period	$24,843	$26,531
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$9,661	$4,782
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America. This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of a normal recurring nature and necessary to present fairly the statements of financial position as of December 30, 2006 and April 1, 2006, results of operations for the three and nine months ended December 30, 2006 and December 31, 2005, and cash flows for the nine months ended December 30, 2006 and December 31, 2005. The April 1, 2006 balance sheet was derived from the audited financial statements included in the 2006 annual report on Form 10-K. All significant intercompany transactions and balances have been eliminated.

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

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and nine months ended December 30, 2006 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year. Fiscal 2007 will be a 52-week year. The three months ended December 30, 2006, September 30, 2006, and December 31, 2005, all consist of thirteen weeks.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Prior to the Adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosures”. No employee stock-based compensation was reflected in net income for the period ended December 31, 2005, as all options granted to employees and directors had an exercise price equal to the market value of the underlying common stock on the date of grant.

In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Had the Company recorded compensation costs for stock options issued to employees under the Company’s stock option plans and Employee Stock Purchase Plan based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, the pro forma net income and net income per share for the three and nine months ended December 31, 2005 would have been reduced to the pro forma amounts (in thousands, except per share data):

	Three Months Ended December 31, 2005	Nine months Ended December 31, 2005
Net income - as reported	$3,689	$10,755
Stock-based employee compensation expense determined under fair value based method related to stock options	(343)	(1,103)
Stock-based employee compensation expense determined under fair value based method related to the employee stock purchase plan	(60)	(156)
Net income - pro forma	$3,286	$9,496
Net earnings per share - basic:
As reported	$0.27	$0.81
Pro forma	$0.25	$0.72
Net earnings per share - diluted
As reported	$0.26	$0.79
Pro forma	$0.23	$0.70

Impact of the Adoption of SFAS 123R.

The Company elected to adopt the modified prospective application transition method as provided by SFAS 123R. Accordingly, during the three and nine months ended December 30, 2006, the Company recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The effect of recording stock-based compensation expense for the three and nine months ended December 30, 2006 is as follows (in thousands, except per share data):

	Three Months Ended December 30, 2006	Nine Months Ended December 30, 2006
Stock-based compensation expense	$723	$2,022
Tax effect of stock-based compensation expense	(48)	(65)
Net effect on net income	$675	$1,957
Tax effect on:
Cash flows from operating activities	$(674)	$(966)
Cash flows from financing activities	$674	$966
Effect on earnings per share:
Basic	$0.05	$0.14
Diluted	$0.05	$0.14

During the three and nine months ended December 30, 2006, the Company granted options with an estimated total grant date fair value of $727,000 and $2,250,000, respectively. Of these amounts, the Company estimated that the employee stock-based compensation expense for the awards not expected to vest was $128,000 and $392,000, respectively. During the three and nine months ended December 30, 2006, the Company recorded an employee stock-based compensation expense related to stock options, which were either outstanding on April 1, 2006, or granted during the three and nine months ended December 30, 2006, of $723,000 and $2,022,000, respectively. As of December 30, 2006, the unrecorded employee stock-based compensation expense balance related to stock options was $4,995,000 net of forfeitures and will be recognized over an estimated weighted average amortization period of three and a half years.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Of the stock-based compensation expense, $30,000 was capitalized as inventory at December 30, 2006. The Company did not capitalize any stock-based compensation expense to inventory prior to the adoption of SFAS 123R.

Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. As a result of adopting SFAS 123R, $674,000 and $966,000 of excess tax benefits for the three and nine months ended December 30, 2006 have been classified as cash flows from financing activities.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

	Three Months Ended			Nine Months Ended
	December 30, 2006		December 31, 2005	December 30, 2006		December 31, 2005
	D&O	All Others	D&O and All Others	D&O	All Others	D&O and All Others
Expected term (years)	5.8	4.5	4.7	5.8	4.5	4.6
Stock volatility	52.0%	48.0%	44.6%	56.6%	50.2%	48.4%
Risk free interest rates	4.6%	4.6%	4.4%	4.8%	4.8%	3.8%
Dividends during expected term	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The following table summarizes the combined activity under the Option Plans for the indicated periods:

		Options Outstanding
	Available For Grant	Shares	Weighted Average Exercise Price
Balance, April 3, 2004	1,478,949	1,479,830	$16.67
Granted	(205,600)	205,600	17.94
Exercised	--	(183,130)	12.72
Canceled	63,120	(63,120)	18.04
Expired	(14,560)	--
Balance, April 2, 2005	1,321,909	1,439,180	$17.56
Granted	(342,800)	342,800	30.71
Exercised	--	(552,801)	14.99
Canceled	111,960	(111,960)	18.64
Expired	(39,400)	--
Balance, April 1, 2006	1,051,669	1,117,219	$22.93
Granted	(112,300)	112,300	41.99
Exercised	--	(214,274)	18.68
Canceled	54,840	(54,840)	33.73
Expired	(1,500)	--
Balance, December 30, 2006	992,709	960,405	$25.32

The weighted average fair value of options, as determined under SFAS 123R, granted under the Option Plans during the three and nine months ended December 30, 2006 was $22.03 and $20.03 per share, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) exercised during the three and nine months ended December 30, 2006 was $2,952,000 and $4,840,000, respectively. During the three and nine months ended December 30, 2006, the amount of cash received from employees as a result of employee stock option exercises was $2,414,000 and $4,003,000, respectively.

The options outstanding and exercisable at December 30, 2006, under the Option Plans were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years	)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$10.75 - $15.83	175,625	1.94		$12.25	128,925	$12.07
17.06 - 18.52	311,740	4.27		17.31	100,340	17.31
19.37 - 29.00	96,040	4.06		23.26	31,980	21.49
33.67 - 46.92	377,000	5.23		38.55	73,440	46.29
$ 10.75 - $46.34	960,405	4.20		$25.32	334,685	$22.05

The total intrinsic value of options outstanding and options exercisable as of December 30, 2006 are $14,150,000 and $6,241,000, respectively.

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

Inventories consisted of (in thousands):
	December 30, 2006	April 1, 2006
Raw materials	$1,540	$1,214
Work-in-process	7,326	7,644
Finished goods	4,249	3,685
Inventories	$13,115	$12,543

The Company provided inventory reserves totaling $697,000 and $1,886,000 for the three and nine months ended December 30, 2006, respectively. For the comparable periods in fiscal 2006, the Company provided inventory reserves totaling $155,000 and $857,000, respectively. The Company realized gross margin benefits of $351,000 and $1,301,000 for the three and nine months respectively, ended December 30, 2006 due to sales of previously reserved inventory. Such benefit was $266,000 and $829,000 for the three and nine months respectively, ended December 31, 2005.

Inventories at distributors and inventories held on consignment at the Company’s OEM customers’ hubs on December 30, 2006 and April 1, 2006 were $2,362,000 and $1,730,000, respectively. Due to uncertainty associated with possible returns and pricing concessions, the Company defers the recognition of revenue on shipments to all distributors, domestic and foreign, and the related costs of sales until the distributors have sold the products to their end-user customers. Sales through the distributors are made primarily under arrangements allowing limited rights of return, limited price protection and the right of stock rotation on merchandise unsold by distributors. For inventory at OEM hubs, which we own and is included in our inventory at its cost, revenue is not recognized until customers draw the product from the hubs.

Note 4 - Comprehensive Income

Comprehensive income, which includes all changes in equity during a period from non-owner sources, did not differ from net income for any of the periods presented.

Note 5 - Income Taxes

Provision for income taxes represents federal, state and foreign taxes.  The Company computes income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. During the third quarter of fiscal year 2007, the Company estimated its effective income tax rate for fiscal year 2007 at 36% of pretax income as compared to 32% of pretax income for the comparable period in fiscal 2006. The increase in its estimated effective tax rate reflects higher estimated pretax income and the effect of non-deductible stock-based compensation expense, partially offset by a higher tax benefit from tax-exempt investments. The income tax provision for such interim periods reflects the Company’s estimated annual income tax rate and differs from the taxes computed at the federal statutory rate primarily due to state income taxes, tax exempt interest income, federal and state research and development credits, the effect of non-deductible stock-based compensation expense and other adjustments to reserves for tax contingencies.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The provision for income taxes for the three months ended December 30, 2006 was $2,555,000 at the effective tax rate of 32%, compared to $1,708,000 and 32% for the same period in the prior fiscal year.   The effective tax rate for the three-month period ended December 30, 2006 reflects a tax benefit due to the reinstatement of the federal research and development credits that are retroactive to January 1, 2006. The provision for income taxes for the nine months ended December 30, 2006 was $9,607,000 at the effective tax rate of 37%, compared to $5,026,000 and 32%, respectively, for the same period in the prior fiscal year. This tax rate of 37% is higher than the estimated annual income tax rate of 36% due to additional reserve for tax contingencies related to a tax audit net of the federal tax credit for research and development activities from the last quarter of fiscal 2006.

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

The Company maintains reserves for tax contingencies within its income tax payable account.  The determination of the amount to reserve involves considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases, and other information. The IRS has concluded its audit of the fiscal 2002 tax return and the Company is under IRS examination for its fiscal 2003 tax return.  The Company believes that it has adequately provided tax reserves in its financial statements for additional taxes that it estimates it may be required to pay as a result of the examination.  If the resulting tax assessment exceeds the estimate of tax liabilities, an additional charge to expense will result.  If payment proves unnecessary, the reversal of tax liabilities would result in tax benefits being recognized in the period we determine the liabilities are no longer necessary.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
BASIC:
Net income	$5,493	$3,689	$16,405	$10,755
Weighted average shares outstanding for the period	13,749	13,416	13,688	13,225
Net income per share	$0.40	$0.27	$1.20	$0.81

DILUTED:
Net income	$5,493	$3,689	$16,405	$10,755
Weighted average shares outstanding for the period	13,749	13,416	13,688	13,225
Dilutive effect of stock options	333	554	341	380
Total	14,082	13,970	14,029	13,605
Net income per share	$0.39	$0.26	$1.17	$0.79

Options to purchase 366,600 shares of the Company’s common stock at an average price of $38.07 per share, and 88,587 shares at an average price of $46.12 per share at December 30, 2006 and December 31, 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because its effect would have been anti-dilutive. For the nine months ended December 30, 2006 and December 31, 2005, options to purchase the Company’s common stock of 366,626 shares at an average price of $37.67 per share, and 137,836 shares at an average price of $39.55 per share, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

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

The reductions to revenue for estimated product returns for the three and nine months ended December 30, 2006 and December 31, 2005 are as follows (in thousands):

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period
Three months ended December 30, 2006
Allowance for sales returns	$497	$182	$334	$345

Three months ended December 31, 2005
Allowance for sales returns	$494	$490	$236	$748

Nine Months ended December 30, 2006
Allowance for sales returns	$525	$859	$1,039	$345

Nine Months ended December 31, 2005	$463	$1,049	$764	$748
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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Operating Lease Obligations

The following table summarizes the Company’s future minimum lease payments and sublease income under non-cancelable operating leases at December 30, 2006 are as follows (in thousands):

Payment Due by Year	Operating Lease	Estimated Sublease Income
Less than 1 year	$1,046	$254
2 years	1,014	--
3 years	1,030	--
4 years	952	--
5 years	321	--
Thereafter	--	--
	$4,363	$254

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease income for the three and nine months ended December 30, 2006, amounted to $232,000 and $706,000, respectively.

 Note 8 - Common Stock Repurchase

There were no shares repurchased during the three months ended December 30, 2006 and December 31, 2005. Share repurchase activities for the nine months ended December 30, 2006 and December 31, 2005, are as follows:

	Nine Months Ended
	December 30, 2006	December 31, 2005
Number of shares repurchased	35,000	67,900
Cost of shares repurchased	$1,107,000	$1,080,000
Average price per share	$31.63	$15.91

Since the inception of the repurchase program in 1992 through December 30, 2006, the Company repurchased a total of 1,150,900 shares of the common stock for an aggregate cost of $8,434,000. Upon their repurchase, shares are restored to the status of authorized but un-issued shares. As of December 30, 2006, a total of 749,100 shares remain authorized for repurchases under the program.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Below is a summary of sales by major geographic area (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Asia (excluding Japan)	$12,571	$9,193	$37,524	$22,955
United States	6,882	6,922	21,770	21,492
Europe	2,663	1,314	9,063	4,450
Japan	1,580	1,962	5,565	5,415
Other	402	524	1,262	1,822
Net Sales	$24,098	$19,915	$75,184	$56,134

The Company does not segregate information related to operating income generated by export sales. The Company’s assets are primarily located in the United States of America.

Net property, plant and equipment by country were as follows (in thousands):

Country	December 30, 2006	April 1, 2006
United States	$7,051	$7,006
Hong Kong	1,189	1,042
	$8,240	$8,048

Note 10 - Significant Customers

For the three months ended December 30, 2006, two direct customers, a distributor of our products and an OEM accounted for approximately 13% and 10% of net sales, respectively. For the nine months ended December 30, 2006, the same distributor accounted for approximately 14% and a contract manufacturer accounted for 11% of net sales, respectively. For the three months ended December 31, 2005, two customers, a contract manufacturer and a distributor of our products accounted for approximately 14% and 12% of net sales, respectively. For the nine months ended December 31, 2005, the same two customers accounted for approximately 13% and 10% of net sales, respectively.

Outstanding accounts receivable due from the Company’s two significant customers as of December 30, 2006, each accounted for 16% of gross accounts receivable.

The Company sells its products to OEMs both directly, through its own sales and marketing personnel, and indirectly through its independent sales representatives and distributors. Sales to distributors and related cost of sales are recognized upon resale to end-user customers. The Company estimates that the direct customer OEM, whose direct sales accounted for 10% of net sales, accounted for a total of 23% of the Company’s net sales from both direct and indirect sales channels (“combined sales”) for the three months ended December 30, 2006. Combined sales to another OEM customer accounted for approximately 10% of net sales for the same period, making these two end-user customers significant end-user customers for the Company. For the nine months ended December 30, 2006, combined sales to one end-user customer accounted for approximately 23% net sales. No other end-user customer accounted for more than 10% of net sales for the three and nine months periods ended December 30, 2006.

For the three and nine months ended December 31, 2005, combined sales to one end-user customer accounted for more than 25% and 14% of net sales, respectively. No other end-user customer accounted for more than 10% of net sales for the three and nine months periods ended December 31, 2005.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussions and analyses should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. You are urged to carefully review and consider the various disclosures we made in this Report and in other reports filed with the SEC, including the annual report on Form 10-K for the year-ended April 1, 2006, and Form 10-Q for the quarter ended December 30, 2006.

Cautionary Statement Regarding Forward Looking Statements

This quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates, " and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our belief that we have substantial production capacity in place to handle any projected increase in business for the next fiscal year; (2) our expectation that quarterly R&D spending during the remainder of fiscal 2007 is likely to remain at or above the level of our third quarter of fiscal 2007 but that expenses as a percentage of net sales may fluctuate; (3) the Company’s belief that it has provided adequate tax reserves to cover any additional taxes that maybe be assessed in the IRS audit; (4) that available funds and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months; (5) that we expect to spend approximately $684 thousand for capital acquisitions in the last quarter of fiscal year 2007; (6)our belief that the medical ultrasound market will continue to grow globally in fiscal 2007 and beyond, due in part to contributions of high voltage pulsers and high speed MOSFET drivers; and (7) our expectation to introduce more integrated pulser ICs and ultrasound receiver blocks for the medical ultrasound market; and (8) our strategy to grow by successfully transitioning our new products, continuously and successfully developing new technologies, and introducing and marketing new products that meet our customers’ requirements. These statements are only predictions, are not guarantees, of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include items such as no material adverse changes in the demand for our customer’s products in which the Company’s products are used; competition to supply semiconductor devices in the markets in which the Company competes does not increase and cause price erosion; demand materializes and increases for recently released customer products incorporating the Company’s products; that we have no delays in developing and releasing into production our planned new products, that there are no unexpected manufacturing issues as production ramps up; the demand for the Company’s products or results of its product development change is such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; and that some of the Company’s equipment will not be unexpectedly damaged or obsoleted, thereby requiring replacement as well as those described in " Factors Which May Affect Operating Results" under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s annual report of Form 10-K for the fiscal year ended April 1, 2006. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

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

Overview

We design, develop, manufacture, and market integrated circuits (ICs), including analog and mixed signal devices utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We supply standard and custom high voltage interface products primarily for use in the imaging, medical electronics, telecommunications (telecom), and industrial markets. We also supply custom integrated circuits for our customers using customer-owned designs and mask toolings with our process technologies.

Results of Operations

Net Sales

We operate in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal integrated circuits (ICs). Net sales for the three months ended December 30, 2006 were $24,098,000, a 21% increase compared to $19,915,000 for the same period of the prior fiscal year. The year-over-year increase in net sales is primarily attributed to an increase in units shipped and a more favorable product mix. Net sales decreased $2,423,000 or 9% when compared to the prior quarter ended September 30, 2006 primarily due to the traditional seasonality of the medical electronics market. Net sales for the nine months ended December 30, 2006 were $75,184,000 a 34% increase compared to $56,134,000 for the same period of fiscal 2006, also primarily attributed to increased unit volume.

Our estimate of the breakdown of net sales to customers in the Imaging, Medical Electronics, Telecom and Other markets for the three and nine months ended December 30, 2006, and December 31, 2005, respectively, and for three months ended September 30, 2006, as well as year-over-year and quarterly sequential percentage changes are shown in the table below. We have a broad base of customers, who in some cases manufacture end products spanning multiple markets. As such, the assignment of net sales to the aforementioned markets requires the use of estimates, judgment, and extrapolation. Actual results may differ from those reported.

	Three Months Ended					Nine Months Ended
Net Sales (Dollars in thousands)	December 30, 2006	December 31, 2005	September 30, 2006	Year-over-year change	Sequential change	December 30, 2006	December 31, 2005	Year-over-year change
Imaging	$10,544	$8,715	$11,077	21%	-5%	$31,498	$23,203	36%
Medical Electronics	8,774	6,223	10,162	41%	-14%	27,595	19,624	41%
Telecom	3,414	3,831	3,670	-11%	-7%	11,503	10,350	11%
Other	1,366	1,146	1,612	19%	-15%	4,588	2,957	55%
Net Sales	$24,098	$19,915	$26,521	21%	-9%	$75,184	$56,134	34%

	Three Months Ended			Nine Months Ended
Markets	December 30, 2006	December 31, 2005	September 30, 2006	December 30, 2006	December 31, 2005
Imaging	44%	44%	42%	42%	41%
Medical Electronics	36%	31%	38%	37%	35%
Telecom	14%	19%	14%	15%	18%
Other	6%	6%	6%	6%	6%
Net Sales	100%	100%	100%	100%	100%

The Imaging market accounted for the highest dollar sales amount of all of our markets for the three and nine months ended December 30, 2006. Sales in the Imaging market for the three and nine months ended December 30, 2006 increased 21% and 36%, respectively, to $10,544,000 and $31,498,000 when compared to the same periods a year ago and decreased 5% sequentially. The year-over-year increases in net sales are primarily attributed to the continued increase in unit demand of the electroluminescent (EL) drivers for cellular phones. The sequential decrease of 5% in net sales is primarily attributed to normal fluctuations in manufacturing schedules by our OEM display driver customers from quarter to quarter to meet the changing end user demand.

Sales to the Medical Electronics market for the three and nine months ended December 30, 2006 were $8,774,000 and $27,595,000, respectively, as sales increased 41% for both the three and nine month periods of the prior fiscal year, but decreased 14% sequentially. The year-over-year increases in net sales are attributed to strong shipments of our high voltage analog switches, pulser circuits and MOSFETs due in part to added analog and multiplexer content in stationary and hand-carried ultrasound (HCU) units. The sequential decrease is primarily due to a seasonal factor. Customers in this market indicate that due to timing of the budgeting process and consequential buying practices of the hospitals that purchase their products, demand for their products typically increases in the fourth calendar quarter and reduces in the first calendar quarter. Due to the normal shipping and stocking time in the supply chain, this results in their increased demand for components from suppliers like Supertex in the preceding or third calendar quarter and reduced demand from their suppliers in the fourth calendar quarter.

High-performance, portable, affordable systems are accelerating the proliferation of ultrasound imaging to medical specialties other than the traditional clinical applications. Geographically, the market is expanding as well, as China and Korea are now designing and producing medical ultrasound machines. We believe that sales of our high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs to this market will continue to increase as the ultrasound market continues to expand globally. Supertex is heavily investing in product development for the ultrasound market. We expect to introduce more new integrated pulser ICs as well as ultrasound receiver blocks. High voltage pulsers are beginning to contribute to our revenue growth in the current fiscal 2007.

Sales to the Telecom market decreased 11% and increased 11% during the three and nine months ended December 30, 2006 to $3,414,000 and $11,503,000, respectively, compared to the same periods a year ago and decreased 7% sequentially. The 11% decrease in the third quarter of fiscal 2007 sales compared to the same quarter in the prior fiscal year is primarily due to reduced sales of line protection devices and weakness in the Telecom industry. The increase in sales in the nine month period ending December 30, 2006 compared to the same period last year is attributed to an increase in our depletion transistors for switching equipment, DC-to-DC converters, long haul ring generators, line protection devices, voltage sequencer ICs and high voltage amplifier arrays for the optical-to-optical telecom market, mostly during the first half of the fiscal year 2007. The sequential decrease in third fiscal quarter sales was due to the general softening of our telecom market.

Sales to Other markets increased 19% and 55% during the three and nine months ended December 30, 2006 to $1,366,000 and $4,588,000, respectively, compared to the same periods a year ago and declined by 15% sequentially.  For the three-month period ended December 30, 2006, the increase of 19% is primarily due to pre-production orders of high voltage LED drivers resulting from recent design wins. For the nine-month period ended December 30, 2006, the increase of 55% in sales is primarily due to increased foundry sales and pre-production orders of high voltage LED drivers resulting from recent design wins. The sequential decline of 15% is primarily due to a decline in foundry business and other markets.

Our current growth strategy relies on the successful transition of our new products, and our ability to continuously and successfully develop new technologies, and introduce and market new products that meet our customers’ requirements.

Our principal markets are in Asia, the United States, and Europe. Sales for the three and nine months ended December 30, 2006, and for three months ended September 30, 2006 by geography as well as year-over-year and sequential percentage change, were as follows, where international sales include sales to U.S. based customers if the products are delivered to their subsidiaries and contract manufacturers outside the United States (in thousands):

	Three Months Ended					Nine Months Ended
Net Sales	December 30, 2006	December 31, 2005	September 30, 2006	Year-over-year change	Sequential change	December 30, 2006	December 31, 2005	Year-over-year change
Asia (excluding Japan)	$12,571	$9,193	$12,886	37%	-2%	$37,524	$22,955	63%
United States	6,882	6,922	7,361	-1%	-7%	21,770	21,492	1%
Europe	2,663	1,314	3,981	103%	-33%	9,063	4,450	104%
Japan	1,580	1,962	2,035	-19%	-22%	5,565	5,415	3%
Other	402	524	258	-23%	56%	1,262	1,822	-31%
Net Sales	$24,098	$19,915	$26,521	21%	-9%	$75,184	$56,134	34%

Domestic Sales	$6,882	$6,922	$7,361	-1%	-7%	$21,770	$21,492	1%
International Sales	17,216	12,993	19,160	33%	-10%	53,414	34,642	54%
Net Sales	$24,098	$19,915	$26,521	21%	-9%	$75,184	$56,134	34%

Net sales to international customers for the three and nine months ended December 30, 2006 were $17,216,000 and $53,414,000, or 71% of net sales for both periods as compared to $12,993,000 or 65% and $34,642,000 or 62% of net sales respectively for the same periods of the prior fiscal year, and as compared to $19,160,000 or 72% of net sales in the three months ended September 30, 2006. Sales to international customers for the three and nine months ended December 30, 2006 increased 33% and 54% respectively, compared to the same periods last year, and decreased 10% sequentially. The increase in international sales year-over-year is primarily due to shipments of EL backlighting products to customers whose contract manufacturers are located in China as well as the continuing transfer of end-customer manufacturing from North America to international locations, mainly the Asia Pacific Region. The sequential decrease in international sales of 10% this quarter is primarily attributed to the seasonal factor of our medical electronics markets. Distributor sales and sales through our customers’ hubs may fluctuate from quarter to quarter to meet the changing OEM manufacturing schedules.

Sales to domestic customers for the three and nine months ended December 30, 2006 decreased 1% and increased 1%, respectively, compared to the same periods last year; and decreased 7% sequentially. The decrease in sales is attributed primarily to the seasonality factor in the medical ultrasound market.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing raw silicon wafers, cost associated with assembly, packaging, test, quality assurance and product yields, the cost of personnel, facilities, depreciation on equipment associated with manufacturing and support, and charges for excess inventory. Gross profit for the quarter ended December 30, 2006 was $14,238,000, compared to $10,754,000 for the same period of fiscal 2006, and $16,216,000 for the prior quarter. For the nine months ended December 30, 2006, gross profit was $45,182,000 compared to $31,323,000 for the same period of last fiscal year. These increases were primarily attributable to increases in our unit sales and improved production capacity utilization.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 30, 2006	December 31, 2005	September 30, 2006	December 30, 2006	December 31, 2005
Gross Margin Percentage	59%	54%	61%	60%	56%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Sale of Previously Written Down Inventory	$351	$266	$434	$1,301	$829
Percentage of Net Sales	1%	1%	2%	2%	1%

Gross margin, which is gross profit as a percent of net sales, was 59% for the three months ended December 30, 2006 compared to 54% for the same period of the prior fiscal year and 61% for the prior quarter ended September 30, 2006. The improvement in gross margin for the three months ended December 30, 2006 over the comparable period in fiscal 2006 was primarily attributed to higher unit shipments, improved plant capacity utilization and increase in sales of previously written-down inventory. The reduction in gross margin for the three months ended December 30, 2006 versus the prior quarter was primarily due to reduced sales, a less favorable product mix and higher maintenance expense, partially offset by higher factory utilization. For the nine months ended December 30, 2006, gross margin was 60% compared to 56% for the same period of last fiscal year, primarily due to higher sales and factory utilization.

Research and Development (R&D) Expenses

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 30, 2006	December 31, 2005	September 30, 2006	Year-over-year change	Sequential change	December 30, 2006	December 31, 2005	Year-over-year change
R&D Expenses	$3,688	$2,792	$3,658	32%	1%	$11,295	$8,149	39%
Percentage of Net Sales	15%	14%	14%			15%	15%

R&D expenses include payroll and benefits, as well as expensed material and facility costs associated with the development of new processes and new products. We also expense prototype experimental wafers and mask sets related to new product R&D expenses until the new products are released to production.

In absolute dollars, R&D expenses in the three months ended December 30, 2006 increased to $3,688,000 from $2,792,000 for the same period a year ago, reflecting an increase in new product development activities. The increase of $896,000 is primarily attributed to additional staffing resulting in increase in payroll and benefit expenses of $777,000 including stock-based compensation expense of $416,000. Compared to the prior quarter, R&D expenses increased to $3,688,000 from $3,658,000, or $30,000. For the nine months ended December 30, 2006, R&D expenses increased to $11,295,000 compared to $8,149,000 for the same period a year ago. The increase of $3,146,000 is primarily due to an increase in payroll and benefit expenses of $2,938,000, including employee-based stock compensation expense of $1,199,000. This spending increase resulted from increased new product development activities. As a percent of sales, R&D expenses were 15% for both the three months and nine months ended December 30, 2006 compared to 14% of sales for the same quarter in the prior year and 15% for the nine months ended December 31, 2005.

Some aspects of our R&D efforts require significant short-term expenditures. As such, timing of such expenditures may cause fluctuations in our R&D expenses. We have increased R&D activities in order to increase the number of new products we introduce and meet current and future technological requirements of our customers and markets. As such, R&D expenses in absolute dollars are likely to remain at this or higher levels in the remaining quarter of fiscal 2007. However, R&D expenses as a percentage of net sales may fluctuate.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 30, 2006	December 31, 2005	September 30, 2006	Year-over-year change	Sequential change	December 30, 2006	December 31, 2005	Year-over-year change
SG&A Expenses	$4,152	$3,464	$3,826	20%	9%	$11,781	$9,900	19%
Percentage of Net Sales	17%	17%	14%			16%	18%

SG&A expenses consist primarily of employee-related expenses, commissions to sales representatives, occupancy expenses including expenses associated with the our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax, and Sarbanes-Oxley compliance.

SG&A expenses for the three months ended December 30, 2006 increased $688,000 or 20% to $4,152,000 from $3,464,000 for the comparable period of last year. This increase of $688,000 resulted primarily from higher payroll and related benefits of $395,000, including a $216,000 employee stock-based compensation expense; higher commissions expense of $156,000; and an increase in provision for bad debts of $150,000 including a provision for uncollected receivables from a disengaged distributor. Compared to the prior quarter, SG&A expenses increased slightly by $326,000 due to higher commission expense of $169,000; higher payroll and benefits of $197,000; and a provision for bad debts of $64,000.

SG&A expenses for the nine months ended December 30, 2006 increased $1,881,000 or 19% to $11,781,000 from $9,900,000 for the comparable period of last year. The increase is primarily attributed to a $765,000 increase in payroll and related benefits, of which $575,000 is from employee stock-based compensation; a $712,000 increase in outside service expense for audit and Sarbanes Oxley compliance services; a $354,000 increase in commission and salesman bonus resulting from increased sales; and a $138,000 increase in bad debt expenses due in part to an increase in provision for uncollected receivables from a disengaged distributor.

Interest Income and Other Income, Net

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 30, 2006	December 31, 2005	September 30, 2006	Year-over-year change	Sequential change	December 30, 2006	December 31, 2005	Year-over-year change
Interest Income and Other Income, Net	$1,650	$899	$968	84%	70%	$3,906	$2,507	56%
Percentage of Net Sales	7%	5%	4%			5%	4%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $1,263,000 and $773,000 for the three months ended December 30, 2006 and December 31, 2005, respectively. For the nine months ended December 30, 2006, interest income was $3,576,000, compared to $2,032,000 of the same period of the last fiscal year. The increases in interest income for the three and nine months ended December 30, 2006 compared to the same periods of fiscal 2006 are primarily a result of larger cash, cash equivalents and short-term investments balances and from higher investment yields.

Other income, net, for the three months ended December 30, 2006 was $387,000 and consisted primarily of a $358,000 increase in fair market value of investments held by our Supplemental Employee Retirement Plan and a $28,000 foreign exchange gain and other miscellaneous items. For the comparable period in fiscal 2006, other income, net was $126,000 and consisted primarily of an increase in fair market value of investments held by our Supplemental Employee Retirement Plan of $137,000, offset by foreign currency exchange loss of $34,000.

Other income, net for the nine months ended December 30, 2006, was $330,000 and consisted primarily of a $471,000 increase in fair market value of investments held by our Supplemental Employee Retirement Plan, a $246,000 gain from proceeds of the sale of an investment previously written off, proceeds of $90,000 from an insurance claim for damages caused by a contractor and a currency gain of $90,000; partially offset by a $512,000 charge for uncollectible sales tax and interest expenses accrued related to the sales tax and IRS audits, and other miscellaneous expenses of $56,000. For the comparable nine months ended December 31, 2005, other income, net, of $475,000 is primarily attributed to an increase in fair market value of investments held by the Company’s Supplemental Employee Retirement Plan of $428,000.

Provision for Income Taxes

Provision for income taxes represents federal, state and foreign taxes.  We compute income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. During the third quarter of fiscal year 2007, we estimated our effective income tax rate for fiscal year 2007 at 36% of pretax income as compared to 32% of pretax income for the comparable period in fiscal 2006. The increase in our estimated effective tax rate reflects higher estimated pretax income, the effect of non-deductible stock-based compensation expense, partially offset by a higher tax benefit from tax-exempt investments. The income tax provision for such interim periods reflects our estimated annual income tax rate and differs from the taxes computed at the federal statutory rate primarily due to state income taxes, tax-exempt interest income, federal and state research and development credits, the effect of non-deductible stock-based compensation expense and other adjustments to reserves for tax contingencies.

The provision for income taxes for the three months ended December 30, 2006 was $2,555,000 at the effective tax rate of 32%, compared to $1,708,000 and 32% for the same period in the prior fiscal year.   The effective tax rate for the three-month period ended December 30, 2006 reflects a tax benefit due to the reinstatement of the federal research and development credits that are retroactive to January 1, 2006. The provision for income taxes for the nine months ended December 30, 2006 was $9,607,000 at the effective tax rate of 37%, compared to $5,026,000 and 32% respectively for the same period in the prior fiscal year. This is higher than the estimated annual income tax rate due to additional reserve for tax contingencies related to a tax audit net of the federal tax credit for research and development activities from the last quarter of fiscal 2006.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3“Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” Our management elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

We maintain reserves for tax contingencies within our income tax payable account.  The determination of the amount to reserve involves considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases, and other information. The IRS has concluded its audit of the fiscal 2002 tax return and we are under IRS examination for our fiscal 2003 tax return.  We believe that we have adequately provided tax reserves in our financial statements for additional taxes that we estimates we may be required to pay as a result of the examination.  If the resulting tax assessment exceeds the estimate of tax liabilities, an additional charge to expense will result.  If payment proves unnecessary, the reversal of tax liabilities would result in tax benefits being recognized in the period our management determines the liabilities are no longer necessary.

Financial Condition

Overview

We ended the third quarter of fiscal 2007 with $134,073,000 in cash, cash equivalents, and short-term investments. This represents an increase of $23,427,000 when compared with the amount of $110,646,000 on April 1, 2006. As of December 30, 2006, the net working capital was $147,333,000, an increase of $22,890,000 from $124,443,000 as of April 1, 2006. Working capital is defined as current assets less current liabilities. The increase in working capital was mostly the result of cash generated from operations.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $2,811,000 during the nine months ended December 30, 2006 to $24,843,000 from $27,654,000 at April 1, 2006. The decrease in cash and cash equivalents during the nine months ended December 30, 2006 is due to cash used in net purchases of short-term investments of $26,500,000, as we moved cash and cash equivalents into short-term investments and $2,292,000 of cash used in the purchase of property, plant and equipment. This was partially offset by positive cash flows from operating activities of $21,849,000 and from financing activities of $4,132,000.

Our operating activities generated cash of $21,849,000 for the nine months ended December 30, 2006, compared to $9,887,000 for the same period in the prior fiscal year. The positive cash flows from operating activities were primarily attributable to net income of $16,405,000, adjusted for non-cash items of $7,306,000; partially offset by an increase in net working capital of $1,862,000. Non-cash adjustments to net income for the nine months ended December 30, 2006 consisted of depreciation of $2,100,000, compensation expense related to stock option and employee stock purchase plans of $2,058,000, non-cash charges for provisions relating to inventory of $1,886,000, a non-cash tax benefit related to stock-based compensation expense of $1,454,000, and a non-cash addition to provision for doubtful accounts and sales returns totaling $774,000; partially offset by a reclass of non-cash excess tax benefit of $966,000 from operating into financing activities as required by SFAS 123R.

Working capital sources of cash included a $1,083,000 increase in trade accounts payable and accrued expenses payable, a $606,000 increase in deferred revenue, a $455,000 decrease in accounts receivable, and a $262,000 decrease in short-term investments categorized as trading securities. Working capital uses of cash included, an increase in inventory of $2,458,000, a decrease in income taxes payable of $1,030,000 and an increase in prepaid expenses and other assets of $780,000. A change in supply chain management by a major customer resulted in a build-up of our inventory at such customer’s hub at December 30, 2006.

Prior to adopting SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. The excess tax benefit for the nine months ended December 30, 2006 was $966,000. This amount was reported as a cash inflow from financing activities.

In the comparable period ended December 31, 2005, the positive cash flows from operating activities were primarily attributable to net income of $10,755,000, adjusted for non-cash items of $6,318,000, partially offset by an increase in net working capital of $7,186,000. Non-cash adjustments to net income for the nine months ended December 31, 2005 consisted of a non-cash tax benefit associated with employee stock option exercises of $2,378,000, depreciation of $2,114,000, a non-cash addition to provision for doubtful accounts and sales returns totaling $969,000, and a non-cash charges for provisions relating to inventory of $857,000. Working capital sources of cash included an increase in accounts payable and accrued expenses of $3,295,000 primarily from timing of payments and increased accruals for employee benefits payable, an increase in deferred revenue of $241,000, and a decrease in prepaid expenses and other assets of $17,000. Working capital uses of cash included an increase in accounts receivable of $5,276,000 due primarily to increased sales, an increase in inventories of $2,674,000 to support higher projected third and fourth fiscal quarter sales, a decrease in income taxes payable of $2,136,000, and an increase in short-term investments classified as trading securities of $653,000.

Net cash used in investing activities in the nine months ended December 30, 2006 was $28,792,000, primarily for purchases of short-term investments categorized as available for sale of $722,920,000 and purchases of property, plant and equipment of $2,292,000, partially offset by $696,420,000, of proceeds from sales of short-term investments categorized as available for sale. In the comparable period ended December 31, 2005, net cash used in investing activities was $28,080,000, primarily for purchases of short-term investments categorized as available for sale of $567,224,000 and purchases of property, plant and equipment of $2,081,000, partially offset by $541,225,000, of proceeds from sales of short-term investments categorized as available for sale.

Net cash provided from financing activities during the nine months ended December 30, 2006, was $4,132,000, which consisted primarily of proceeds from employee exercises of stock options under the current and former option plans and proceeds from employee purchases of stocks under the Employee Stock Purchase Plan (ESPP) totaling $4,273,000, and a non-cash reclass of excess tax benefit of $966,000 from operating into financing activities as required by SFAS 123R; offset by $1,107,000 used for common stock repurchases. In the comparable period ended December 31, 2005, net cash provided from financing activities was $6,090,000, which consisted primarily of proceeds from employee exercises of stock options under the current and former option plans and proceeds from employee purchases of stocks under the ESPP totaling $7,170,000, offset by $1,080,000 used for common stock repurchases.

We expect to spend approximately $684,000 for capital acquisitions in the fourth quarter of fiscal 2007. We believe that we have substantial production capacity in place to handle any projected increase in business for the next fiscal year. We also believe our existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet liquidity and capital requirements through at least the next twelve months.

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

The following table summarizes our significant contractual cash obligations at December 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (1)	$4,363	$1,046	$2,044	$1,273	$--
Purchase obligations (2)	8,275	7,711	564	--	--
Total contractual cash obligations	$12,638	$8,757	$2,608	$1,273	$--

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense net of sublease income for the three and nine months ended December 30, 2006, amounted to $232,000 and $706,000, respectively.
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

Evaluation of Disclosure Controls and Procedures. The Company’s principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 30, 2006, and have determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect such control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither the Company nor any affiliated purchaser repurchased any of the Company’s shares during the three months ended December 30, 2006. There are 749,100 shares currently remaining in the repurchase program adopted in 1999, which was documented in the Quarterly Report on Form 10-Q for the period ended June 30, 2004. This 1999 repurchase program has no expiration date, other than unless extended, when the remaining 749,100 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired during the three months ended December 30, 2006, nor has the company decided to terminate any repurchase plan or program prior to this expiration. There are no existing repurchase plans or programs under which the Company does not intend to make further repurchases.

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

SUPERTEX, INC.
(Registrant)

Date: February 7, 2007	By:	/s/ Phillip A. Kagel
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

Date: February 7, 2007	By:	/s/ Henry C. Pao
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

Date: February 7, 2007	By:	/s/ Phillip A. Kagel
Phillip A. Kagel
Vice President of Finance and Chief Financial Officer

Exhibit 32.1

Statement of Chief Executive Officer under 18 U.S.C. § 1350

I, Henry C. Pao, the chief executive officer of Supertex, Inc., a California corporation (the “Company”), certify pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, that to my knowledge:

(i)
the quarterly report of the Company on Form 10-Q for the period ended December 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: February 7, 2007	By:	/s/ Henry C. Pao
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

(i)
the quarterly report of the Company on Form 10-Q for the period ended December 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: February 7, 2007	By:	/s/ Phillip A. Kagel
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