Form 10-K
period 2007-03-31
SUPERTEX INC
filed 2007-06-14
CIK 730000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
(x)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended March 31, 2007
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _______ to ________
Commission File No. 0-12718

SUPERTEX, INC.
(Exact name of Registrant as specified in its charter)

California	94-2328535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1235 Bordeaux Drive, Sunnyvale, California 94089
(Address of principal executive offices)
Registrant's Telephone Number, Including Area Code: (408) 222-8888

Securities registered pursuant to Section 12(b) of the Act:
Title of each class: Common Stock	Name of each exchange on which registered: Nasdaq
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Check one. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

As of September 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, there were 13,679,179 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was $435,238,896 based on the closing price reported on the NASDAQ National Market on September 29, 2006. Shares of common stock held by officers, directors and other persons who may be deemed “affiliates” of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The total number of shares outstanding of the Registrant's common stock as of June 11, 2007, was 13,732,728.

Documents Incorporated by Reference: Part III incorporates by reference portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on August 17, 2007 (the "Proxy Statement").

Exhibit Index is on Page 56
Total number of pages is 62

SUPERTEX, INC.
ANNUAL REPORT - FORM 10K

Table of Contents
                                                                                                           Page

PART I

Item 1.  Business ...  1
Item 1A.       Risk Factors...  8
Item 1B.       Unresolved Staff Comments... 10
Item 2.          Properties... 10
Item 3.          Legal Proceedings... 11
Item 4.  Submission of Matters to a Vote of Security Holders... 11

PART II

Item 5.          Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities..........................................................................12
Item 6.          Selected Financial Data... 15
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations........................................................................................................................................ 16
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk............................................................................................................................................................................................ 28
Item 8.          Financial Statements and Supplementary Data... 29
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................................................................................................... 29
Item 9A.       Controls and Procedures... 29
Item 9B.        Other Information... 30

PART III

Item 10.       Directors, Executive Officers and Corporate Governance..................................................................................................................................................................................................... 30
Item 11.       Executive Compensation... 30
Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters……............................................................................................................... 31
Item 13.       Certain Relationships and Related Transactions and Director Independence................................................................................................................................................................... 31
Item 14.       Principal Accountant Fees and Services... 31

PART IV

Item 15.       Exhibits and Financial Statement Schedules... 31

Signatures... 33

PART I

Item 1. Business

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates, " and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) as we increase our new product introductions, we anticipate our sales in the coming years to increase; (2) we expect medical ultrasound market to continue to grow globally in fiscal 2008 and years beyond and we believe we will be a key player in this business; (3) we expect to continue to step up our research and development efforts in fiscal 2008 and we project a record number of new product introductions; (4) we believe that our activities substantially comply with present environmental regulations; (5) we are a leader in certain markets for our product families where we have a technological and/or cost advantage; (6) we expect our international sales to continue to account for a significant portion of our total sales; (7) it is anticipated that we will file amended tax returns for fiscal years 2004, 2005, and 2006; (8) we believe that current orders will be shipped in fiscal 2008; (9) we believe that we will be able to substantially meet our production needs from our wafer fabrication and testing facilities in the coming fiscal year; (10) we expect to introduce more new integrated pulser ICs as well as ultrasound receiver blocks; (11) custom high voltage pulsers are projected to contribute to our revenue growth in fiscal 2008; (12) we forecast sales to this market to continue to grow in fiscal 2008; and (13) we expect to keep R&D spending in fiscal year 2008 at 15% to 17% of net sales.

Supertex, Inc. (“Supertex” the “Company” “we” and “us”) is a producer of high voltage analog and mixed signal semiconductor components. We design, develop, manufacture, and market integrated circuits (ICs), utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. With respect to our DMOS transistor products, we have maintained an established position in key products for the telecommunication medical and automatic test equipment industries. We have also been an industry leader in high voltage integrated circuits (HVCMOS and HVBiCMOS), which take advantage of the best features of CMOS, bipolar and DMOS technologies and integrate them into the same chip. They are used by the flat panel display, printer, medical ultrasound imaging, telecommunications, industrial and consumer industries.

We market our products through direct sales personnel, independent sales representatives and distributors in the United States of America and abroad, primarily to original equipment manufacturers of electronic products. We were incorporated in California in October 1975 and conducted an initial public offering of Common Stock in December 1983. Our executive offices are located at 1235 Bordeaux Drive, Sunnyvale, California 94089, and our principal manufacturing facilities are located in San Jose, California and in Hong Kong. We have two design centers, one in our Sunnyvale headquarters and one in Hong Kong at our production test facility. We maintain eleven direct field sales offices located in the following areas: Tallman, New York; Irving, Texas; Oley, Pennsylvania; Chicago, Illinois; The United Kingdom; Germany; Shanghai, China; Shenzhen, China; Taiwan; Tokyo, Japan; Seoul, South Korea and in Hong Kong, China where we also have a distribution center. Our headquarters mailing address is 1235 Bordeaux Drive, Sunnyvale, California 94089 and the telephone number is (408) 222-8888. Our website address is www.supertex.com.

Products and Markets

Our high voltage analog and mixed signal integrated circuits are designed, developed, and manufactured utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies primarily for use in medical instruments, large commercial ink jet printers, light emitting diodes (LEDs), cell phone key pads and hand-held devices using electro-luminescent (EL) lamps, and applications for industrial, telecommunication and data communication markets. Our products are basically interface products, interfacing between low voltage logic circuits and high voltage “real world” media. We supply both standard and custom products. The typical gestation period of our new products from introduction through design-in by the customer to volume production is one year. Our new product introductions have been increasing. During calendar 2004, 2005 and 2006 we launched five, twenty-four and thirty new products, respectively. As we increase our new product introductions, we anticipate our sales in the coming years to increase.

We also provide custom processing services for the manufacture of integrated circuits, using customer-owned designs and mask toolings. Under this “custom processing service” arrangement, a tangible product is made and sold, and the Company bears the risk of loss until title is passed. Title to the product under the custom processing service arrangement is passed to the customer at the earlier of time of shipment or production completion at wafer bank. During fiscal 2007, sales of custom processed products represented approximately 14% of our total revenues, approximately the same percentage of total revenues in fiscal 2006.

Markets, Products and Strategies
Markets	Market Sub-Segment	Products	Strategies
Imaging	Flat panel displays	LED Backlight drivers for new LCD Displays	Custom and proprietary
	Backlighting keypads & displays	EL Drivers	Custom and proprietary, Leadership
	Printers	HV Drivers for Non-impact Ink Jet Printers	Custom and proprietary, Leadership
Medical	Ultrasound Imaging	3rd Gen. MUX., HV Pulsers, Beam Former, FET Drivers	Custom and proprietary, Leadership
Telecom	Telecommunication	HV Ring Generators, Optical MEMS Drivers, HV Switches, HV line protection devices	Custom and proprietary, Leadership
	Data communication	Power Mgmt/Supervisory, Power Sequencers	Proprietary
Other	LED Lighting	RGB Backlighting for LCD TVs and Monitors, Drivers for Traffic Signals, Commercial Signages and Displays, Automotive Lighting, General Illumination	Small, reliable, efficient, and cost-effective high voltage solutions
	Various Custom Products	Proprietary custom HV ICs	Custom and proprietary

Our three major product groups, imaging, medical electronics and telecommunications/data communication, currently generate most of the product revenues, while the fourth group, “Other” includes the LED driver ICs for lighting, which should see material product revenue in fiscal 2008 and therefore will be broken out into a separate category. Our major product groups are:

•	The Imaging Group, which consists of three product lines, namely:

(1)
A family of products for driving EL panels to back-light liquid crystal displays (LCD) in hand-held instruments, such as watches, monochrome screens and back light keypads for cell phones, PDAs, pagers, HPCs, MP3 players, and meters. Supertex is one of the key providers of EL drivers for cell phones, PDAs, and watches and we have a significant share of this market, due in no small part to the introduction of several inductorless EL drivers, ideally suited for use in space-constrained applications. We also offer custom processing services for charge-coupled devices (CCD) and CMOS imaging devices.

(2)
Interface products for driving flat panel displays. This product family is sold to flat panel manufacturers using electroluminescent (EL), plasma, carbon nano-tube field emission, vacuum fluorescent, cholesteric LCD, electrophoretic and light emitting diode (LED) technologies.

(3)
Driver ICs for driving non-impact printers and plotters, primarily using inkjet technologies. The printer product family is used in ink-jet and electrostatic types of printers and plotters that are mostly high-end products with full color capability, high resolution and high-speed output.

•	The Medical Electronics Group, which consists of:

A family of high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs primarily for ultrasound diagnostic imaging equipment as well as selected portable instrument applications. In recent years, the overall ultrasound market has been shifting to transportable, hand-carried ultrasound (HCU) units, which has driven the ultrasound market growth along with product upgrades for stationary systems. These high-performance, portable, affordable systems are accelerating the proliferation of ultrasound imaging to medical specialties other than the traditional clinical segments of cardiology, radiology, and OB/GYN. The adoption of ultrasound imaging by new user groups is also spurring ultrasound market growth. Geographically, the market is expanding as well. Traditionally, the United States, Europe, and Japan were the main designers and producers of medical ultrasound machines. While the companies in those regions continue to grow and develop new machines, today there are significant opportunities with medical ultrasound companies in China, Korea and India. This market began to grow in fiscal 2007 and we expect this market to continue to grow globally in fiscal 2008 and years beyond. We are expanding our product development activities for the ultrasound market to serve this market growth in a timely manner. Along with our discrete product offerings, we believe we will be a key player in this business. We also offer custom processing service for pacemaker and defibrillator ICs.

•	The Telecommunications (Telecom)/Data Communication (Datacom) Group, which consists of two product lines:

(1)
Telecom line which includes interface products used in telephone handsets, solid-state relays, modems, fax, ISDN, networking, PABX, and PCMCIA cards, as well as diagnostic, curbside, set-top and central office equipment.

(2)
Datacom line which includes hotswap and sequencer controller, power management, ring generators, high voltage protection & isolated switches, and optical micro-electro-mechanical system or MEMS driver ICs. In addition, we offer custom processing services for certain optical and ultrasound MEMS products.

•	Other. This group includes two lines of products or services:

(1)
A family of high voltage driver ICs for driving light emitting diodes or LEDs to backlight large Liquid Crystal Display or LCD panels and a family of converter integrated circuits or ICs for traffic lighting, general illumination, specialty lighting and automotive lighting. LEDs provide a number of advantages compared to traditional lighting and are enabling new applications within these markets. For example, using LEDs in traffic lights saves energy (more efficient) and reduces maintenance costs (longer lifetime). Compared to cold cathode fluorescent lamps or CCFLs that are currently used to backlight LCD displays, LEDs provide a wider color gamut than existing technologies, so colors appear more vibrant and life-like, and the contrast ratio is dramatically increased by turning off the LEDs during the LCD transition times in these LCD displays. In addition, they are more energy efficient and environmentally friendly (as they contain no mercury as in CCFL). LEDs in automotive brake lamps turn on quicker than incandescent bulbs, thereby increasing response time for other drivers to slow down, improving safety. LEDs are also planned for headlamps, turn-signal lamps, dome lights, and instrumentation panel backlighting. In the general lighting market, LEDs are energy efficient alternatives for all types of lighting, including fluorescent bay lighting, HID warehouse lighting, neon lighting, channel lettering, and architectural lighting. We are releasing new products targeting these emerging markets aimed at simplifying customers’ implementation of LEDs. We will separate the LED driver IC family from the “Other” group in fiscal 2008 when we expect sales to become material.

(2)	We also offer custom processing services for charge-coupled devices (CCD) and CMOS imaging services.

Net sales generated from each of these Groups are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the “Net Sales” section.

As a leading provider of products to these specific niche markets, we have been able to work very closely with key customers to define new products and identify future market needs. Such close collaboration has facilitated our development of a wide range of leading edge new products and has allowed our customers to quickly develop new and more advanced products for their markets. While we work with certain customers to design a product, generally such products have broader applications so that they are useful to multiple customers.

In the DMOS transistor technology, we focus on certain niches such as very low threshold and low leakage devices where these features justify a premium and which are most suitable for medical ultrasound imaging, telecommunication, automatic test equipment, and hand-held applications. The DMOS transistor products also serve as building blocks and predecessors to a fully integrated solution such as high voltage integrated circuits.

We operate in one business segment. Information regarding Supertex, Inc.’s Segment Reporting can be found in Note 13 of the “Notes to Consolidated Financial Statements.”

Research and Development

We incurred expenses of $14,645,000, $11,540,000, and $9,780,000, on research and development activities during fiscal years 2007, 2006, and 2005, respectively. Our research and development activities in fiscal 2007 resulted in a total of thirty new product introductions versus twenty-four in fiscal 2006. Our products have experienced very good traction in the market place which has led to significant design wins in all our focused markets. Most of these design wins resulted from close collaboration with the tier-1 customers in the respective markets and a short design and development time to support our customers’ needs. We expect to continue to step up our research and development efforts in fiscal 2008 and we project a record number of new product introductions.

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

Manufacturing

Our manufacturing operations include wafer fabrication in San Jose, California; limited proto-type assembly and packaging in Sunnyvale, California; and product testing and quality control in Sunnyvale, California and Hong Kong, China. Of our long-lived assets, 13% were located in our Hong Kong facility at the end of both fiscal 2007 and 2006, with the balance located in the U.S. As of the end of the fiscal 2007, the carrying value of all our property, plant and equipment located in Hong Kong amounted to $1,135,000.

We subcontract most of our standard component packaging and limited testing to independent assemblers, principally in Thailand, Malaysia, Philippines and China. After assembly, packaged units are shipped back to our Hong Kong and Sunnyvale facilities for final product testing and quality control before shipment to customers. Although our offshore assemblies have not experienced any serious work stoppages, political instability or other epidemics in these countries may adversely affect our assembly and test operations. Although we have qualified assemblers in different countries to reduce risk, any prolonged work stoppage or other inability to assemble products would have a material adverse impact on our operating results. Furthermore, economic risks, such as changes in tariff or freight rates or interruptions in air transportation, could adversely affect our operating results. We also maintain a specialized assembly area at our manufacturing facilities to package engineering proto-types to ensure high priority deliveries and to assemble high reliability circuits required in military and other high reliability applications. We moved our production test operation to Hong Kong in fiscal 2002, but still maintain a small proto-type product testing and product engineering operation in Sunnyvale, California.

We believe that we are well positioned to fulfill our wafer manufacturing capacity needs for the near future because our fab is running at about sixty-six percent utilization and we are able to expand capacity through purchase of equipment and hiring additional manufacturing staff. We maintain an inventory balance based on current sales level and forecast of future demand. An amount for tactical inventory is kept in our die bank warehouse to reduce lead-time in fulfilling orders. In addition, we carry on our balance sheet inventory stored at hubs for two of our customers, as well as our distributors, both domestic and foreign.

Availability of raw silicon wafers was not a problem throughout fiscal 2007. As silicon wafers became in short supply due to high demand for solar cells, we were able to negotiate modest price increases and to date we have not experienced delivery problems. The availability of assembly, packaging, and testing services and raw materials used in the manufacturing of our products continues to be plentiful and subject to competitive pricing pressure.   These materials and services are currently obtained from multiple sources.

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

Marketing and Sales

We market our standard and custom products in the United States and abroad through our direct sales and marketing personnel in our headquarters, as well as through independent sales representatives and distributors supported by our field sales managers out of our sales offices in: New York; Texas; Pennsylvania; Illinois; the United Kingdom; Germany; Hong Kong, China; Shanghai and Shenzhen, China; Japan; Taiwan and Korea. During fiscal 2007, we established a sales office in Japan and another one in Shanghai, China.

Our marketing organization also creates customer demand and manages the tactical and strategic efforts of the company. Tactical marketing focuses on customer fulfillment for requests of literature, samples and applications assistance, as well as generating of quotes for pricing. Strategic marketing encompasses the gathering of information to anticipate external forces such as in the market and economy and competitor activity for timely execution of future opportunities. We are focusing on shifting our efforts towards a stronger standard product line as opposed to a mix of standard and custom products that require a great deal of resources to support. We will need to maintain strategic marketing activities in order to keep pace with future customer requirements and technology advancements and to stay abreast of competition.

Net sales is the sum of our direct sales to original equipment manufacturers (OEMs) and our distributors’ resale of our products. We recognize revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product, provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain, and collection of the resulting receivable is reasonably assured. For sales to OEMs, we use either a binding purchase order or signed agreement as evidence of an arrangement. For those customers which have a hub arrangement, we recognize sales when our products are transferred from the hub to the customer’s manufacturing facility. Sales through our distributors are evidenced by a distributor agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Because of the uncertainty associated with pricing concessions and possible returns, we defer the recognition of such sales and the related costs of sales until our distributors have sold the merchandise to their end-user customers. Our distributors provide us an inventory balance report at the end of each period, which allows us to determine products sold to their end-customers.

A significant portion of our sales are to a small number of customers. A distributor accounted for 12% of net sales in both fiscal 2006 and 2007, respectively. We estimate that our OEM customer, Motorola Inc. accounted for a total of 24% and 23% of our net sales from both direct and indirect channels (“combined sales”) for the fiscal year 2007 and 2006, respectively. Combined sales to another OEM, General Electric Company, accounted for approximately 11% of net sales in fiscal 2007. In fiscal 2006, a contract manufacturer accounted for 13% of net sales. In fiscal 2005, a Japanese distributor accounted for 12% of net sales. No other direct or indirect customers accounted for more than 10% of net sales in fiscal 2007, 2006 and 2005.

International sales represented 70%, 63%, and 44% of net sales in fiscal years 2007, 2006, and 2005, respectively, and are made primarily through independent distributors to customers in Europe and Asia. Sales are attributed to a geographic area based on destination locations. International sales are denominated only in U.S. dollars. Although export sales are subject to certain governmental commodity controls and restrictions for national security purposes, we have not had any material adverse effects on our business or financial results because of these limitations.

Seasonality

Some of our markets are seasonally weaker in the first half of a calendar year. In the past two fiscal years, we experienced a peaking of sales to the Medical Electronics market during the second quarter of our fiscal year. This has been attributed largely to the effect of increased demand of our customers’ products in their December quarter. The budget process and consequential buying practices of hospitals result in increased demand for components by equipment manufacturers in the quarter before the purchase by the hospitals. With more new products and design wins in our Medical Ultrasound Imaging Group in the past year, the seasonality impact may be mitigated.

Backlog

Our backlog at March 31, 2007 was approximately $31,492,000 compared with $22,222,000 and $10,114,000 at April 1, 2006 and April 2, 2005, respectively. We expect that almost all of the current backlog will be shipped in fiscal 2008. However, customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. In addition, the orders contained in our backlog may cover periods of various lengths. For these reasons, we believe that backlog is not meaningful in predicting our actual net revenue for any future period.

Competition

In general, competition among suppliers of semiconductor components is intense, including in the imaging, medical, telecom and LED lighting markets we primarily serve. We compete with several analog semiconductor companies including Maxim, Hitachi and Durel Division of Rogers although we face different competitors in different markets or for different products.

Our products are generally not sold pursuant to long term contracts, enabling our customers to switch suppliers if they choose and making us more vulnerable to competitors. Competition in the industry is based primarily upon factors such as product prices, product performance and diversity of product lines, delivery capabilities, customer relationships and the ability to adapt to rapid technological change in the development of new and improved products. The weighting of these factors varies depending on the specific needs of a customer at any given point in time. We believe we are competitive with respect to these factors, however market statistics are not generally available for many of our products. Many of our domestic and foreign competitors have larger facilities, more financial, technical and human resources and more diverse product lines.

Among our competitive advantages and core competencies are high voltage analog and mixed signal circuit design and device intellectual property; high voltage DMOS, HVCMOS and HVBiCMOS wafer fabrication processes that are high yielding and low cost and do not require fabs with the latest geometries; owning and operating our own fab; and close working relationships with our customers. We capitalize on our leadership positions in the niche markets we focus on by working very closely with our customers to help them with next generation products, thereby achieving design-wins in order to maintain or grow market-share in our focus markets. We compete primarily on the basis of product innovation and responsiveness to changing needs of customers, including both product specifications and delivery requirements.

Patents and Licenses

We hold fifteen United States patents which will expire between 2008 to 2020, and we have additional United States patent applications pending. Although we believe that our patents may have value, there can be no assurance that our current patents or any additional patents that we may obtain in the future will provide meaningful protection from competition. We believe that our success depends primarily on the experience, creative skills, technical expertise, and marketing ability of our personnel rather than on the ownership of patents. Patents may, however, be useful for cross-license purposes and have served us well in the past.

We are not aware of any products infringing on any valid patent or other proprietary rights of third parties but we cannot be certain that they do not. If infringement would be alleged, there could be no assurance that the necessary licenses could be obtained, or if obtained, would be on terms or conditions that would not have a material adverse effect on the Company.

Employees

At March 31, 2007, we had 401 full time employees primarily located in Northern California and Hong Kong. Many of our employees are highly skilled, and we believe our continued growth and success will depend in part on our ability to attract and retain such employees. At times, like other semiconductor manufacturers, we experience difficulty in hiring and retaining sufficient numbers of skilled personnel, especially experienced analog integrated circuit designers. Engineers with analog circuit experience and training are scarcer than experienced digital engineers. Analog and mix-signal expertise tends to be learned over time based on experience and on-the-job-training, whereas, digital expertise is extensively taught in universities due to its overall market size. Engineers with high voltage analog circuit experience are even scarcer. We often recruit top college graduates directly from universities and train them ourselves.

We believe that the compensation, benefits, and incentives offered to our employees are competitive with those generally offered throughout the semiconductor industry. There are no collective bargaining agreements between us and our employees, and there has been no work stoppage due to labor difficulties. We consider our employee relations to be good.

Executive Officers of the Company

Name	Position with the Company	Age	Officer Since
Henry C. Pao	President, Chief Executive Officer	69	1976
Benedict C. K. Choy	Senior Vice President, Technology Development	61	1976
William P. Ingram	Vice President, Wafer Fab Operations	59	1999
Franklin Gonzalez	Vice President, Process Technology	56	1999
Michael Lee	Vice President, I.C. Design	52	1999
Dilip Kapur	Vice President, Standard Products	58	2000
William Petersen	Vice President, Worldwide Sales	54	2001
Ahmed Masood	Vice President, Marketing	46	2006
Michael Tsang	Vice President, Standard Products	48	2006
Phillip A. Kagel	Vice President, Finance and Chief Financial Officer	57	2006

Officers appointed by the Board of Directors serve at the discretion of the Board. There is no family relationship between any directors or executive officers of the Company.

Henry C. Pao is a founder of Supertex and has served as President, Chief Executive Officer and as a Director since the Company's formation in fiscal 1976. He served as Acting Chief Financial Officer until October 2006. Previously, he worked at Fairchild Semiconductor, Raytheon, Sperry Rand and IBM. He has B.S., M.S., and Ph.D. degrees in Electrical Engineering from the University of Illinois at Champaign-Urbana.

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

Franklin Gonzalez joined Supertex in November 1990 as a Process Development Manager. In 1994, he was promoted to Director of Process Technology. Prior to joining Supertex, he held various R&D management positions spanning over seventeen years with such companies as ECI Semiconductor, Telmos and Harris Semiconductor where he began his career. He has a Masters in Electrical Engineering from Stanford University and a Ph.D. in Electrical Engineering from the University of Florida.

Michael Lee re-joined Supertex in October 1993 as Director of I.C. Design and was promoted to Vice President of I.C.Design in 1999. Before that, he had a combined total of fifteen years of industry experience in I.C. Design. He began his career at Supertex in 1978 after receiving his Masters in Electrical Engineering from University of California, Berkeley.

Dilip Kapur joined Supertex in March 1984 and has managed Marketing, Applications, Marketing Communications and Product Engineering Departments. He was promoted to Director of Marketing in 1990 and promoted to Vice President Standard Products in December 2000. He has previously held Application Engineering and Marketing positions at Computer Power Inc. and Advani Oerlikon Ltd. He has a B.S. degree in Electrical Engineering from MACT, Bhopal and a Diploma in International Trade from Indian Institute of Foreign Trade, New Delhi.

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

Ahmed Masood joined Supertex in September 2004. He has over 20 years industry experience in design, marketing, and business unit management. He has held senior management positions at On Semiconductor, Temic/Siliconix, and National Semiconductor. He holds a Bachelor of Science degree in Electrical Engineering from Columbia University and an MBA from UCLA, Anderson Graduate School of Management.

Michael Tsang joined Supertex in 1995 as a Product Engineer. He was promoted to Engineering Director in 2000, managing our Power, Analog, Ringer, and Telecom (P.A.R.T.) Product Engineering. Prior to joining Supertex, he previously held positions in Process Engineering, Product Marketing Engineering, and Device Engineering at Siliconix. He holds a Bachelor of Science degree in Electrical Engineering from California State University, San Jose and an MBA from University of Southern California, Marshall School of Business.

Phillip A. Kagel joined Supertex in October 2006 as its Vice President of Finance and Chief Financial Officer. Prior to that, he consulted with Supertex on financial and accounting matters for eighteen months. Phil has held various executive financial positions at Ultra Clean Holdings, Sipex, Solectron and Akashic Memories Corporation. He is a Certified Management Accountant and has a B.S. in Mathematics from Brigham Young University and an MBA from the University of Missouri.

Available Information

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding the Company. The Company makes available free of charge and through its Internet website at www.supertex.com copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC. Copies of such documents may be requested by contacting the Company’s Investor Relations department at (408) 222-8888.

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

Factors Which May Affect Operating Results

Semiconductor companies as a group are subject to many similar risks. These include the risks that (1) the demand for semiconductors decreases, as the industry has historically been very cyclical, (2) there are shortages of raw materials and/or fab capacity, or (3) there are changes in underlying circuit or process technology or fab technology. Other factors that could affect our future results include whether we can generate new bookings from both new and current products; general economic conditions, both in the United States and foreign markets, and economic conditions specific to the semiconductor industry; risks associated with customer concentration; our ability to introduce new products, to enhance existing products, and to meet the continually changing requirements of our customers; our ability to maintain and enhance relationships with our assembly and test subcontractors and independent distributors and sales representatives; and whether we can manufacture efficiently and control costs. In addition, we are subject to the risks described below, which are specific to our business:

•
We have focused our product offerings primarily on niche markets which leverage our capabilities and in which we believe we have dominance because we are a technology enabler for our customers. We attempt to choose markets which are sizable enough to be worth pursuing but which are not large enough to attract fierce competition. These markets could grow sufficiently to attract increased competition or else competitors could enter due to happenstance or downturns elsewhere. One of our emerging markets is drivers for LED lighting and backlighting, which is expected to become a large market for drivers during the next few years and is certain to attract severe competition. In addition, our niche market might be more susceptible to shrinkage than more diverse markets, due to their concentration on a few product offerings.

•
We work with our customers to develop products that they will design into their systems. Even if we do achieve a design win, the customer’s system may never go into production or the production may be smaller than we had anticipated. Although we attempt to develop products which will be useful for multiple customers, we may misjudge the market and develop a product which maybe useful for only a very few customers.

•
We are dependent upon one fab which we own and operate. Were this fab to become unable to meet our needs for causes such as, obsolescence due to process technology changes, our ability to produce our products would be adversely affected. In addition, we could encounter difficulties in operating our fab after an earthquake or any natural disasters.

•
We have several competitors that are substantially larger and could bring to bear substantially more resources than we have in our niche markets. We have been able to maintain profitable margins in part because of our dominance in most of our niche markets. Increased competition could cause our margins to decrease.

•
Our gross margins may fluctuate depending on many factors, including but not limited to, our product mix, competitive pricing dynamics, product yields, various manufacturing costs, plant utilization, provisions for excess and obsolete inventory, and absorption of manufacturing overhead.

•
Henry Pao, a director of and the President and CEO of the Company, along with Mr. Pao’s father and brother, collectively own greater than 13% of our outstanding stock. They have no agreement among themselves to act together with respect to the Company or their stockholdings. However, were they to act in concert, they would be our largest beneficial shareholder and may have an ability to elect one or more directors, to direct management, and to delay or prevent a change in control.

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

•
We sell a substantial amount of our products internationally. International sales represents 70%, 63% and 44% of net sales, for fiscal years 2007, 2006, and 2005, respectively. We expect our international sales to continue to account for a significant portion of our total sales. We also package and test most of our products abroad. Problems with foreign economies, political turmoil, wars, epidemics, fluctuations in currency exchange rate, increased freight costs, interruptions in air transportation, and generally longer receivable collection period could disrupt our business and increase our operating expenses.

•
A significant portion of our sales are from a small number of customers and the loss of the one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position. We do not have a long-term distributorship agreement with any of our distributors. Normal terms and conditions of sale apply, which include a 60-day notice of cancellation and charges for work-in-process for cancellations less than 60 days from shipment. While we have maintained a good relationship with our significant customers and distributors, deterioration in that relationship could materially and adversely affect our business and financial results.

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

•
We operate a fab in San Jose, California at which we use various chemicals and solvents that are regulated by various environmental agencies. We cooperate and work with these agencies to comply with these regulations. Should we nonetheless inadvertently contaminate the soil or ground water, or should the previous operator of the fab have done so, we may be responsible for significant costs to remediate the situation.

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

•
We are subject to taxation by domestic and foreign taxing authorities. Our business is subject to the application of multiple, and sometimes, conflicting tax laws and regulations. The application of tax laws is subject to legal and factual interpretation, judgment and uncertainty, and tax laws themselves are subject to change. Consequently, taxing authorities from various jurisdictions may impose tax assessments or judgments against us that could result in a significant change to earnings related to prior periods, and or an increase in our effective income tax rate. During fiscal 2007 we increased our tax provisions related to Internal Revenue Service audits of fiscal 2002 and 2003.

•
Changes in stock option accounting rules were adopted at the start of our fiscal 2007 which increased our compensation expense and resulted in lower reported operating results prepared in accordance with generally accepted accounting principles. The additional expenses resulting from this pronouncement (SFAS 123R) may negatively impact our future stock price if we continue to utilize broad based employee stock plans to attract and retain employees or else, if we cease doing so, could result in a competitive disadvantage to us in the employee marketplace.

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

We lease a portion of a building located at 10 Sam Chuk Street, San Po Kong, Kowloon, Hong Kong to house our back-end processing operations including: wafer sort, final test, quality control and assembly logistics as well as our Hong Kong Design Center and our International Sales and Distribution Center. The original lease for 23,600 square feet was renewed in December 2006 and expires on November 30, 2009. The new lease for additional space of 4,500 square feet was signed in June 2006 and covers three years from September 16, 2006 to September 15, 2009. We have an option to renew the new lease for an additional three years.

We also leased a portion of a building, covering approximately 5,600 square feet, at 1225 Bordeaux Drive, Sunnyvale, California. The lease expired on April 2007. This building was leased from a corporation owned by a former director of the Company and was sub-leased, essentially at cost, to Reaction Technology, our epitaxial deposition service provider.

We own our corporate headquarters, a facility of approximately 42,000 square feet on approximately three acres of land at 1235 Bordeaux Drive, Sunnyvale, California, which houses the executive offices, sales and marketing, product engineering, R&D, proto-type and hi-rel assembly, quality control, production control, corporate finance and administration staff.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2007.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Performance Graph

This chart and graph show the value for $100 cash investment on the last day of fiscal year 2002 in (i) the Company’s Common Stock, (ii) the NASDAQ Composite Total Return Index - U.S., and (iii) the NASDAQ Electronic Components Total Return Index. All values assume reinvestments of all dividends and are calculated as of the last day of each of our fiscal years. Note that historic stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Comparison of Five Year Cumulative Total Return
Nasdaq Stock Market (US only)
Nasdaq Electronic Components Stocks
Supertex, Inc.
$200
$150
$100
$50
$0
Mar-02
Mar-03
Mar-04
Mar-05
Mar-06
Mar-07

	03/02	03/03	03/04	03/05	03/06	03/07
Nasdaq Stock Market (US only)	$100.00	$73.40	$108.33	$109.06	$128.63	$133.40
Nasdaq Electronic Components Stocks	$100.00	$57.68	$100.59	$80.47	$91.42	$89.54
Supertex, Inc.	$100.00	$64.91	$79.02	$85.28	$176.86	$153.90

The information contained in this Item 5 under the heading “Performance Graph” (i) is being furnished and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and (ii) shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing to this Item 5 Performance Graph information.

Market Information

The following table sets forth the range of high and low closing sale prices reported on The NASDAQ Stock Market under the symbol SUPX for the periods indicated.

	Fiscal Years Ended
	31-Mar-07		1-Apr-06
	High	Low	High	Low
First Quarter	$41.77	$35.62	$18.76	$14.26
Second Quarter	40.71	31.09	31.05	17.30
Third Quarter	47.82	37.93	45.81	28.06
Fourth Quarter	42.42	32.72	46.37	29.02

On June 1, 2007, the last reported sale price was $34.51 per share. There were approximately 3,686 shareholders of record of common stock on June 1, 2007. We have not paid cash dividends on our common stock in fiscal years 2007 and 2006, and the Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans:

We maintain the following three shareholder-approved equity compensation plans, as further described in Note 10 to our consolidated Financial Statements.

Employee Stock Purchase Plan - The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the “ESPP”) and the reservation of shares of common stock for issuance under this Plan at the August 18, 2000 annual shareholders meeting. The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of the Company’s fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by the Board of Directors. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the ending of a six-month offering period. An eligible employee may purchase no more than 500 shares of common stock during any six-month accumulation period. A total of 20,071 shares, 57,683 shares, and 48,456 shares of the Company’s common stock were issued under the ESPP for fiscal years 2007, 2006, and 2005, respectively. There are 232,057 shares available for future issuance under the ESPP at the end of fiscal year 2007.

Stock Option Plans - The 1991 Stock Option Plan (the “1991 Plan”) provides for granting incentive stock options to employees, and non-statutory stock options to employees and consultants. Terms for exercising options are determined by the Board of Directors, and options expire at the earlier of the term provided in the Notice of Grant or upon termination of employment or of a consulting relationship. On August 24, 2006, the Company’s board of directors approved a change in grant policy of the Plan to only grant non-statutory stock options to better align the Company’s compensation plan to employee incentives and to Company objectives. The 1991 Plan expired in June 2001, thus there were no options available for grant under the 1991 Plan. At the end of fiscal year 2007, there were 216,500 shares issuable upon exercise of outstanding options under the 1991 Plan at a weighted average exercise price of $24.04. Our shareholders approved the adoption of the 2001 Stock Option Plan (the “2001 Plan”) and the reservation of 2,000,000 shares of common stock for issuance under the 2001 Plan at the August 17, 2001 annual meeting of shareholders. Terms for exercising options and vesting schedules are similar to the 1991 Plan. At the end of fiscal year 2007, there were 835,870 shares issuable upon exercise of outstanding options under the 2001 Plan at a weighted average exercise price of $27.90 and there are 885,579 shares remaining available for issuance.

Options granted under the 1991 Plan were granted at the fair market value of the Company's common stock on the date of grant and generally expire 7 years from the date of grant or at thirty days after termination of service, whichever occurs first. The options generally are exercisable beginning one year from date of grant and generally vest over a five-year period.

We received tax benefits of $1,278,000 in fiscal 2007 and $3,210,000 in fiscal 2006 on the exercise of non-qualified stock options and early dispositions of stock acquired through the exercise of the Incentive Stock Options under the 1991 and 2001 Plans and on purchases under ESPP. Such benefits were recognized as an increase in stockholders’ equity.

The table below shows information as of March 31, 2007, with respect to equity compensation plans under which equity securities of the Company are authorized for issuance. The Company’s equity compensation plans, consisting of the 1991 and 2001 Plans and ESPP were approved by security holders. We have no equity compensation plans that were not previously approved by our shareholders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,052,370	$27.11	1,117,636(1)
Equity compensation plans not approved by security holders	--	N/A	--

(1) Includes 232,057 shares reserved as of March 31, 2007 for future purchases by employees through payroll deductions under the Company’s ESPP.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following is a summary of share purchase activities by the issuer during the twelve months ended March 31, 2007. There was no purchase activity by an “affiliated purchaser” as defined in Rule 10b-18(a)(3):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

07/30/06 - 08/26/06	35,000	$31.62	--	749,100
12/31/06 - 01/27/07	10,000	37.09	--	739,100
01/28/07 - 02/24/07	10,000	37.58	--	729,100
Total	55,000	$33.70	--

(1)Our current share repurchase program, under which we repurchased these 55,000 shares during fiscal 2007, has been in place since 1999. We are not certain but do not believe we publicly announced this program, although our financial statements have reflected purchases from time to time under this program as have prior annual reports on Form 10-K. These 55,000 shares were purchased in open market transactions.

(2)We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. Our board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a new share repurchase program at the same time, authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced our 1999 repurchase plan. The 1999 repurchase program has no expiration date other than when an aggregate of 962,000 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired during the fiscal year ended March 31, 2007, nor has the Company decided to terminate any repurchase plan or program prior to its expiration. There are no existing repurchase plans or programs under which the Company does not intend to make further repurchases.

Item 6. Selected Financial Data

The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31. Fiscal year 2004 consisted of 53 weeks, whereas fiscal years 2007, 2006, 2005, and 2003 each consisted of 52 weeks.
	March 31,	April 1,	April 2,	April 3,	March 29,
	2007	2006	2005	2004	2003
Balance Sheet Data:
(in thousands)
Total assets	$185,932	$156,133	$126,377	$112,797	$108,671
Total current liabilities	$24,680	$22,709	$19,282	$15,023	$16,146

		Fiscal Year Ended
	March 31,	April 1,	April 2,	April 3,	March 29,
	2007	2006	2005	2004	2003
Statement of Income Data:
(in thousands, except per share amounts)
Net sales	$98,020	$80,098	$56,558	$51,394	$54,915
Income from operations(1)	27,904	19,532	7,650	1,126	2,752
Net income(1)	$21,427	$15,877	$6,459	$2,160	$2,855
Net income per share:
Basic(1)	$1.56	$1.19	$0.50	$0.17	$0.23
Diluted(1)	$1.53	$1.15	$0.49	$0.17	$0.22
Shares used in per share computation:
Basic	13,715	13,313	12,985	12,758	12,598
Diluted	14,040	13,770	13,239	13,051	12,757

______________
(1) The results for fiscal 2007 were impacted by all forms of stock based compensation as a result of the Company implementing Statement of Financial Accounting Standard 123(R) at the beginning of fiscal 2007. For more information on Stock-Based Compensation, see Notes 1. and 10. Stock-Based Compensation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, develop, manufacture, and market high voltage analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We supply standard and custom interface products primarily for use in the imaging, medical electronics and telecommunications markets. We also provide custom processing services for the manufacture of integrated circuits for customers using customer-owned designs and mask toolings.

The following discussion should be read in conjunction with the "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" and "Selected Financial Data" included elsewhere in this Form 10-K. The following table sets forth items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:
	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	40.5	44.3	48.7
Research and development	14.9	14.4	17.3
Selling, general and administrative	16.1	16.9	20.5
Income from operations	28.5	24.4	13.5
Interest income	5.0	3.7	2.8
Other income, net	0.7	0.9	0.6
Income before provision for income taxes	34.2	29.0	16.9
Provision for income taxes	12.3	9.2	5.5
Net income	21.9%	19.8%	11.4%

We operate in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal integrated circuits (ICs) and transistors.

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

Revenue Recognition

We recognize revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection of the resulting receivable is reasonably assured. For sales to original equipment manufacturers (OEMs), we use either a binding purchase order or signed agreement as evidence of an arrangement. For those customers which have a hub arrangement, we recognize sales when our products are transferred from the hub to the customer’s manufacturing facility. Sales through our distributors are evidenced by a distributor agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Because of the uncertainty associated with pricing concessions and possible returns, we defer the recognition of sales to all our distributors, domestic and foreign, and the related costs of sales until our distributors have sold the merchandise to their end-user customers. Our distributors provide us an inventory balance report at the end of each period, which enables us to determine products sold to their end-customer.

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

Sales Returns and Other Allowances

We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. We base these estimates on historical experience, analyses of outstanding Return Material Authorization and Allowance Authorization data and any other form of notification we receive of pending returns. We continuously monitor and track product returns and in circumstances where we are aware of a specific customer return or allowance which is over and above normal historical sales returns, we record a specific allowance against the amounts due, to reduce our net receivable from such customer. While our sales returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns occur.

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, we evaluate specific accounts where we have information that a specific customer may have an inability to meet its financial obligations to us (for example due to bankruptcy, etc.). In these cases, significant management judgments and estimates must be made, based on the best available facts and circumstances. We record a specific allowance for that customer against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Second, a minimum allowance is established for all other customer receivables as a percentage applied to outstanding accounts receivable. This percentage is based on our historical collection and write-off experience.

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

Additionally, we evaluate our ending inventories for excess quantities and obsolescence at each balance sheet date. This evaluation includes analyses of sales levels by product and projections of future demand during the next twelve months, which involves a great deal of management judgment on our part. Inventories on hand in excess of forecasted demand and inventories that we consider obsolete are reserved. In addition, we age our inventory based on start date. Inventory that has been inactive for more than one year is considered slow moving inventory and is also reserved. Additions to the provision are charged to the cost of sales. Subsequent changes in facts and circumstances do not result in the reduction of the allowance until these inventories are subsequently sold or scrapped. Any proceeds received will favorably impact gross margins.

While we have programs to minimize the required inventories on hand and consider technological obsolescence when estimating amounts required to reduce recorded amounts to market values, it is possible that such estimates could change in the near term. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and will be reflected in cost of sales in the period the revision is made.

Accounting for Investments

From time to time we may make investments in privately held companies, which require us to determine the carrying value of such investments.  On April 1, 2006 we held stock in a privately held company whose carrying value is zero. This investment was liquidated in fiscal 2007. As of March 31, 2007, we do not have any investments in privately held companies.

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

Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from timing differences in the recognition of revenue and expense for tax and financial statement purposes. Such deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, operating losses and tax credit carry-forwards. Changes in tax rates affect the deferred income tax assets and liabilities and are recognized in the period in which the tax rates are enacted.

Our management must determine the probability that it will be able to utilize its deferred tax assets. If we determine that recovery is unlikely, then a valuation allowance against its deferred tax asset must be recorded by increasing income tax expense. As of March 31, 2007, we believe that our deferred tax assets recorded on our balance sheet will be utilized. However, should there be a change in our ability to utilize or recover our deferred tax assets, an additional income tax expense would be incurred in the period in which it was determined that the recovery is not probable.

We maintain within our income tax payable account reserves for tax contingencies. The reserves amount was determined with considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases, ongoing tax audits, and other information. IRS examinations of our tax returns for fiscal years 2002 and 2003 are ongoing. We believe we have adequately provided in our financial statements for additional taxes that we estimate may be required to be paid as a result of these examinations. If the resulting tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result. If payment proves unnecessary, the reversal of tax liabilities would result in tax benefits being recognized in the period we determine the liabilities are no longer necessary. See “Provision for Incomes Taxes” of this section and “Note 8 - Income Taxes” to the Consolidated Financial Statements for further discussion.

Effective April 1, 2007, we will be required to adopt FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109” (“FIN No. 48”). In July 2006, the FASB issued FIN No. 48, which prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN No. 48, they will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN No. 48 on our consolidated financial position and results of operations.

Stock-Based Compensation

In fiscal years 1995 through 2006, we included in the Notes to our Consolidated Financial Statements a pro forma disclosure of the impact stock options would have on net income (loss) using the fair value stock option expense recognition method, as allowed under Statement of Financial Accounting Standards No. 123 and using an intrinsic value method, as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. A revised standard, SFAS No.123 (revised 2004), “Share Based Payment” (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including stock options) at fair value, was effective for us beginning with the first quarter of fiscal year 2007, which began on April 2, 2006. The adoption of SFAS 123R required us to apply a valuation model, which includes estimates and assumptions on the rate of forfeiture and expected life of options and stock price volatility. See “Note 1 - Nature of Business and Significant Accounting Policies” to the Consolidated Financial Statements for additional information regarding the adoption of SFAS 123R. If any of the assumptions used in the valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period and actual results may differ from estimates.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page 35 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Recent Developments

We operate in the highly cyclical global semiconductor market, evidenced by fluctuating demand cycles for our products. From a net sales trough in fiscal year 2004, demand has increased steadily in each of the past three fiscal years. In fiscal 2006, we experienced significant sales improvement partly due to the general economy and partly due to our many new products starting to ramp up production. This improvement in net sales and demand for our products continued in fiscal 2007. Quote activity and design wins have been strong in all the markets we serve. Our backlog is strong and our book-to-bill is greater than one. These are encouraging indicators for sales growth into fiscal 2008. Book-to-bill ratio is defined as sales orders received divided by orders shipped during the fiscal quarter. We believe that current booked orders will be shipped in fiscal 2008. However, our customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer, although these cases have been rare. For these reasons, purchase orders received are not necessarily reliable indicators of future sales. We believe that we will be able to substantially meet our production needs from our wafer fabrication and testing facilities in the coming fiscal year.

Results of Operations

Fiscal 2007 vs. Fiscal 2006

Net Sales

Net sales for the fiscal year 2007 were $98,020,000, a 22% increase compared to $80,098,000 for the prior fiscal year.

We operate in one business segment comprising of the design, development, manufacturing and marketing of high voltage analog and mixed signal integrated circuits. A breakdown of our total sales to customers in the Imaging, Medical Electronics, Telecom and Other markets as well as year-over-year changes are shown below (in thousands): The Company has a broad base of customers, which in some cases manufacture end products spanning multiple markets. As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation. Actual results may differ from those reported.

	Fiscal Years Ended
Markets	March 31, 2007		April 1, 2006		Year-Over-Year Change
Imaging	$41,058	42%	$34,366	43%	19%
Medical electronics	35,647	36%	27,468	34%	30%
Telecom	14,892	15%	13,920	18%	7%
Other	6,423	7%	4,344	5%	48%
Net sales	$98,020	100%	$80,098	100%	22%

Overall demand for our products in fiscal 2007 was higher compared to fiscal 2006 in all four of our major markets, which are Imaging, Medical Electronics, Telecom and Other. The increase in net sales of 22% is primarily due to higher unit shipments in our four major focus markets as several of our products, launched in fiscal 2005 through 2007, continued to ship in increasing volumes.

Sales to the Imaging market in fiscal 2007 showed an increase of 19% over the prior year primarily due to the continued increase in unit demand for EL drivers for cellular phones. We are one of the key providers of EL drivers for cell phones, PDAs, and watches. Sales of our EL drivers for other products and non-impact inkjet printers and plotters also grew in fiscal 2007. We are the leading supplier in the high-end industrial printer market, with both standard and custom products.

Our sales to the Medical Electronics market in fiscal 2007 increased 30% compared to the prior fiscal year. The sales increase is attributed to an increase in ultrasound units shipped, primarily due to an increasing ultrasound market worldwide and design wins of our analog switches and multiplexers as well as our high voltage pulser ICs. In recent years, the ultrasound market experienced significant growth in the transportable, hand-carried ultrasound (HCU) units. These high-performance, portable, affordable systems are accelerating the proliferation of ultrasound imaging to medical specialties other than the traditional clinical applications. Geographically, the market is expanding as well, as China, Korea and India are now designing and producing medical ultrasound machines. We believe that sales of our high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs to this market will continue to increase as the ultrasound market continues to expand globally. We are heavily investing in product development for the ultrasound market and we expect to introduce more new integrated pulser ICs as well as ultrasound receiver blocks. Custom high voltage pulsers are projected to contribute to our revenue growth in fiscal 2008.

Sales to the Telecom market in fiscal 2007 increased 7% compared to the prior fiscal year.  The increase in sales was the result of increased demand for our depletion transistors for switching equipment, DC-to-DC converters, long haul ring generators, line protection devices, voltage sequencer ICs and high voltage amplifier arrays for the optical-to-optical telecom market.  We project flat to moderate growth in this market during fiscal 2008.

Sales to the Other market in fiscal 2007 increased 48% compared to the prior fiscal year.  The increase was primarily due to introduction of our new line of LED and LED backlight drivers for flat screen TVs and general lighting. We expect increasing sales in this market, especially in the second half of fiscal 2008 and plan to report LED and LED backlight drivers as a separate market focus beginning in the first quarter of fiscal 2008.

Our principal markets are in the China, United States, Asia, and Europe. Sales by geography, based on where we ship our products rather than where the customers’ headquarters are located, as well as year-over-year change were as follows:

	Fiscal Years Ended
(Dollars in thousands)	March 31, 2007		April 1, 2006		Year-Over-Year Change
China	$32,449	33%	$23,835	30%	36%
Asia (excl. China & Japan)	16,209	17%	10,417	13%	56%
United States	29,265	30%	29,802	37%	-2%
Europe	11,834	12%	6,387	8%	85%
Japan	6,860	7%	7,284	9%	-6%
Other	1,403	1%	2,373	3%	-41%
Total Net Sales	$98,020	100%	$80,098	100%	22%

Net sales to international customers in fiscal 2007 were $68,755,000, or 70% of our net sales as compared to $50,296,000 or 63% of net sales for the prior fiscal year. The increases in sales to China and the Asian region are due to the growth in our overall business and the continuing transfer of our United States customer manufacturing from North Americas to international locations, mainly the Pacific Rim Region. The increase in sales to Europe is primarily due to design wins in Germany. The decrease in sales to our “Other” customers is primarily due to products reaching the end of life. Additional discussion regarding our sales based on geographic areas can be found in Note 13 of the “Notes to Consolidated Financial Statements.”

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing raw silicon wafers; cost associated with assembly, packaging, test, quality assurance and product yields; the cost of personnel, facilities, and equipment associated with manufacturing support; and net charges for excess or obsolete inventory.

Gross profit for fiscal year 2007 was $58,349,000 compared to $44,640,000 in fiscal year 2006.

As a percentage of net sales, gross margin was 60% for fiscal 2007 compared to 56% in the prior fiscal year. The improvement in gross margin was primarily attributed to higher sales, an increase in plant capacity utilization with economy of scale, and to a lesser degree a favorable product mix, which consisted of higher sales of our newer products replacing declining sales of the lower margin legacy products.

Depreciation expense in fiscal 2007 was essentially flat with fiscal 2006. During fiscal 2007, capital spending consisted primarily of replacement equipment with an approximate 10% capacity increase during the fourth fiscal quarter.

	Fiscal Years Ended
(Dollars in thousands)	March 31, 2007	April 1, 2006
Gross Margin Percentage	60%	56%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Sale of Previously Written Down Inventory	$1,645	$1,136
Percentage of Net Sales	1.7%	1.4%

Gross profit benefit resulting from the sale of inventory previously written down was $1,645,000 or 1.7% of net sales, compared to $1,136,000 or 1.4% of net sales in fiscal 2006.

In fiscal 2007, we adopted the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) which required us to recognize compensation expense for all employee stock-based compensation beginning in the quarter ending April 2, 2007. This recognition of additional compensation expense reduced our gross profit by $302,000.

Research and Development

	Fiscal Years Ended
(Dollars in thousands)	March 31, 2007	April 1, 2006	Year-Over-Year Change
R & D Expenses	$14,645	$11,540	27%
Percentage of Net Sales	15%	14%

Research and development (R&D) expenses include payroll and benefits, processing costs, and depreciation. We also expense proto-type wafers and mask sets related to new products as R&D expenses until new products are released to production.

Expenditures for R&D were $14,645,000 and $11,540,000 in fiscal 2007 and 2006, respectively. The net increase of $3,105,000 in R&D expense for the current year was primarily due to increased payroll and benefits in support of development activities for advanced manufacturing processes and experimental proto-type products. Approximately $1,382,000 of the increase in payroll and benefits expense resulted from adoption of SFAS 123R. Design-win activities remained strong in fiscal 2007 as we introduced thirty new products.

R&D expenses were 15% and 14% of net sales in fiscal 2007 and 2006, respectively. We expect to keep R&D spending in fiscal year 2008 at 15% to 17% of net sales.

Selling, General and Administrative (SG&A)

	Fiscal Years Ended
(Dollars in thousands)	March 31, 2007	April 1, 2006	Year-Over-Year Change
SG&A Expenses	$15,800	$13,568	16%
Percentage of Net Sales	16%	17%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax and compliance services related to Sarbanes-Oxley Act of 2002. In absolute dollars, SG&A expenses were $15,800,000 in fiscal 2007 compared to $13,568,000 in fiscal 2006.

The $2,232,000 increase in SG&A expenses results primarily from a $968,000 increase in payroll-related expenses of which $735,000 is attributable to employee stock-based compensation associated with adoption of SFAS 123R; an increase of approximately $655,000 in professional services expense including audit and Sarbanes-Oxley compliance; an increase in commissions and sales incentives of $361,000 and an increase in provision for doubtful accounts of $300,000.

SG&A expenses are expected to increase in absolute dollars as the Company expands sales and marketing presence worldwide to support the expected strong growth. SG&A expenses may fluctuate as a percentage of net sales.

Interest Income and Other Income, Net

	Fiscal Years Ended
(Dollars in thousands)	March 31, 2007	April 1, 2006	Year-Over-Year Change
Interest Income and Other Income, Net	$5,594	$3,673	52%
Percentage of Net Sales	6%	5%

Interest income and other income, net for fiscal year 2007 was $5,594,000 compared to $3,673,000 in fiscal 2006.

Interest Income Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $4,887,000 in fiscal 2007 compared to $2,959,000 in fiscal 2006. The increase in interest income in fiscal 2007 was due to higher interest rates on investments and to increases in cash, cash equivalents and short-term investments .

Other Income, Net Other income, net of $707,000 for fiscal 2007 was comparable to $714,000 for fiscal 2006.

Provision for Income Taxes The provision for incomes taxes represents Federal, state and foreign taxes. The provision for income taxes for fiscal 2007 was $12,071,000 at the estimated effective tax rate of 36% compared to $7,328,000, or a 32% effective tax rate for fiscal 2006. The higher effective tax rate in fiscal 2007 resulted from non-deductible stock based compensation expense under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), and the accrual of additional tax reserves related to prior year R&D tax credits as a result of ongoing tax audits. Our effective tax rate of 36% is less than the combined federal and state tax rate due to the benefit of tax exempt investment income and R&D tax credits, offset by the adverse impact of stock based compensation expenses.

Results of Operations

Fiscal 2006 vs. Fiscal 2005

Net Sales

Net sales for the fiscal year 2006 were $80,098,000, a 42% increase compared to $56,558,000 for the prior fiscal year

A breakdown of our total sales to customers in the Imaging, Medical Electronics, Telecom and Other markets as well as year-over-year changes are shown below (in thousands): The Company has a broad base of customers, which in some cases manufacture end products spanning multiple markets. As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation. Actual results may differ from those reported.

	Fiscal Years Ended				Year-Over-Year Change
Markets	April 1, 2006		April 2, 2005
Imaging	$34,366	43%	$16,069	28%	114%
Medical Electronics	27,468	34%	21,813	39%	26%
Telecom	13,920	18%	12,802	23%	9%
Other	4,344	5%	5,874	10%	-26%
Net Sales	$80,098	100%	$56,558	100%	42%

Overall demand for our products in fiscal 2006 was higher compared to fiscal 2005 in three of our four major markets, which are Imaging, Medical Electronics and Telecom. Overall sales to the Other market declined. The increase in net sales of our three focused markets is primarily due to higher unit shipments across these markets as semiconductor market conditions improved and several of our new products, launched in fiscal 2005 and 2006, began shipping in higher volumes faster than normal gestation periods. We did not have material sales price erosion on its products throughout fiscal 2006.

Sales to the Imaging market in fiscal 2006 showed an increase of 114% over the prior year primarily due to the continued increase in unit demand for EL drivers for cellular phones. We are one of the key providers of EL drivers for cell phones, PDAs, and watches. Sales of our EL drivers for other products and non-impact inkjet printers and plotters remained steady in fiscal 2006. We are the leading supplier in the high-end industrial printer market, with both standard and custom products.

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

The Company’s principal markets are in China, the United States, Asia, and Europe. Sales by geography, based on where we ship our products rather than where the customers’ headquarters are located, as well as year-over-year change were as follows:

	Fiscal Years Ended				Year-Over-Year Change
(Dollars in thousands)	April 1, 2006		April 2, 2005
China	$23,835	30%	$6,161	11%	287%
Asia (excl. China & Japan)	10,417	13%	5,050	9%	106%
United States	29,802	37%	31,796	56%	-6%
Europe	6,387	8%	5,133	9%	24%
Japan	7,284	9%	6,673	12%	9%
Other	2,373	3%	1,745	3%	36%
Total Net Sales	$80,098	100%	$56,558	100%	42%

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

Depreciation expense in fiscal 2006 was slightly below fiscal 2005 level. During fiscal 2006, capital spending consisted primarily of replacement or upgrade of equipment. We had completed major upgrades of the wafer fabrication and test facilities in fiscal 2003 which generated sufficient capacity for the foreseeable future.

	Fiscal Years Ended
(Dollars in thousands)	April 1, 2006	April 2, 2005
Gross Margin Percentage	56%	51%
Included in Gross Margin Percentage Above Gross Margin Benefit from Sale of Previously Written Down Inventory	$1,136	$990
Percentage of Net Sales	1.4%	1.8%

Gross margin benefit resulting from the sale of inventory previously written down was $1,136 or 1.4% of net sales, compared to $990,000 or 1.8% of net sales in fiscal 2005.

Research and Development

	Fiscal Years Ended		Year-Over-Year Change
(Dollars in thousands)	April 1, 2006	April 2, 2005
R&D Expenses	$11,540	$9,780	18%
Percentage of Net Sales	14%	17%

Research and development (R&D) expenses include payroll and benefits, process development costs, and equipment depreciation. We also expense proto-type wafers and mask sets related to new products as R&D expenses until the new products are released to production.

Dollar expenditures for R&D were $11,540,000 and $9,780,000 for fiscal 2006 and 2005, respectively. The net increase of $1,760,000 in R&D expense for fiscal year 2006 was primarily due to increased headcount and due to increased process development activities for experimental proto-type products. Design-win activities remained strong in fiscal 2006.

R&D expenses were 14% and 17% of net sales in fiscal 2006 and 2005, respectively.

Selling, General and Administrative (SG&A)

	Fiscal Years Ended		Year-Over-Year Change
(Dollars in thousands)	April 1, 2006	April 2, 2005
SG&A Expenses	$13,568	$11,583	17%
Percentage of Net Sales	17%	20%

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

The $1,985,000 increase in SG&A expenses results primarily from a $1,105,000 increase in payroll-related expenses due to increased headcount, increase in commissions of $690,000, increase in salesman bonus expenses of $281,000, increase is sales related travel and other expenses of $144,000; partially offset by a $160,000 decrease in advertising and publication expenses, and a $75,000 decrease in depreciation and amortization expenses.

Interest Income and Other Income, Net

	Fiscal Years Ended		Year-Over-Year Change
(Dollars in thousands)	April 1, 2006	April 2, 2005
Interest Income and Other Income, Net	$3,673	$1,909	93%
Percentage of Net Sales	5%	3%

Interest income and other income, net for fiscal year 2006 was $3,673,000 compared to $1,909,000 in fiscal 2005.

Interest Income Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $2,959,000 in fiscal 2006 compared to $1,603,000 in fiscal 2005. The increase in interest income was due primarily to higher amount of cash, cash equivalents and short-term investments and higher interest rates on these investments throughout fiscal 2006.

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

Financial Condition

Overview

Cash, cash equivalents and short-term investment balance as of March 31, 2007 was $138,916,000, compared with $110,646,000 on April 1, 2006, and $88,417,000 on April 2, 2005. Net working capital was $151,562,000, an increase of $27,119,000 from $124,443,000 as of April 1, 2006. Working capital is defined as current assets less current liabilities. The increase in working capital was mostly the result of cash provided from operations.

Liquidity and Capital Resources

Fiscal 2007

In summary, our cash flows were as follows:

	Fiscal Years Ended
(Dollars in thousands)	March 31, 2007	April 1, 2006	April 2, 2005
Net cash provided by operating activities	$28,151	$16,838	$10,811
Net cash used in investing activities	(36,856)	(35,060)	(32,252)
Net cash provided by financing activities	3,703	7,242	2,358
Net decrease in cash and cash equivalents	$(5,002)	$(10,980)	$(19,083)

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the year ended March 31, 2007, net cash provided by operating activities was $28,151,000, compared to $16,838,000 and $10,811,000 in fiscal 2006 and 2005, respectively. The increase in fiscal year 2007 compared to 2006 was primarily due to a decrease in accounts receivable balances in fiscal 2007, as sales softened in the second half of the fiscal year, compared to a increase at the end of fiscal 2006, and higher net income in fiscal 2007. Partially offsetting these items were an increase in inventories, a decrease in tax benefit from exercise of stock options, a reclass of non-cash excess tax benefit from operating activities into financing activities as required by SFAS 123R, and changes in trade accounts payable and accrued expenses. Fiscal year 2007 included share-based compensation charges of $2,428,000.

Investing Activities

Investing cash flows consist primarily of capital expenditures and purchases of short-term investments, partially offset by sales of short-term investments. Cash used in investing activities was slightly higher in fiscal year 2007 than in fiscal 2006. This was due to the timing of purchases and sales of short-term investments and slightly higher capital expenditures. We spent $275,000 expanding our wafer fab capacity by approximately 10% during the fourth fiscal quarter of 2007.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 1991 and 2001 Plans and sales of stock through the ESPP, reclass of non-cash excess tax benefit from operating into financing activities as required by SFAS 123R, and of repurchases of stock on the open market. Net cash provided by financing activities in fiscal 2007 was lower compared to fiscal 2006 primarily due to reduced proceeds from the exercise of employee stock options under the 1991 and 2001 Plans and sale of stock through the ESPP. During fiscal 2007, we amended the ESPP to decrease the discount afforded to employees from at least 15% to 5%, which satisfied the requirement of a non-compensatory plan for SFAS 123R purposes and reduced the employee participation in the ESPP. In addition, stock option exercises declined during fiscal 2007 compared to fiscal 2006.

We expect to spend approximately $5,400,000 for capital acquisitions in fiscal 2008. We believe that we have substantial production capacity in place to handle any projected increase in business in fiscal 2008. Most of our $8,651,000 of property, plant and equipment, net are located in the United States. We also believe that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months.

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

Our operating activities generated cash of $16,838,000, $10,811,000, and $9,617,000 for fiscal 2006, 2005, and 2004, respectively. The positive cash flows from operating activities in fiscal 2006 of $16,838,000 were primarily attributable to net income of $15,877,000, adjusted for non-cash items of $9,252,000, and partially offset by changes in working capital of $8,291,000. Net operating cash flows for fiscal 2006 were favorably impacted by non-cash charges for depreciation of $2,854,000, provisions relating to inventory of $2,293,000, provisions for doubtful accounts and sales returns totaling $1,035,000, and a tax benefit associated with employee stock option exercises of $3,210,000. Working capital sources of cash included an increase in accounts payable and accrued expenses of $3,816,000 primarily from timing of payments and increased accruals for employee benefits payable. Working capital uses of cash included an increase in accounts receivable of $7,961,000 due primarily to higher sales, an increase in inventories of $2,212,000 to support our sales growth in fiscal 2006, an increase in fair market value of short-term investments categorized as trading securities of $1,059,000, an increase in prepaid expenses and other assets of $486,000, and a decrease in income taxes payable of $345,000. The increase in short-term investments categorized as trading securities, which consists entirely of assets held in the Supplemental Employee Retirement Plan (SERP), included contributions from employees net of withdrawals.

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

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements. Noted below under “Contractual Obligations” are various commitments we have associated with our business such as lease commitments, open purchase obligations and other items that are not recorded on our balance sheet, since we have not yet received the related goods or services as of March 31, 2007.

Contractual Obligations

The following table summarizes our significant contractual cash obligations at March 31, 2007, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (1)	$4,588	$1,017	$2,530	$1,041	$--
Purchase obligations (2)	8,922	8,906	16	--	--
Total Contractual Cash Obligations	$13,510	$9,923	$2,546	$1,041	$--

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense, net of sublease for fiscal 2007 amounted to $962,000.
(2) To obtain favorable pricing and resource commitment, we commit to volume purchase to suppliers of our manufacturing materials.

Common Stock Repurchases

Share repurchase activities for fiscal 2007 and 2006 were as follows:

	Fiscal Years Ended
	March 31, 2007	April 1, 2006
Number of shares repurchased	55,000	67,900
Cost of shares repurchased	$1,853,000	$1,080,000
Average price per share	$33.70	$15.91

Since the inception of the repurchase program in 1992 through March 31, 2007, we repurchased a total of 1,170,900 shares of our common stock for an aggregate cost of $9,180,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. At March 31, 2007, 729,100 shares remained authorized for repurchases under the program.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for us in fiscal year 2008. We are currently assessing the potential impact that the adoption of SFAS No. 159 will have on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using multiple approaches and provides for a one-time cumulative effect transition adjustment. We adopted SAB No. 108 in fiscal year 2007. The adoption of SAB No. 108 had no impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This Statement is effective for us in fiscal year 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 is effective for us in fiscal year 2008. We are currently evaluating the effect that the adoption of FIN No.48 will have on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates. We do not use derivatives to alter the interest characteristics of its investment securities. We have no holdings of derivative or commodity instruments, and our holdings are for purposes other than trading purposes. Our portfolio is primarily comprised of fixed rate securities. Investments and cash and cash equivalents generated interest income of $4,887,000 in fiscal year 2007. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also adversely impact the fair value of our investments, however, we believe the impact would be minimal since the investment maturities of these securities are short. As of March 31, 2007, we had no long-term debt outstanding.

The table below presents the fair value of our interest bearing investment portfolio at March 31, 2007 and April 1, 2006:

			Weighted Average Interest Rate for the Fiscal Year Ended
(Dollars in thousands)	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Available-for-sale securities:
Tax-exempt securities	$109,550	$76,200	3.9%	3.5%

Foreign Currency Exchange Risks

We do not hedge any potential risk from any foreign currency exposure. With our operations in Hong Kong, we face exposure to an adverse change in the exchange rate of the Hong Kong dollar. We believe that our exposure is relatively small, thus we do not employ hedging techniques designed to mitigate this foreign currency exposure. Likewise, we could experience unanticipated currency gains or losses. As the level of activity at this operation changes over time, actual currency gains or losses could have an adverse impact to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Each of the quarters presented consisted of 13 weeks (in thousands, except per share amounts):

	Quarters Ended
	Mar 31,	Dec 30,	Sep 30,	July 1,	Apr 1,	Dec 31,	Oct 1,	Jul 2,
	2007	2006	2006	2006	2006	2005	2005	2005
(Unaudited)
Statement of Income Data:
Net sales	$22,836	$24,098	$26,521	$24,565	$23,964	$19,915	$20,226	$15,993
Costs of sales	9,669	9,860	10,305	9,837	10,647	9,161	8,844	6,806
Gross profit (margin)	13,167	14,238	16,216	14,728	13,317	10,754	11,382	9,187
Income from operations	5,798	6,398	8,732	6,976	6,258	4,498	5,536	3,240
Income before provision for income taxes	7,486	8,048	9,700	8,264	7,424	5,397	6,238	4,146
Net income	$5,022	$5,493	$5,996	$4,916	$5,122	$3,689	$4,247	$2,819
Net income per share
Basic	$0.36	$0.40	$0.44	$0.36	$0.38	$0.27	$0.32	$0.22
Diluted	$0.36	$0.39	$0.43	$0.35	$0.37	$0.26	$0.31	$0.21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, including, without limitation, that such information is accumulated and communicated to Company management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Limitations on the Effectiveness of Disclosure Controls. In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Company management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2007, and have determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting which is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that, as of March 31, 2007, our internal control over financial reporting is effective.

(c) Attestation Report of the Registered Public Accounting Firm.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K, and have also audited management’s assessment of the effectiveness of our internal control over financial reporting as well as the effectiveness of our internal control over financial reporting as of March 31, 2007. The Report appears under Item 15(a)(1).

(d)  Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Item 9B. Other Information.

None

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Stockholders to be held on August 17, 2007 (the “Proxy Statement”).

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under "Election of Directors" in the Proxy Statement and is incorporated by reference. The information required by Item 405 of Regulation S-K with respect to disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Compliance with Section 16(a) of the Exchange Act” in the 2007 Proxy Statement. The required information regarding executive officers is included in Part I hereof under caption "Executive Officers of the Company."

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

The information required by this item 10 regarding our nominating and corporate governance committee, our audit committee and audit committee financial expert is incorporated by reference from the information contained in the Proxy Statement.

Item 11. Executive Compensation

Information regarding the Company's remuneration of its officers and directors is set forth under "Compensation of Directors" and "Compensation of Executive Officers" in the 2007 Proxy Statement and is incorporated by reference. Other information required by this Item 11 is set forth under “Report of the Executive Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in the 2007 Proxy Statement and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the 2007 Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is set forth under “Certain Relationship and Related Transactions” in the 2007 Proxy Statement and is incorporated by reference and information regarding our corporate governance is set forth under “Election of Directors” in the 2007 Proxy Statement and is incorporated by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item regarding accounting fees and services is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this form:
                                                                                                   Page
1. Report of Independent Registered Public Accounting Firm.................................................................................................................................................................................  34

2. Consolidated Financial Statements:
Consolidated Balance Sheets at March 31, 2007 and April 1, 2006...........................................................................................................................................        35
For the three years ended March 31, 2007, April 1, 2006 and April 2, 2005:

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

10.6c (7)          2000 Employee Stock Purchase Plan.

10.6d (8)          2001 Stock Option Plan, which became effective, with form of stock option agreement.

10.7 (2)            Profit Sharing Plan.

21.1	Subsidiary of the Registrant.

23.1                 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1                 Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

  (b)  Exhibits 23.1, 24.1, 31.1, 31.2, 32.1 and 32.2 are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SUPERTEX, INC.

Dated: June 14, 2007                     /s/ PHILLIP A. KAGEL
               Phillip A. Kagel
           Vice President of Finance and Chief Financial Officer
               (Principal Financial and Accounting Officer)

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

Signature                                     Title                                                 Date

/s/ HENRY C. PAO                                President, Chief Executive Officer  June 14, 2007
(Henry C. Pao)

/s/ PHILLIP A. KAGEL                             Vice President, Finance and Chief Financial Officer                                                                                      June 14, 2007
(Phillip A. Kagel)                                                                                                         (Principal Financial and Accounting Officer)

/s/ BENEDICT C. K. CHOY                                                                                        Senior Vice President, Technology Development               June 14, 2007
(Benedict C. K. Choy)

/s/ W. MARK LOVELESS                                                                                          Director                                                 June 14, 2007
(W. Mark Loveless)

/s/ ELLIOTT SCHLAM                                                                                              Director                                                 June 14, 2007
(Elliott Schlam)

/s/ MILTON FENG                                      Director                                                 June 14, 2007
(Milton Feng)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Supertex, Inc.

We have completed integrated audits of Supertex, Inc.’s 2007, 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2007 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the financial position of Supertex, Inc. and its subsidiary at March 31, 2007 and April 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective April 2, 2006 the Company changed its method of accounting for share-based payments.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for our assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
June 12, 2007

SUPERTEX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2007	April 1, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$22,652	$27,654
Short-term investments	116,264	82,992
Trade accounts receivable	12,793	14,824
Inventories	14,238	12,543
Prepaid expenses and other current assets	2,172	1,358
Deferred income taxes	8,123	7,781
Total current assets	176,242	147,152
Property, plant and equipment, net	8,651	8,048
Other assets	140	141
Deferred income taxes	899	792
Total assets	$185,932	$156,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$4,120	$3,725
Accrued salaries and employee benefits	12,102	11,227
Other accrued liabilities	2,175	1,498
Deferred revenue	2,965	3,566
Income taxes payable	3,318	2,693
Total current liabilities	24,680	22,709

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, no par value -- 10,000 shares authorized, none outstanding	--	--
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 13,794 shares (2007) and 13,608 shares (2006)	54,741	46,692
Retained earnings	106,511	86,732
Total shareholders' equity	161,252	133,424
Total liabilities and shareholders’ equity	$185,932	$156,133

See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

                                                                                                                                                Fiscal Years Ended

	March 31, 2007	April 1, 2006	April 2, 2005
Net Sales	$ 98,020	$ 80,098	$ 56,558
Cost and expenses:
Cost of sales	39,671	35,458	27,545
Research and development	14,645	11,540	9,780
Selling, general and administrative	15,800	13,568	11,583
Total costs and expenses	70,116	60,566	48,908
Income from operations	27,904	19,532	7,650
Interest income	4,887	2,959	1,603
Other income, net	707	714	306
Income before provision for income taxes	33,498	23,205	9,559
Provision for income taxes	12,071	7,328	3,100
Net income	$ 21,427	$ 15,877	$ 6,459

Net income per share
Basic	$ 1.56	$ 1.19	$ 0.50
Diluted	$ 1.53	$ 1.15	$ 0.49
Shares used in per share computation
Basic	13,715	13,313	12,985
Diluted	14,040	13,770	13,239

See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Number of Common Shares	Stock Amount	Retained Earnings	Shareholders’ Equity

Balance, April 3, 2004	12,889	$32,134	$65,640	$97,774
Stock options exercised	183	2,330	--	2,330
Shares received in lieu of cash for exercise of options	(8)	(181)	--	(181)
Issuance of shares under ESPP	48	623	--	623
Stock repurchased	(26)	(67)	(347)	(414)
Tax benefit from stock options	--	504	--	504
Net income	--	--	6,459	--
Total comprehensive income	--	--	--	6,459
Balance, April 2, 2005	13,086	35,343	71,752	107,095
Stock options exercised	553	8,289	--	8,289
Shares received in lieu of cash for exercise of options	(21)	(666)	--	(666)
Issuance of shares under ESPP	58	699	--	699
Stock repurchased	(68)	(183)	(897)	(1,080)
Tax benefit from stock options	--	3,210	--	3,210
Net income	--	--	15,877	--
Total comprehensive income	--	--	--	15,877
Balance, April 1, 2006	13,608	46,692	86,732	133,424
Stock options exercised	229	4,278	--	4,278
Shares received in lieu of cash for exercise of options	(8)	(387)	--	(387)
Issuance of shares under ESPP	20	657	--	657
Stock repurchased	(55)	(205)	(1,648)	(1,853)
Stock-based compensation expense	--	2,428	--	2,428
Tax benefit from stock options	--	1,278	--	1,278
Net income	--	--	21,427	--
Total comprehensive income	--	--	--	21,427
Balance, March 31, 2007	13,794	$54,741	$106,511	$161,252

See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
CASH FLOWS FROM OPERATING ACTIVITIES	March 31, 2007	April 1, 2006	April 2, 2005

Net income	$21,427	$15,877	$6,459
Non-cash adjustments to net income:
Depreciation and amortization	2,904	2,854	3,341
Provision for doubtful accounts and sales returns	854	1,035	1,335
Provision for excess and obsolete inventories	2,454	2,293	1,777
Deferred income taxes	(449)	(140)	(2,500)
Stock-based compensation	2,428	--	--
Tax benefit related to stock-based compensation plans	1,278	3,210	504
Excess tax benefit related to stock-based compensation	(1,008)	--	--
Changes in operating assets and liabilities:
Short-term investments, categorized as trading	78	(1,059)	(726)
Trade accounts receivable	1,177	(7,961)	(1,566)
Inventories	(4,149)	(2,212)	(1,795)
Prepaid expenses and other assets	(814)	(486)	(277)
Trade accounts payable and accrued expenses	1,947	3,816	2,350
Deferred revenue	(601)	(44)	356
Income taxes payable	625	(345)	1,553
Net cash provided by operating activities	28,151	16,838	10,811
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(3,507)	(2,910)	(1,602)
Sales of short-term investments, categorized as available-for-sale	992,920	760,474	396,258
Purchases of short-term investments, categorized as available-for-sale	(1,026,269)	(792,624)	(426,908)
Net cash used in investing activities	(36,856)	(35,060)	(32,252)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	4,548	8,322	2,772
Stock repurchased	(1,853)	(1,080)	(414)
Excess tax benefit related to stock-based compensation	1,008	--	--
Net cash provided by financing activities	3,703	7,242	2,358
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,002)	(10,980)	(19,083)

CASH AND CASH EQUIVALENTS:
Beginning of period	27,654	38,634	57,717
End of period	$22,652	$27,654	$38,634

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$10,866	$4,866	$3,543

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

Fiscal Period

The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31st. Fiscal year 2007 comprises 52 weeks, fiscal year 2006 comprises 52 weeks, and fiscal year 2005 comprises 52 weeks.

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

Short-term Investments

At March 31, 2007, short-term investments categorized as available-for-sale consisted entirely of investments in tax-exempt fixed income securities and are presented within short-term investments on the consolidated balance sheets. Short-term investments categorized as trading consisted entirely of investments held by the Company’s Supplemental Employee Retirement Plan (SERP) and are presented as short-term investments on the consolidated balance sheets.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company’s marketable investments are classified as available-for-sale securities and are reported at fair value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized holding gains and losses are reported in accumulated other comprehensive income (loss), a separate component of shareholders’ equity, until realized. To date, unrealized gains and losses have not been material. Realized gains on available-for-sale securities are included in interest and other income in the Company’s consolidated statements of income. Realized losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other expense in the Company’s consolidated statements of income. There were no realized losses and declines in value judged to be other than temporary recorded in fiscal year 2005, 2006, and 2007. The specific identification method is used to determine the cost of securities sold.

The Company’s available-for-sale portfolio in fiscal 2007 is composed entirely of auction rate securities. Even though the stated maturity dates of these investments may be one year or more beyond the balance sheet dates, the Company has classified all marketable investments, including auction rate securities as short-term investments. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Current Liabilities,” the Company views its available-for-sale portfolio as available for use in its current operations. Based upon historical experience in the financial markets as well as Company’s specific experience with these investments, the Company believes there is a reasonable expectation of completing a successful auction within the subsequent twelve-month period. During its history of investing in these securities, the Company has not been unable to sell its holdings of these investments. Accordingly, the Company believes that the risk of non-redemption of these investments within a year to be minimal.

Investments in equity securities that are not traded on public markets are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of such equity investments and when a decline in the value is other than temporary, the securities are reduced to their fair value. The Company did not have any investments in equity securities that were not traded on public markets at March 31, 2007 and April 1, 2006.

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

Concentration of credit risk and foreign operations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company’s accounts receivable are derived from sales and earned from customers located in the U.S. and certain foreign countries and regions, including Europe, Asia and Japan. For the years ended March 31, 2007, April 1, 2006, and April 2, 2005, sales to foreign customers based on destination locations were all denominated in U.S. dollars and accounted for 70%, 63%, and 44%, of net sales, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers.

Foreign Currency Risk

Because of the Company’s operations in Hong Kong, the Company may face exposure to an adverse change in the exchange rate of the Hong Kong dollar that is currently pegged to the U.S. dollar. The Company believes that its exposure is relatively small, thus it does not employ hedging techniques designed to mitigate this foreign currency exposure. The Company could experience unanticipated currency gains or losses. As the level of activity at this operation changes over time, actual currency gains or losses could have an adverse impact to the consolidated financial statements.

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

Revenue Recognition

The Company recognizes revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection of the resulting receivable is reasonably assured. For sales to original equipment manufacturers (OEMs), the Company uses either a binding purchase order or signed agreement as evidence of an arrangement. Sales through distributors are evidenced by a distributor agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Sales to distributors are made primarily under arrangements allowing limited rights of return, limited price protection and limited right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and possible returns, the Company defers the recognition of such sales and the related costs of sales until distributors have sold the merchandise to their end-user customers. The distributors provide an inventory balance report at the end of each period, which enables the Company to determine products sold to their end-customers and include the inventory balance in its balance sheet.

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

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Research and Development Expense

All research and development expenses that have no alternative future use are expensed as incurred. Research and development expenses consist primarily of payroll and benefits of those employees engaged in research, new process development activities, new product design and development activities, costs related to design tools, license expenses related to intellectual property, supplies and services; depreciation and other occupancy costs. The Company also expenses proto-type wafers and mask sets related to new products until such new products are released to production.

Net Income per Share

Basic net income is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issuable through stock options.

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

The Company elected to adopt the modified prospective application transition method as provided by SFAS 123R. Accordingly, during the fiscal year, the Company recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated.

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosures”. No employee stock-based compensation was reflected in net income for the fiscal years ended April 1, 2006 and April 2, 2005, as all options granted to employees and directors had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for us in fiscal year 2008. We are currently assessing the potential impact that the adoption of SFAS No. 159 will have on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using multiple approaches and provides for a one-time cumulative effect transition adjustment. We adopted SAB No. 108 in fiscal year 2007. The adoption of SAB No. 108 had no impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This Statement is effective for us in fiscal year 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 is effective for us in fiscal year 2008. We are currently evaluating the effect that the adoption of FIN No.48 will have on our financial position and results of operations.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. SHORT-TERM INVESTMENTS (in thousands):

The Company’s portfolio of short-term investments by contractual maturities is as follows:

	March 31, 2007	April 1, 2006
Available-for-sale securities:
Due after ten years	$109,550	$76,200

Trading securities:
Due in one year or less	6,714	6,792
	$116,264	$82,992

Short-term investments classified as available-for-sale securities consisted of :

	March 31, 2007	April 1, 2006
State and municipal agencies notes and bonds	$23,000	$10,000
Corporate notes and bonds	86,550	66,200
	$109,550	$76,200

Short-term investments classified as trading securities for fiscal years 2007 and 2006 consisted entirely of investments held by the Company’s Supplemental Employee Retirement Plan.

3. ACCOUNTS RECEIVABLE, NET (in thousands):

	March 31, 2007	April 1, 2006
Accounts receivable	$13,582	$15,496
Less: Allowance for doubtful accounts and sales returns	(789)	(672)
Total Trade accounts receivable	$12,793	$14,824

Allowance for doubtful accounts and sales returns are:

	March 31, 2007	April 1, 2006	April 3, 2005
Balance at beginning of fiscal year	$672	$704	$386
Charged to costs and expenses	854	1,035	1335
Write-off of accounts	(737)	(1,067)	(1,017)
Balance at end of fiscal year	$789	$672	$704

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representative and distributors. Sales to distributors and its related cost of sales are recognized upon resale to end-user customers.

A distributor accounted for 12% of net sales in both fiscal 2006 and 2007, respectively. The Company estimates that approximately 60% of the sales to this distributor in fiscal 2007 was subsequently sold to Motorola Inc., which is also the Company’s OEM customer. The Company estimates that Motorola Inc. accounted for a total of 24% and 23% of the Company’s net sales from both direct and indirect channels (“combined sales”) for the fiscal year 2007 and 2006, respectively. Combined sales to another OEM, General Electric Company, accounted for approximately 11% of net sales in fiscal 2007. In fiscal 2006, a contract manufacturer accounted for 13% of net sales. In fiscal 2005, a Japanese distributor accounted for 12% net sales. No other direct or indirect customers accounted for more than 10% of net sales in fiscal 2007, 2006 and 2005.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

One of the Company’s significant customers accounted for 21% of gross accounts receivable as of March 31, 2007. Two of the Company’s significant customers accounted for 17% and 12% of the gross accounts receivable as of April 1, 2006, respectively.

4. INVENTORIES (in thousands):

	March 31, 2007	April 1, 2006
Raw materials	$1,648	$1,214
Work-in-process	8,382	7,644
Finished goods	4,208	3,685
Total Inventories	$14,238	$12,543

The Company wrote down inventory valued at $2,454,000 and $2,293,000 for fiscal year 2007 and 2006, respectively. The Company realized gross margin benefits from the sale of previously written down inventory of $1,645,000 and $1,136,000 for fiscal 2007 and 2006, respectively. Included in finished goods in the table above are inventories of $1,527,000 and $1,730,000 that were held by distributors and for revenues that were deferred as of March 31, 2007 and April 1, 2006, respectively.

5. PROPERTY, PLANT AND EQUIPMENT (in thousands):

	March 31, 2007	April 1, 2006
Land	$825	$825
Machinery and equipment	39,113	36,290
Leasehold improvements	2,566	2,429
Building	2,504	2,504
Furniture and fixtures	364	333
	45,372	42,381
Less accumulated depreciation and amortization	(36,721)	(34,333)
Property, plant and equipment, net	$8,651	$8,048

6. DEFERRED REVENUE (in thousands):

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

Deferred revenue consisted of:

	March 31, 2007	April 1, 2006
Shipments to distributors	$2,965	$3,454
Technology license	--	112
Total Deferred revenue	$2,965	$3,566

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. PRODUCT WARRANTY

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

The reductions to revenue for estimated product returns for the fiscal years 2007, 2006 and 2005 are as follows (in thousands):

Description	Balance at Beginning of Year	Charged (Credited to Income	)	Deductions and Other	Balance at End of Year
Twelve months ended March 31, 2007
Allowance for sales returns	$525	$646		$(972)	$199

Twelve months ended April 1, 2006
Allowance for sales returns	$463	$1,128		$(1,066)	$525

Twelve months ended April 2, 2005
Allowance for sales returns	$186	$1,278		$(1,001)	$463

8. INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Years Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Current
Federal	$11,881	$6,733	$4,487
State	1,131	162	167
Non-US	177	59	878
	13,189	6,954	5,532
Deferred
Federal	(1,238)	(310)	(2,381)
State	118	634	(51)
Non-US	2	50	--
	(1,118)	374	(2,432)

Total Provision for income taxes	$12,071	$7,328	$3,100

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

	Fiscal Years Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Tax provision at US statutory rates	35%	35%	35%
State tax provision, net of Federal benefits	4	4	3
Tax credits	(1)	(3)	(6)
Foreign earnings tax differential	--	--	2
Tax exempt investment income	(4)	(3)	(2)
Stock Based Compensation	2	--	--
Other	--	(1)	--
	36%	32%	32%

Significant components of deferred tax assets are as follows (in thousands):

	Fiscal Years Ended
Deferred tax assets:	March 31, 2007	April 1, 2006	April 2, 2005
Accrued employee benefits	$1,207	$784	$733
Stock-based compensation	104	--	--
Inventory reserves	2,635	1,890	1,604
Accrued liabilities	2,727	2,785	2,287
Deferred revenue on shipments to distributors	1,145	1,358	1,421
Allowances for doubtful accounts and sales returns	305	226	277
Depreciation and amortization	899	792	1,234
Tax credits	--	738	877
Total Deferred tax assets	$9,022	$8,573	$8,433

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

The Company maintains within its income tax payable account reserves for tax contingencies. The determination of the amount to reserve involves considerable judgment and estimation, and is continuously monitored by management based on best information available including changes in tax regulations, the outcome of relevant court cases, and other information. The IRS examinations on the Company's tax returns for 2002 and 2003 are ongoing. The Company believes that it has adequately provided in its financial statements for additional taxes that it estimates it may be required to pay as a result of the examination. If the resulting tax assessment exceeds the estimate of tax liabilities, an additional charge to expense will result. If payment proves unnecessary, the reversal of tax liabilities would result in tax benefits being recognized in the period we determine the liabilities are no longer necessary.

The domestic and foreign components of income before income taxes are (in thousands):

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Fiscal Years Ended
	March 31, 2007	April 1, 2006	April 2, 2005
United States	$32,834	$22,514	$7,489
Foreign	664	691	2,070
	$33,498	$23,205	$9,559

Undistributed earnings of the Company’s wholly owned Hong Kong subsidiary of $4,480,000 at March 31, 2007, are considered to be indefinitely reinvested and, accordingly, no provision for Federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to United States income taxes.

Tax benefits of $1,278,000 in 2007, $3,210,000 in 2006, and $504,000 in 2005 associated with the exercise of stock options were recognized in shareholders’ equity.

9. COMMON STOCK REPURCHASES

Share repurchase activities were as follows:

	Fiscal Years Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Number of shares repurchased	55,000	67,900	26,400
Cost of shares repurchased	$1,853,000	$1,080,000	$414,000
Average price per share	$33.70	$15.91	$15.68

Since the inception of the repurchase program in 1992 through March 31, 2007, the Company has repurchased a total of 1,170,900 shares of the common stock for an aggregate cost of $9,180,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. At March 31, 2007, 729,100 shares remained authorized for repurchases under the program.

10. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan -- The Company has a discretionary profit sharing plan for the benefit of eligible employees. Related expenses were $3,463,000, $2,318,000, and $977,000, in fiscal 2007, 2006, and 2005, respectively.

Savings and Retirement Plan -- The Supertex 401K Savings and Retirement Plan allows for employee savings intended to qualify under the provisions of Section 401 of the Internal Revenue Code (IRC). Employees having at least three months of service may make pretax contributions of up to the IRC maximum allowable amount of the employees’ qualified compensation. The Company matches certain percentages of employee contributions, all of which are 100% vested. In fiscal years 2007, 2006, and 2005, the Company's matching contributions were $147,000, $189,000, and $183,000, respectively.

Supplemental Employee Retirement Plan -- The Supplemental Employee Retirement Plan (the “SERP”) is a non-qualified deferred compensation plan that covers a select group of senior management or highly compensated employees of the Company. The SERP was adopted by the Company, effective January 1, 1996. The Plan assets at March 31, 2007 of $6,714,000 are included in short-term investments in the Company's consolidated balance sheet at March 31, 2007 and classified as trading securities. Such assets shall at all times be subject to claims of the general creditors of the Company. The Company’s liability for this plan as of March 31, 2007 amounts to $6,714,000 and this amount is included in accrued salaries and employee benefits in the Company’s consolidated balance sheet as of March 31, 2007. The Company does not make matching or other contribution to the Plan.

SERP obligations are based on the fair value of the underlying assets owed to participants as stipulated by the SERP and are included in accrued liabilities in the consolidated financial statements. The Executive Compensation Committee is

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

responsible for the general administration and interpretation of the SERP and for carrying out its provisions.

Employee Stock Purchase Plan -- The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the “ESPP”) and the reservation of shares of common stock for issuance under this Plan at the August 18, 2000 annual shareholders meeting. The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of the Company’s fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by the Board of Directors. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the ending of a six-month offering period. An eligible employee may purchase no more than 500 shares of common stock during any six-month accumulation period

For fiscal year 2007 there were 20,071 shares of the Company’s common stock that were issued under the ESPP compared to 57,683 shares and 48,456 shares of common stock issued in fiscal 2006 and 2005 respectively. There are 232,057 shares available for future issuance under the ESPP at the end of fiscal year 2007.

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

Activity under the 1991 Option Plan is as follows:

			Options Outstanding
	Available For Grant	Shares	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, April 3, 2004	--	962,230	$10.31 - $46.34	$17.10
Exercised	--	(150,020)	10.31 - 19.56	12.13
Canceled	14,560	(14,560)	12.53 - 46.34	21.30
Expired	(14,560)	--
Balance, April 2, 2005	--	797,650	10.31 - 46.34	17.96
Exercised	--	(423,360)	10.31 - 28.31	14.37
Canceled	39,400	(39,400)	10.75 - 46.34	15.34
Expired	(39,400)	--
Balance, April 1, 2006	--	334,890	10.75 - 46.34	22.80
Exercised	--	(116,890)	12.53 - 46.34	20.21
Canceled	1,500	(1,500)	46.34 - 46.34	46.34
Expired	(1,500)	--
Balance, March 31, 2007	--	216,500	$10.75 - $46.34	$24.04	0.87	$1,986,241
Exercisable/Vested, March 31, 2007		198,500		$25.24	0.84	$1,581,961

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Activity under the 2001 Option Plan is as follows:

		Options Outstanding
	Available For Grant	Shares	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, April 3, 2004	1,478,949	517,600	$11.30 - $21.31	$16.67
Granted	(205,600)	205,600	15.67 - 21.75	17.94
Exercised	--	(33,110)	11.30 - 18.52	15.42
Canceled	48,560	(48,560)	11.30 - 21.75	17.06
Balance, April 2, 2005	1,321,909	641,530	11.30 - 21.75	17.11
Granted	(342,800)	342,800	17.39 - 42.24	30.71
Exercised	--	(129,441)	11.30 - 21.75	17.04
Canceled	72,560	(72,560)	11.30 - 42.24	20.43
Balance, April 1, 2006	1,051,669	782,329	11.30 - 42.24	22.77
Granted	(226,650)	226,650	35.37 - 46.92	41.52
Exercised	--	(112,549)	11.30 - 33.67	17.02
Canceled	60,560	(60,560)	17.34 - 42.24	32.82
Balance, March 31, 2007	885,579	835,870	$11.30 - $46.92	$27.90	5.17	$4,436,976
Exercisable/Vested, March 31, 2007		165,140		$20.84	4.09	$2,042,575

The options outstanding and currently exercisable by exercise price under the combined 1991 and 2001 Option Plans at March 31, 2007 are as follows:

	Options Outstanding				Options Exercisable
Range of		Weighted-Average Remaining		Weighted-		Weighted-
Exercise	Number	Contractual		Average	Number	Average
Prices	Outstanding	Life (Years	)	Exercise Price	Outstanding	Exercise Price

$10.75 - $15.83	168,675	1.70		$12.12	122,675	$11.90
17.06 - 18.52	302,965	4.03		17.31	96,565	17.33
19.37 - 29.00	93,880	3.87		23.18	37,080	20.99
33.67 - 46.92	486,850	5.42		39.15	107,320	42.31
$ 10.75 - $46.92	1,052,370	4.29		$27.11	363,640	$23.24

The weighted average fair value of options granted during fiscal 2007, 2006, and 2005 was $18.90 per share, $15.61 per share, and $9.25 per share, respectively. All options were granted at market price of the Company's common stock on the date of grant.

Stock-based Compensation
As discussed in Note 1, the company adopted SFAS 123(R) as of April 2, 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Had the Company recorded compensation costs for stock options issued to employees under the Company’s stock option plans and Employee Stock Purchase Plan based on the fair value at

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the grant date for the awards consistent with the provisions of SFAS 123, the pro forma net income and net income per share for the fiscal years ended April 1, 2006 and April 2, 2005, respectively, would have been reduced to the pro-forma amounts (in thousands, except per share data):

	Fiscal Years Ended
(in thousands, except per share amount)	1-Apr-06	2-Apr-05
Net income - as reported	$15,877	$6,459
Stock-based employee compensation expense determined under fair value based method related to stock options	(834)	(1,141)
Stock-based employee compensation expense determined under fair value based method related to the employee stock purchase plan	(147)	(131)
Net income - pro forma	$14,896	$5,187
Net earnings per share - basic:
As reported	$1.19	$0.50
Pro forma	$1.12	$0.40
Net earnings per share - diluted
As reported	$1.15	$0.49
Pro forma	$1.10	$0.40

Impact of the Adoption of SFAS 123R.

The Company elected to adopt the modified prospective application transition method as provided by SFAS 123R. Accordingly, during the fiscal year, the Company recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The effect of recording stock-based compensation expense for the fiscal year ended March 31, 2007 is as follows (in thousands, except per share data):

Stock-based compensation expense included in:		Year Ended March 31, 2007
Cost of sales		$302
Research and development expenses		1,382
Selling, general and administrative expenses		735
Stock-based compensation expense effect on income before income taxes		2,419
Income tax effect		(205)
Net effect on net income		$2,214

Effect on cashflows:
Cashflows from operating activities	$	(1,008)
Cashflows from financing activities		1,008
Effect on net income per common share:
Basic		$0.16
Diluted		$0.16

During the fiscal year ended March 31, 2007, the Company granted 226,650 options with an estimated total grant date fair value of $4,284,000. Of this amount, the Company estimated that the employee stock-based compensation expense for the awards not expected to vest was $1,339,000. During the fiscal year, the Company recorded an employee stock-based

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

compensation expense of $2,419,000 related to stock options, which were either outstanding on April 1, 2006, or granted during fiscal 2007. As of March 31, 2007, the unrecorded employee stock-based compensation expense balance related to stock options was $5,512,000 net of forfeitures and will be recognized over an estimated weighted average amortization period of three and a half years.

Of the stock-based compensation expense, $2,000 was capitalized as inventory at March 31, 2007. The Company did not capitalize any stock-based compensation expense to inventory prior to the adoption of SFAS 123R.

Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. As a result of adopting SFAS 123R, $1,008,000 of excess tax benefits has been classified as cash flows from financing activities.

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

	Directors & Officers	All Other Employees
Expected term (years)	5.8	4.3
Stock volatility	51.0%	47.0%
Risk free interest rates	4.7%	4.7%
Dividends during expected term	0.0%	0.0%

The Company analyzed various data points to determine the most accurate expected term by group. In the course of its analysis, it considered various factors, including vesting terms and period of awards, contractual term of the award, employee historical exercise, post-vesting employment termination behavior and various other factors. The Company has identified its own historical volatility to be the most appropriate and most representative of the expected volatility rate to be used for valuing stock-based compensation under the Black-Scholes option-pricing model. Historical reports were pulled from the National Association of Securities Dealer Automated Quotations (“NASDAQ”). The expected volatility was based on the expected term of the two groups of options to be valued. The Company continues to use the estimate of risk-

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

free rate based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus the Company assumes an expected dividend yield of zero.

11. NET INCOME PER SHARE

Basic net income per share is calculated in accordance with SFAS No. 128, which requires dual presentation of basic and diluted net income per share on the face of the income statement. Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding plus the effect of all dilutive stock option grants representing potential shares of common stock outstanding during the period.

The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the basic and diluted net income per share calculations.

(in thousands, except per share value)	Fiscal Years Ended
	March 31, 2007	April 1, 2006	April 2, 2005
BASIC:
Weighted average shares outstanding	13,715	13,313	12,985
Net income	$21,427	$15,877	$6,459
Net income per share	$1.56	$$1.19	$$0.50

DILUTED:
Weighted average shares outstanding	13,715	13,313	12,985
Effect of dilutive securities: stock options	325	457	254
Total	14,040	13,770	13,239
Net income	$21,427	$15,877	$6,459
Net income per share	$1.53	$1.15	$0.49

Options to purchase the Company’s common stock of 377,637 shares at an average price of $38.00, 130,914 shares at an average price of $41.19 per share, and 299,620 shares at an average price of $29.00 per share in fiscal 2007, 2006, and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

12. RELATED PARTY TRANSACTIONS

The former Executive Vice President of the Company is a member of the Board of Directors for All American Semiconductor. All American Semiconductor is a national distributor of electronic components manufactured by others and is a major distributor of the Company. Sales to All American Semiconductor for fiscal years 2007, 2006, and 2005 were $1,822,000, $2,300,000, and $2,183,000, respectively. There were no net accounts receivable due from All American Semiconductor at March 31, 2007. The accounts receivable balance was $465,000 at April 1, 2006. The Company has no long-term distributorship agreement with All American Semiconductor, instead operating on the basis of purchase orders and sales order acknowledgement.

13. SEGMENT INFORMATION

The Company operates in one business segment comprising of the design, development, manufacturing and marketing of high voltage analog and mixed signal integrated circuits. The Company's principal markets are in the United States of America, Europe and Asia.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Below is a summary of net sales by major geographic area for the years ended March 31, 2007, April 1, 2006, and April 2, 2005 (in thousands):

	Fiscal Years Ended
Net Sales	March 31, 2007	April 1, 2006	April 2, 2005
China	$32,449	$23,835	$6,161
Asia (excluding China & Japan)	16,209	10,417	5,050
United States	29,265	29,802	31,796
Europe	11,834	6,387	5,133
Japan	6,860	7,284	6,673
Other	1,403	2,373	1,745
Total Net Sales	$98,020	$80,098	$56,558

Sales are attributed to geographic location based on product shipment destination location.

Property, plant and equipment, net by country was as follows (in thousands):

	March 31, 2007	April 1, 2006
United States	$7,516	$7,006
Hong Kong	1,135	1,042
Property, plant and equipment, net	$8,651	$8,048

14. COMMITMENTS AND CONTINGENCIES

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

The Company also leases a facility to house its operations in Hong Kong under an operating lease for the equivalent of approximately $10,800 per month exclusive of building maintenance fees, rates, taxes and other duties imposed by the government of Hong Kong upon the leased property. The original lease for 23,600 square feet was renewed in December 2006 and expires on November 30, 2009. The new lease for additional space of 4,500 square feet was signed in June 2006 and covers three years from September 16, 2006 to September 15, 2009. The Company an option to renew the new lease for another three years.

The Company leases a portion of a building under an operating lease from Fortuna Realty Co, a corporation owned by a former Supertex Director, Yunni Pao. The lease expired on April 1, 2007. Previously the Company leased a small part of the building. Under the lease, monthly rent was $10,442 per month and the Company was responsible for its pro-rata maintenance costs, including real property taxes, and other costs. This space was in turn subleased to one of the Company’s providers of epitaxial deposition services, expiring on April 1, 2007, essentially at cost. The total rental expenses paid to Fortuna Realty Co. were $125,000, $125,000, and $125,000 in fiscal years 2007, 2006 and 2005, respectively. The Company believes that the lease with Fortuna Realty Co. was at then the prevailing market rates.

The Company has other operating leases for its field sales offices in New York, Texas and Taiwan expiring at various dates through fiscal year 2007.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Future minimum lease payments and sublease income under all non-cancelable operating leases at March 31, 2007 are as follows (in thousands):

Fiscal Years	Operating Lease
2008	$1,017
2009	1,524
2010	1,006
2011	961
2012	80
Thereafter	--
$4,588

Facilities rental expenses, net of facilities sublease, were approximately $962,000, $1,032,000, and $919,000 (net of facilities sublease income of $255,000, $249,000, and $135,000) in fiscal years 2007, 2006, and 2005, respectively.

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

10.7 (2)            Profit Sharing Plan.
21.1                 Subsidiary of the Registrant.

23.1                 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1    Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-69594, 333-47606 and 033-43691) of Supertex, Inc. of our report dated June 12, 2007, relating to the financial statements, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
June 12, 2007

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

Date: June 14, 2007                                                             /s/ HENRY C. PAO
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

(e)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(f)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(g)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

(h)
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

(c)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

(d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 14, 2007                                                 /s/ PHILLIP A. KAGEL
Phillip A. Kagel
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

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

Date: June 14, 2007                                                                 /s/ HENRY C. PAO
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

EXHIBIT 32.2

STATEMENT OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER UNDER 18 U.S.C. § 1350

I, Phillip A. Kagel, the vice president of finance and chief financial officer of Supertex, Inc., a California corporation (the “Company”), certify pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, that to my knowledge:

(i)
the Annual Report of the Company on Form 10-K for the period ending April 1, 2006 (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 14, 2007                                                                 /s/ PHILLIP A. KAGEL
Phillip A. Kagel
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

The material contained in this Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.