Form 10-Q
period 2007-06-30
SUPERTEX INC
filed 2007-08-08
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2007
Common Stock, no par value	13,752,508
Exhibit index is on Page 27
Total number of pages: 31

SUPERTEX, INC.
QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	June 30, 2007	July 1, 2006
Net sales	$20,762	$24,565
Cost of sales(1)	8,076	9,837
Gross profit	12,686	14,728
Research and development(1)	3,765	3,949
Selling, general and administrative(1)	3,646	3,803
Total operating expenses	7,411	7,752
Income from operations	5,275	6,976
Interest income	1,380	1,111
Other income, net	127	177
Income before provision for income taxes	6,782	8,264
Provision for income taxes	2,309	3,348
Net income	$4,473	$4,916
Net income per share:
Basic	$0.32	$0.36
Diluted	$0.32	$0.35

Shares used in net income per share computation:
Basic	13,769	13,646
Diluted	13,998	14,009

(1)Includes amortization of stock-based compensation as follows. See Note 2 for more information:
Cost of sales	$142	$65
Research and development	$276	$387
Selling, general and administrative	$238	$196

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$21,369	$22,652
Short-term investments	120,109	116,264
Trade accounts receivable, net of allowances of $753 and $789	12,571	12,793
Inventories	16,060	14,238
Prepaid expenses and other current assets	1,608	2,172
Deferred income taxes	8,123	8,123
Total current assets	179,840	176,242
Property, plant and equipment, net	9,745	8,651
Other assets	354	140
Deferred income taxes	1,823	899
TOTAL ASSETS	$191,762	$185,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$4,077	$4,120
Accrued salaries and employee benefits	12,190	12,102
Other accrued liabilities	1,663	2,175
Deferred revenue	3,271	2,965
Income taxes payable	1,532	3,318
Total current liabilities	22,733	24,680
Income taxes payable, noncurrent	5,064	--
TOTAL LIABILITIES	27,797	24,680

Commitments and contingencies (See Note 7)

Shareholders’ equity:
Preferred stock, no par value - 10,000 shares authorized, none outstanding	--	--
Common stock, no par value - 30,000 shares authorized; issued and outstanding 13,737 and 13,794 shares	55,909	54,741
Retained earnings	108,056	106,511
TOTAL SHAREHOLDERS' EQUITY	163,965	161,252
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$191,762	$185,932

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	June 30, 2007	July 1, 2006
Net income	$4,473	$4,916
Non-cash adjustments to net income:
Depreciation and amortization	651	609
Provision for (reversal of) doubtful accounts and sales returns	373	(162)
Provision for excess and obsolete inventories	381	597
Stock-based compensation expense	656	648
Tax benefit related to stock-based compensation plans	213	--
Excess tax benefit related to stock-based compensation plans	(113)	(265)
Gain on disposal of property, plant and equipment	(200)	--
Changes in operating assets and liabilities:
Short-term investments, categorized as trading	(245)	(133)
Trade accounts receivable	(151)	(1,060)
Inventories	(2,203)	(506)
Prepaid expenses and other assets	350	(298)
Trade accounts payable and accrued expenses	(467)	1,122
Deferred revenue	306	1,633
Deferred income taxes	(924)	--
Income taxes payable	3,185	3,322
Total adjustments	1,812	5,507
Net cash provided by operating activities	6,285	10,423
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment	200	--
Purchases of property, plant and equipment	(1,745)	(1,045)
Purchases of short-term investments, categorized as available for sale	(49,500)	(94,624)
Sales of short-term investments, categorized as available for sale	45,900	77,200
Net cash used in investing activities	(5,145)	(18,469)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	709	1,442
Excess tax benefit related to stock-based compensation plans	113	265
Repurchase of common stock	(3,245)	--
Net cash provided by (used in) financing activities	(2,423)	1,707
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,283)	(6,339)
CASH AND CASH EQUIVALENTS:
Beginning of period	22,652	27,654
End of period	21,369	21,315
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$51	$26
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to present fairly the statements of financial position as of June 30, 2007 and March 31, 2007, results of operations for the three months ended June 30, 2007 and July 1, 2006, and cash flows for the three months ended June 30, 2007 and July 1, 2006.  The March 31, 2007 balance sheet was derived from the audited financial statements included in the 2007 annual report on Form 10-K.  All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited condensed consolidated financial statements of Supertex, Inc. for the fiscal year ended March 31, 2007, which were included in the annual report on Form 10-K.

Interim results are not necessarily indicative of results for the full fiscal year.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2008 will be a 52-week year.  The three months ended June 30, 2007, March 31, 2007, and July 1, 2006, all consist of thirteen weeks.

Reclassification

For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect the Company’s net income, cash flows or net shareholders’ equity.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for the Company in fiscal 2009. The Company is currently assessing the potential impact that the adoption of SFAS No. 159 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company in fiscal 2009. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on April 1, 2007 as a change in accounting principle, and has recorded the cumulative effect of adoption of $93,000 as a decrease in the opening balance of retained earnings in the first quarter of fiscal 2008, as permitted by the transition provisions of FIN 48. See Note 5.

Note 2 - Stock-Based Compensation

Effective April 2, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment. SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for the employee.

The effects of recording stock-based compensation for the three months ended June 30, 2007 and July 1, 2006 were as follows:

	Three Months Ended
	June 30, 2007	July 1, 2006
Stock-based compensation expense	$656	$648
Tax effect of stock-based compensation expense	(62)	(48)
Effect on net income	$594	$600

During the three months ended June 30, 2007, the Company granted options with an estimated total grant date fair value of $168,000. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $38,000. As of June 30, 2007, the unrecorded stock-based compensation cost balance related to stock options was $5,504,000 (net of forfeitures) and will be recognized over an estimated weighted average amortization period of 3.25 years.

Of the stock-based compensation cost, $94,000 and $13,000 were capitalized as inventory at June 30, 2007 and July 1, 2006, respectively.

Valuation Assumptions

In valuing the stock-based compensation expense, the options and awards are stratified into two categories, namely: directors and officers (“D&O”) and all other employees (“All Others”) as the experiences of these two groups are different for the expected term of the options.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	June 30, 2007		July 1, 2006
	D&O	All Others	D&O	All Others
Expected term (years)	5.75	4.25	5.75	4.5
Stock volatility	49%	47%	58%	52%
Risk-free interest rates	4.82%	4.93%	5.04%	5.03%
Dividends during expected term	0%	0%	0%	0%

The Company analyzed various data points to determine the most accurate expected term by group. In the course of its analysis, it considered various factors, including vesting terms and period of awards, contractual term of the award, employee historical exercise trends, post-vesting employment termination behavior and various other factors.  The Company has identified its own historical volatility to be the most appropriate and most representative of the expected volatility rate to be used for valuing stock-based compensation under the Black-Scholes option-pricing model. Historical reports were pulled from the National Association of Securities Dealer Automated Quotations (“NASDAQ”). The expected volatility was based on the expected term of the two groups of options to be valued.  The Company continues to estimate the risk-free rate based on the U.S. Treasury yield curve in effect at the time of grant.  The Company has never paid cash dividends and does not currently intend to pay cash dividends.  Thus, the Company assumes an expected dividend yield of zero.

Under the Company’s 1991 and 2001 Stock Option Plans (“Option Plans”), a total of 4,825,715 shares of Common Stock are authorized for issuance.  The 1991 Plan expired in June 2001, thus there were no options available for grant thereafter, although there are options that remain outstanding under the 1991 Plan.  Under the Option Plans, options have been typically granted once a quarter (on the first business day of the third month of the quarter), and valued at the fair value of the Company’s common stock on the date of grant.  Options generally expire seven years from grant date or thirty days after termination of service, whichever occurs first.  Options are generally exercisable beginning one year from date of grant and generally vest ratably over a five-year period.  On August 24, 2006, the Company’s board of directors approved a change in grant policy of the Plan to grant only non-statutory stock options to better align the Company’s compensation plan to employee incentives and to company objectives.

The following table summarizes the combined activity under the Option Plans for the three months ended June 30, 2007:

		Options Outstanding
	Available For	Number of	Weighted Average
	Grant	Shares	Exercise Price
Balance, March 31, 2007	885,579	1,052,370	$27.08
Granted	(11,500)	11,500	33.53
Exercised	--	(44,940)	13.91
Canceled	16,500	(16,500)	30.46
Balance, June 30, 2007	890,579	1,002,430	$27.67

The weighted average fair values of options, as determined under SFAS 123R, granted under the Option Plans during the three months ended June 30, 2007 and July 1, 2006, were $14.65 and $19.59 per share, respectively.  The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) exercised during the three months ended June 30, 2007 was $796,000, compared to $1,204,000 for the same period last fiscal year.  During the three months ended June 30, 2007 and July 1, 2006, the amounts of cash received from employees as a result of employee stock option exercises were $625,000 and $907,000, respectively.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The options outstanding and exercisable at June 30, 2007, under the Option Plans were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$10.75 - $15.83	137,775	1.54	$12.12	115,075	$11.83
17.06 - 18.52	287,805	3.77	17.30	100,385	17.33
19.37 - 29.00	91,200	3.63	23.25	35,000	21.02
33.53 - 46.92	485,650	5.18	39.02	118,660	42.17
$ 10.75 - $46.92	1,002,430	4.13	27.65	369,120	$23.95

The total intrinsic value of options outstanding and options exercisable as of June 30, 2007 were $7,428,000 and $4,012,000, respectively.

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

Note 3 – Inventories

The Company’s inventories consist of high technology semiconductor devices and integrated circuits that are specialized in nature, subject to rapid technological obsolescence and are sold in a highly competitive industry.  Inventory balances at the end of each period are adjusted to approximate the lower of cost or market value.

Inventories consisted of (in thousands):

	June 30, 2007	July 1, 2006
Raw materials	$1,666	$1,648
Work-in-process	9,581	8,382
Finished goods	4,813	4,208
Inventories	$16,060	$14,238

The Company wrote down inventory totaling $381,000 for the three months ended June 30, 2007. For the comparable period in fiscal 2007, the Company wrote down inventory totaling $597,000. The Company realized gross margin benefits of $398,000 for the three months ended June 30, 2007 due to sales of previously reserved inventory.  Such benefit was $516,000 for the three months ended July 1, 2006.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Inventories at distributors and inventories held on consignment at the Company’s OEM customers’ hubs on June 30, 2007 and March 31, 2007 were $1,491,000 and $1,527,000, respectively. Due to the uncertainty associated with possible returns and pricing concessions, the Company defers the recognition of revenue on shipments to all distributors, domestic and foreign, and the related costs of sales until the distributors have sold the products to their end-user customers. Sales through the distributors are made primarily under arrangements allowing limited rights of return, limited price protection, and the right of stock rotation on merchandise unsold by distributors.  For inventory at OEM hubs, which we own and is included in our inventory at cost, revenue is not recognized until customers draw the product from the hubs.

Note 4 - Comprehensive Income

Comprehensive income, which includes all changes in equity during a period from non-owner sources, did not differ from net income for any of the periods presented.

Note 5 – Income Taxes

The provision for income taxes for the three months ended June 30, 2007 was $2,309,000 at the effective tax rate of 34%, compared to $3,348,000 and 41% for the same period in the prior fiscal year. The income tax provision for the interim period reflects the Company’s estimated annual income tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effect of non-deductible stock-based compensation expense, tax exempt interest income and research and development credits.

The effective tax rate for the three months ended July 1, 2006 was impacted by an adjustment to provide for contingencies related to an IRS audit. Excluding this adjustment, the Company’s tax rate would have been 37%. Additionally, in the three months ended July 1, 2006, the federal research and development credit had not been renewed.  It was subsequently renewed during the Company’s third quarter of fiscal 2007.

The Company adopted the provisions of FIN 48 on April 1, 2007.  As a result of the implementation of FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, the cumulative effect adjustment was an increase in tax liability and a decrease of $93,000 to the April 1, 2007 retained earnings balance.  Upon adoption, the liability for income taxes associated with uncertain tax positions at April 1, 2007 was $4,713,000.  This liability can be reduced by $874,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and other receivables.  The net amount of $3,839,000, if recognized, would favorably affect the company’s effective tax rate.

As of April 1, 2007, the Company reclassified $5,064,000 of income tax liabilities from current to noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date. Associated with the Company's fiscal 2003 IRS audit, a $1,073,000 payment was made in July and was classified as a current liability as of April 1, 2007. There have been no significant changes in these amounts in the quarter ended June 30, 2007.

Included in the balance of unrecognized tax benefits at April 1, 2007 is $235,000 related to tax positions, interest, and penalties for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense.  At April 1, 2007, the Company had approximately $649,000 in estimated interest and $774,000 in estimated penalties related to uncertain tax positions. These liabilities can be reduced by $264,000 of offsetting tax benefits. The net amount of $1,159,000, if recognized, would favorably affect the Company’s effective tax rate.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The Company and its subsidiaries are subject to taxation in various jurisdictions, including federal, state and foreign. The Company’s federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2002.  The U.S. federal income tax return for fiscal years 2002, 2003, and 2004 are currently under examination by the Internal Revenue Service (“IRS”). Management continues to assess the impact of the federal uncertain tax positions under examination, along with the resulting state adjustments. The Company paid $1,073,000 in July 2007 in connection with the fiscal 2003 audit.  The Company cannot conclude on the range of estimates resulting from the fiscal 2002, 2003 and 2004 IRS examinations.

Note 6 - Net Income per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares that may be issued through stock options only, since the Company does not have warrants or other convertible securities outstanding.  A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2007	July 1, 2006
BASIC:
Net income	$4,473	$4,916
Weighted average shares outstanding for the period	13,769	13,646
Net income per share	$0.32	$0.36

DILUTED:
Net income	$4,473	$4,916
Weighted average shares outstanding for the period	13,769	13,646
Dilutive effect of stock options	229	363
Total	13,998	14,009
Net income per share	$0.32	$0.35

Options to purchase 512,660 shares of the Company’s common stock at an average price of $38.53 per share, and 373,274 shares at an average price of $36.71 per share for the three months ended June 30, 2007 and July 1, 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 7 – Commitments and Contingencies

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

Indemnification

As is customary in the Company’s industry, the Company has agreed to defend certain customers, distributors, suppliers, and subcontractors against certain claims, which third parties may assert that its products allegedly infringe certain of their intellectual property rights, including patents, trademarks, trade secrets, or copyrights.  The Company has agreed to pay certain amounts of any resulting damage awards and typically has the option to replace any infringing product with non-infringing product.  The terms of these indemnification obligations are generally perpetual from the effective date of the agreement.  In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims.  The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements.  To date, the Company has not paid any damage awards nor has been required to defend any claims related to its indemnification obligations, and accordingly, it has not accrued any amounts for indemnification obligations.  However, there can be no assurance that the Company will not have any financial exposure under those indemnification obligations in the future.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Legal Proceedings

From time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business.  Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse impact on the Company’s financial position,  results of operations or cash flows.  The Company is not currently involved in any legal proceedings that it believes will materially and adversely affect its business or financial statements.

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

The reductions to revenue for estimated product returns for the three months ended June 30, 2007 and July 1, 2006 are as follows (in thousands):

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period
Three months ended June 30, 2007
Allowance for sales returns	$199	$375	$409	$165

Three months ended July 1, 2006
Allowance for sales returns	$525	$153	$216	$462
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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Operating Lease Obligations

The Company’s future minimum lease payments and sublease income under non-cancelable operating leases at June 30, 2007 are as follows (in thousands):

Payment Due by Year	Operating Lease	Estimated Sublease Income
Less than 1 year	$1,039	$107
2 years	1,034	--
3 years	991	--
4 years	803	--
5 years	--	--
Thereafter	--	--
	$3,867	$107

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2011.  Rental expense net of sublease income for the three months ended June 30, 2007 and July 1, 2006, amounted to $217,000 and $234,000, respectively.

 Note 8 – Common Stock Repurchase

Share repurchase activities for the three months ended June 30, 2007 are shown below.  There were no shares repurchased during the three months ended July 1, 2006.

	Three Months Ended
	June 30, 2007	July 1, 2006
Number of shares repurchased	104,700	--
Cost of shares repurchased	$3,245,000	--
Average price per share	$31.00	--

Since the inception of the repurchase program in 1992 through June 30, 2007, the Company repurchased a total of 1,275,600 shares of the common stock for an aggregate cost of $12,425,000.  Upon their repurchase, shares are restored to the status of authorized but unissued shares.  As of June 30, 2007, a total of 624,400 shares remain authorized for repurchase under the program.

Note 9 – Segment Information

The Company operates in one business segment comprising of the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal integrated circuits.  The Company's principal markets are in the United States, Europe, and Asia.  The Company’s chief operating decision maker, who is currently the Company’s Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Below is a summary of sales by major geographic area (in thousands):

	Three Months Ended
Net Sales	June 30, 2007	July 1, 2006
Asia (excluding China & Japan)	$3,722	$3,567
China	4,513	8,500
Japan	2,211	1,950
Europe	2,569	2,419
United States	7,584	7,527
Other	163	602
Net Sales	$20,762	$24,565

Net property, plant and equipment by country was as follows (in thousands):

Country	June 30, 2007	July 1, 2006
United States	$8,311	$7,516
Hong Kong	1,434	1,135
	$9,745	$8,651

Note 10 – Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representative and distributors.  Sales to distributors and related cost of sales are recognized upon resale to end-user customers.  For the three months ended June 30, 2007, none of the Company’s distributors or OEM customers accounted for 10% or more of total Company net sales.  However, the Company estimates that approximately 15% of its total sales were to a medical instrumentation company through various distributors and contract manufacturers.

For the comparable period in fiscal 2007, two of the Company’s customers, a distributor and a contract manufacturer accounted for 16% and 13% of net sales, respectively.  The Company estimates that approximately 75% of the combined sales to these two significant customers were subsequently sold to a major communications equipment company, thereby making this communications equipment company a significant end user customer for Supertex.

One of the Company’s customers accounted for 21% of gross accounts receivable as of March 31, 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussions and analyses should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report.  The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  You are urged to carefully review and consider the various disclosures we made in this Report and in other reports filed with the SEC, including the annual report on Form 10-K for the year-ended March 31, 2007.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates, " and variations of these words and similar expressions, are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following:  (1) our belief that we have substantial production capacity in place to handle any projected increase in business for the next fiscal year; (2) our expectation that quarterly R&D spending during fiscal 2008 is likely to remain at or above the level of our first quarter of fiscal 2008 but spending as a percentage of sales may fluctuate;  (3)the Company’s belief that it has recorded adequate tax liabilities to cover any additional taxes that maybe be assessed in the IRS audit of fiscal 2002, 2003 and 2004;(4) that we expect to spend approximately $5,400,000  for capital acquisitions during fiscal year 2008; (5) our expectation for growth in the LED Lighting market so that it will become a significant market for us;  (6) our belief that the medical ultrasound machine market will continue to grow globally and that we will have increasing sales of high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs; (7) our intent to invest in product development in the ultrasound market and contributions to our revenue growth in fiscal 2008 from custom high voltage pulsers including those we plan to introduce along with ultrasound receiver blocks; (8) our view that our overall sales to the Telecom market will experience flat to moderate growth , (9) our expectation for increasing sales in the LED Lighting market during fiscal 2008, especially in the second half; and (10) our growth strategy relying on continuous introduction of new products and technologies. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties include material adverse changes in the demand for our customer’s products in which the Company’s products are used; competition to supply semiconductor devices in the markets in which the Company competes increases and causes price erosion; demand does not materialize and increase for recently released customer products incorporating the Company’s products; that we have delays in developing and releasing into production our planned new products, that there could be unexpected manufacturing issues as production ramps up; the demand for the Company’s products or results of its product development changes such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; and that some of the Company’s equipment will not be unexpectedly damaged or obsoleted, thereby requiring replacement; as well as those described in " Factors Which May Affect Operating Results" under Item 1A of Part I , “Risk Factors” in the Company’s  annual report of Form 10-K for the fiscal year ended March 31, 2007.  The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.  Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

Critical Accounting Policies

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain.  Except for income taxes, there have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.

Income Taxes

In June 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 became effective for us beginning fiscal 2008. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of our reassessment of our tax positions in accordance with FIN 48 resulted in a cumulative effect upon adoption of $93,000, which was recorded as a decrease in the opening balance of our retained earnings on April 1, 2007.

For additional information regarding the adoption of FIN 48, see Note 5 to the accompanying condensed consolidated financial statements. For further discussion of our critical accounting estimates related to income taxes, see our 2007 Annual Report on Form 10-K.

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

Results of Operations

Net Sales

We operate in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal integrated circuits (ICs). We have a broad base of customers, who in some cases manufacture end products spanning multiple markets. As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation.  Actual results may differ from those reported. During this fiscal quarter we reviewed our assignment of products to markets and have made adjustments by including a new market, “LED lighting,” renaming “Other” to “Industrial/other,” and making certain changes to product market assignments.  We expect that the LED lighting market, which includes drivers for LED backlights for TV flat screens and monitors as well as drivers for LED general lighting applications, will grow to become a significant market for Supertex.  The Industrial/other market includes discretes and ICs for industrial controls and many general applications.

Our estimated breakdown of product sales to customers in the Medical Electronics, Imaging, Industrial/other, Telecom, and LED lighting markets under our revised methodology for the most recent five quarters is shown in the following table (dollars in thousands).

	Three Months Ended
Net Sales	June 30, 2007	March 31, 2007	December 30, 2006	September 30, 2006	July 1, 2006
Medical Electronics	$8,210	$6,897	$7,218	$8,077	$7,144
Imaging	6,209	9,881	10,422	11,331	10,607
Industrial/Other	3,925	3,839	4,362	5,091	4,362
Telecom	1,545	1,698	1,628	1,794	2,257
LED Lighting	873	521	468	228	195
Net Sales	$20,762	$22,836	$24,098	$26,521	$24,565

Net sales for the three months ended June 30, 2007 were $20,762,000, a 15% decrease compared to $24,565,000 for the same period of the prior fiscal year. The year-over-year decrease in net sales is primarily attributed to a decrease in our EL inverter and telecommunications unit shipments due to reduced demand for these products from our customers, as well as a reduction in average selling prices in certain products, partially offset by an increase in unit shipments to our medical ultrasound and LED lighting customers. Net sales decreased 9% from $22,836,000 when compared to the quarter ended March 31, 2007 due to a reduction in unit shipments of EL inverters.

The table below shows the breakdown of net sales to customers by end market for the three months ended June 30, 2007, July 1, 2006, and March 31, 2007, as well as year-over-year and quarterly sequential percentage changes (dollars in thousands).

	Three Months Ended
Net Sales	June 30, 2007	March 31, 2007	July 1, 2006	Sequential Change	Year-Over-Year Change
Medical Electronics	$8,210	$6,897	$7,144	19%	15%
Imaging	6,209	9,881	10,607	-37%	-41%
Industrial/Other	3,925	3,839	4,362	2%	-10%
Telecom	1,545	1,698	2,257	-9%	-32%
LED Lighting	873	521	195	68%	348%
Net Sales	$20,762	$22,836	$24,565	-9%	-15%

	Three Months Ended
Markets	June 30, 2007	March 31, 2007	July 1, 2006
Medical Electronics	40%	30%	29%
Imaging	30%	43%	43%
Industrial/Other	19%	17%	18%
Telecom	7%	8%	9%
LED Lighting	4%	2%	1%
Net Sales	100%	100%	100%

The Medical Electronics market accounted for the highest sales of all of our markets for the three months ended June 30, 2007.  Sales to the Medical Electronics market for the three months ended June 30, 2007 were $8,210,000, as sales increased 15% compared to the same period in the prior fiscal year, and increased 19% sequentially.  The year-over-year increase in net sales is due to higher demand reflected in strong shipments of our high voltage pulser circuits and chipsets and due to higher foundry shipments.  The sequential increase in net sales is primarily due to a rebound in demand of our analog switches, as our customers’ channel inventory cleared near the beginning of our first quarter of fiscal 2008.

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

Sales in the Imaging market for the three months ended June 30, 2007 decreased 41% to $6,209,000 when compared to the same period a year ago and decreased 37% sequentially. The year-over-year and sequential decreases in net sales are primarily attributable to the reduced demand from the Company’s major customer in this market for electroluminescent (EL) drivers for cellular phones.

Sales in the Industrial/other market for the three months ended June 30, 2007 of $3,925,000 decreased 10% when compared to the same period a year ago and increased 2% sequentially.  The year-over-year decrease is primarily due to reduced foundry shipments.

Sales to the Telecom market decreased 32% during the three months ended June 30, 2007 to $1,545,000 compared to the same period a year ago and decreased 9% sequentially.  The decrease in year-over-year sales is primarily  due to reduced demand for optical MEMS drivers and line protection devices.  The sequential reduction in sales is primarily due to a decrease in demand for our power supply controllers. We believe overall sales to the Telecom market will experience flat to moderate growth.

We have identified light emitting diodes (“LED”) lighting as a separate focus market.  End market drivers in our LED Lighting markets are the emergence of LCD flat screen television sets that are back-lighted by LEDs and other lighting applications such as traffic signals, street lights, signage, decorative lighting and automobile lights.  Sales in LED backlighting and lighting were $873,000 for the three months ended June 30, 2007 compared to $195,000 for the same period last year and $521,000 sequentially.  The increases in year-over-year and sequential sales are due primarily to introduction of our new line of LED and LED backlight drivers for flat screen TVs and general lighting.  We expect increasing sales in this market, especially in the second half of fiscal 2008.

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

Our principal markets are in the United States, Europe, and Asia.  Sales by geography as well as year-over-year and sequential percentage change, were as follows, where international sales include sales to U.S. based customers if the product is delivered outside the United States (in thousands):

	Three Months Ended
Net Sales	June 30, 2007	March 31, 2007	July 1, 2006	Sequential Change	Year-Over-Year Change
Asia (excluding China & Japan)	$3,722	$3,753	$3,567	-1%	4%
China	4,513	7,382	8,500	-39%	-47%
Japan	2,211	1,295	1,950	71%	13%
Europe	2,569	2,770	2,419	-7%	6%
United States	7,584	7,495	7,527	1%	1%
Other	163	141	602	16%	-73%
Net Sales	$20,762	$22,836	$24,565	-9%	-15%

International Sales	$13,178	$15,341	$17,038	-14%	-23%
Domestic Sales	7,584	7,495	7,527	1%	1%
Net Sales	$20,762	$22,836	$24,565	-9%	-15%

Net sales to international customers for the three months ended June 30, 2007 were $13,178,000 or 63% of net sales as compared to $17,038,000 or 69% of net sales for the same period of the prior fiscal year and $15,341,000 or 67% in the three months ended March 31, 2007.  Sales to international customers for the three months ended June 30, 2007 decreased 23% compared to the same periods last year, and decreased 14% sequentially.  The decrease in international sales year-over-year and sequentially are primarily due to reduced shipments of EL backlighting drivers to customers whose contract manufacturing vendors are located primarily in China.

Net sales to domestic customers for the three months ended June 30, 2007 increased 1% compared to the same period last year and sequentially.

Our assets are primarily located in the United States.

Gross Profit

Gross profit represents net sales less cost of sales.  Cost of sales includes the cost of purchasing raw silicon wafers cost associated with assembly, packaging, test, quality assurance and product yields the cost of personnel, facilities and depreciation on equipment associated with manufacturing support and charges for excess or obsolete inventory.

Gross profit for the quarter ended June 30, 2007 was $12,686,000, compared to $14,728,000 for the same period of fiscal 2007, and $13,167,000 for the prior quarter.   The year-over-year and sequential reductions in gross profit were primarily attributable to reduced sales.

Gross margin, which is gross profit as a percent of net sales, was 61% for the three months ended June 30, 2007 compared to 60% for the same period of the prior fiscal year and 58% for the quarter ended March 31, 2007.  The increases in gross margin for the three months ended June 30, 2007 over the comparable period in fiscal 2007 and the prior quarter were primarily attributable to higher capacity utilization in the back end operations and to a more profitable product mix.

	Three Months Ended
(Dollars in thousands)	June 30, 2007	March 31, 2007	July 1, 2006
Gross Margin Percentage	61%	58%	60%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Sale of Previously Written Down Inventory	$398	$344	$516
Percentage of Net Sales	2%	2%	2%

Research and Development (R&D) Expenses

	Three Months Ended			Sequential	Year-Over-Year
(Dollars in thousands)	June 30, 2007	March 31, 2007	July 1, 2006	Change	Change
R&D Expenses	$3,765	$3,350	$3,949	12%	-5%
Percentage of Net Sales	18%	15%	16%

Research and development (R&D) expenses include payroll and benefits, processing costs, and depreciation.   We also expense proto-type wafers and mask sets related to new products as R&D expenses until new products are released to production.

Expenditures for R&D were $3,765,000 for the three months ended June 30, 2007.  The net decrease of $184,000 compared to $3,949,000 for the respective period a year ago resulted from a decrease in payroll and benefits, including a decrease of $111,000 in employee stock-based compensation expense. Compared to the prior quarter, R&D expenses increased by $415,000 primarily due to an increase of $219,000 in payroll and related benefits, including expenses for stock-based compensation of $93,000, and due to increased supplies.

Some aspects of our R&D efforts require significant short-term expenditures.  As such, timing of such expenditures may cause fluctuations in our R&D expenses. We have increased R&D activities in order to increase the number of new products we introduce and meet current and future technological requirements of our customers and markets.  As such, R&D expenses in absolute dollars are likely to remain at this or higher levels in the remaining quarters of fiscal 2008.  However, R&D expenses as a percentage of net sales may fluctuate.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended			Sequential	Year-Over-Year
(Dollars in thousands)	June 30, 2007	March 31, 2007	July 1, 2006	Change	Change
SG&A Expenses	$3,646	$4,019	$3,803	-9%	-4%
Percentage of Net Sales	18%	18%	15%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with the our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax, and compliance services related to Sarbanes-Oxley Act of 2002.

SG&A expenses for the three months ended June 30, 2007 were $3,646,000 or an decrease of $157,000 when compared to $3,803,000 for the comparable period last year.  This decrease is primarily due to a reduction in audit and professional service expenses for Sarbanes-Oxley compliance of $376,000, a gain on sale of equipment of $200,000, and a reduction in sales representative commissions of $132,000; partially offset by higher payroll and  benefits of $334,000, salesmen incentives of $144,000, and legal expenses of $52,000. The sequential decrease in SG&A expenses of $373,000 resulted primarily from a gain on sale of equipment of $200,000, a $194,000 reduction in audit and professional service expenses and a reduction in bad debt charges of $150,000, partially offset with an increase in salesmen bonus of $110,000 and in travel & entertainment of $38,000.

Interest Income and Other Income, Net

	Three Months Ended			Sequential	Year-Over-Year
(Dollars in thousands)	June 30, 2007	March 31, 2007	July 1, 2006	Change	Change
Interest Income and Other Income, Net	$1,507	$1,688	$1,288	-11%	17%
Percentage of Net Sales	7%	7%	5%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $1,380,000 and $1,111,000 for the three months ended June 30, 2007 and July 1, 2006, respectively. The increases in interest income for the three months ended June 30, 2007 are primarily a result of larger cash, cash equivalents and short-term investments balances and to a lesser extent from higher investment yields compared to the same period of fiscal 2007.

Other income, net, for the three months ended June 30, 2007 was $127,000 and consisted primarily of a $55,000 increase in fair value of investments held by our Supplemental Retirement Plan and income of $72,000 related to foreign currency exchange gain and other items. For the comparable period in fiscal 2007, other income, net was $177,000 and consisted primarily of proceeds of $185,000 from sale of an investment previously written off as partially offset by a $77,000 decrease in fair market value of investments held by our Supplemental Employee Retirement Plan.

Provision for Income Taxes

Provision for income taxes represents federal, state and foreign taxes.  The provision for income taxes for the three months ended June 30, 2007 was $2,309,000 at the effective tax rate of 34%, compared to $3,348,000 and 41% for the same period in the prior fiscal year. The income tax provision for the interim period reflects our estimated annual income tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effect of non-deductible stock-based compensation expense, tax exempt interest income, and research and development credits.  The effective tax rate for the three months ended July 1, 2006 was impacted by an adjustment to provide for contingencies related to an IRS audit. Excluding this adjustment, our tax rate would have been 37%. Additionally, in the three months ended July 1, 2006, the federal research and development credit had not been renewed.  It was subsequently renewed during our third fiscal quarter.

We maintain liabilities for tax contingencies within our income taxes payable account. The determination of the liability amount involves considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information. We are currently under IRS examination for the fiscal 2002, 2003 and 2004 tax returns.  We believe that we have adequately recorded tax liabilities in our financial statements for additional taxes we may be required to pay as a result of the examinations. If the resulting tax assessment exceeds the estimate of tax liabilities, an additional charge to expense will result.  If payment proves unnecessary, the reversal of tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary.

Financial Condition

Overview

We ended the first quarter of fiscal 2008 with $141,478,000 in cash, cash equivalents, and short-term investments.  This represents an increase of $2,562,000 when compared with the amount of $138,916,000 on March 31, 2007.  As of June 30, 2007, the net working capital was $157,107,000, an increase of $5,545,000 from $151,562,000 as of March 31, 2007.  Working capital is defined as current assets less current liabilities.  The increase in working capital was mostly the result of cash generated from operations.

Liquidity and Capital Resources

In summary, our cash flows were as follows:

	Three Months Ended
(Dollars in thousands)	June 30, 2007	July 1, 2006
Net cash provided by operating activities	$6,285	$10,423
Net cash used in investing activities	(5,145)	(18,469)
Net cash provided by (used in) financing activities	(2,423)	1,707
Net decrease in cash and cash equivalents	$(1,283)	$(6,339)

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the three months ended June 30, 2007, net cash provided by operating activities was $6,285,000. This increase in cash resulted primarily from net income of $4,473,000, an increase in taxes payable of $3,185,000, increases in provision for doubtful accounts of $373,000 and excess and obsolete inventories of $381,000, a decrease in prepaid expenses and other assets of $350,000, and other non-cash items such as depreciation of $651,000 and stock-based compensation expense of $656,000.  This increase in cash from operating activities was partially offset by an increase in inventories of $2,203,000, which was primarily due to an increase in higher valued inventory in our back end test facility and finished goods while lower valued inventory in our wafer fabrication plant reduced, an increase in deferred income taxes of $924,000, and a decrease in trade accounts payable and accrued expenses of $467,000.

For the three months ended July 1, 2006, net cash provided by operating activities was $10,423,000.  This increase in cash was primarily attributable to net income of $4,916,000, an increase in taxes payable of $3,322,000, an increase in deferred revenue of $1,633,000, an increase in trade accounts payable and accrued expenses of $1,122,000, and other non-cash items such as stock-based compensation expense of $648,000, depreciation of $609,000, and provision for excess and obsolete inventories of $597,000.

Investing Activities

Investing cash flows consist primarily of capital expenditures and purchases of short-term investments, partially offset by sales of short-term investments. Cash used in investing activities for the three months ended June 30, 2007 was $5,145,000, due to the timing of purchases and sales of short-term investments and capital expenditures of $1,745,000 primarily for manufacturing capacity and quality improvements and enterprise software during the first fiscal quarter of 2008.

Cash used in investing activities for the three months ended July 1, 2006 was $18,469,000 due to the timing of purchases and sales of short-term investments and capital expenditures of $1,045,000.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 1991 and 2001 Plans and sale of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities as required by SFAS 123R, and of repurchases of stock on the open market. Net cash used by financing activities in the three months ended June 30, 2007 was $2,423,000 due to the repurchase of 104,700 shares of our common stock for $3,245,000. This was partially offset by proceeds from the exercise of stock options and employee stock purchases under the ESPP of $709,000 and excess tax benefit related to stock-based compensation plans of $113,000.

Net cash provided by financing activities in the three months ended July 1, 2006 was $1,707,000 due to proceeds from the exercise of stock options and employee stock purchases under the ESPP of $1,442,000 and excess tax benefit related to stock-based compensation plans of $265,000.

We expect to spend approximately $5,400,000 for capital acquisitions in fiscal 2008.  We believe that we have substantial production capacity in place to handle any projected increase in business in fiscal 2008.  Most of our property, plant and equipment, net of $9,745,000 is located in the United States. We also believe that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Off-Balance Sheet Arrangements

We do not have nor have we ever had any off-balance sheet arrangements that have, or are likely to have, a current or future material effect on the financial condition, sales, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments.

The following table summarizes our significant contractual cash obligations at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	After 4 Years
Operating lease obligations (1)	$3,867	$1,039	$1,034	$991	$803	$--
Purchase obligations (2)	7,473	7,412	17	44	--	--
Total contractual cash obligations	$11,340	$8,451	$1,051	$1,035	$803	$--

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2011.  Rental expense net of sublease income for the three months ended June 30, 2007, amounted to $217,000.

(2) To obtain favorable pricing and resource commitment, we commit to volume purchases from suppliers of manufacturing materials and services.

Effective April 1, 2007, we adopted the provisions of FIN 48 (see Note 5).  As of June 30, 2007, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables was $4,998,000, of which, $1,073,000 was paid in July 2007, and the balance of $3,925,000 is not expected to be paid within one year.  We are unable to estimate when cash settlement with a taxing authority will occur. The balance of $3,925,000, net of approximately $1,139,000 of offsetting tax benefits, has not yet reduced income tax payments and therefore has been recorded as non-current deferred tax assets and other long term receivables.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for us in fiscal 2009. We are currently assessing the potential impact that the adoption of SFAS No. 159 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us in fiscal 2009. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. We adopted FIN 48 on April 1, 2007 as a change in accounting principle, and have recorded the cumulative effect of adoption of $93,000 as a decrease in the opening balance of retained earnings in the first quarter of fiscal 2008, as permitted by the transition provisions of FIN 48. See Note 5.

Available Information

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  The SEC maintains an Internet site at http://sec.gov that contains these reports, proxy and information statements and other information regarding Supertex, Inc. We make available free of charge and through our Internet website at www.supertex.com copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC.  Copies of such documents may be requested by contacting our Investor Relations department at (408) 222-4295.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities.  The Company has no holdings of derivative or commodity instruments, and holdings are for purposes other than trading purposes.  Supertex's portfolio is primarily comprised of fixed rate securities. Investments and cash and cash equivalents generated interest income of $1,380,000 in the three months ended June 30, 2007.  A significant change in interest rates would impact the amount of interest income generated from the Company's excess cash and investments.  It would also adversely impact the fair value of the Company's investments, however, the Company believes the impact would be minimal since auction periods of these securities are short.  As of June 30, 2007, Supertex had no long-term debt outstanding.

Foreign Currency Exchange Risks

The Company does not hedge any potential risk from any foreign currency exposure. With its operations in Hong Kong, Supertex faces exposure to an adverse change in the exchange rate of the Hong Kong dollar. The Company believes that its exposure is relatively small, thus it does not employ hedging techniques designed to mitigate this foreign currency exposure.  Likewise, the Company could experience unanticipated currency gains or losses.  As the level of activity at this operation changes over time, actual currency gains or losses could have an adverse impact to the consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of June 30, 2007, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

The Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of its financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.   There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect such control.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of our Form 10-K for the fiscal year ended March 31, 2007, filed on June 14, 2007, which risk factors are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

04/01/07- 04/28/07	--	$--	--	729,100
04/29/07- 05/26/07	104,700	$31.00	--	624,400
05/27/07- 06/30/07	--	$--	--	624,400
Total	104,700	$31.00	--	624,400

(1)
The Company's current share repurchase program, under which it repurchased these 104,700 shares, has been in place since 1999. Supertex is not certain but does not believe it publicly announced this program, although its financial statements have reflected purchases from time to time under this program. These 104,700 shares were purchased in open market transactions.

(2)
The Company adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. The board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a share repurchase program authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), the Company is not certain but does not believe that it publicly announced the 1999 repurchase plan. The 1999 repurchase program has no expiration date, other than, unless extended, when an aggregate of 962,000 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired during the first quarter ended June 30, 2007 nor has the Company decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which the Company does not intend to make further purchases.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 31.1 & 31.2	- Certification of Chief Executive Officer and of Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 & 32.2	- Certification of Chief Executive Officer and of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                                                                                                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                SUPERTEX, INC.
                (Registrant)

Date: August 8, 2007
                By:  /s/ Phillip A. Kagel
                                                                                                        Phillip A. Kagel
                VP, Finance & Chief Financial Officer
                (Principal Accounting & Financial Officer)

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

(c)   evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)   disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: August 8, 2007                                                                                                /s/ Henry C. Pao
                    Henry C. Pao, Ph.D.
                    President & Chief Executive Officer
                                                            (Principal Executive Officer)

Exhibit 31.2
Certifications Under Rule 13a-14(a)/l5d-14(a)

I, Phillip A.Kagel, certify that:

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

(c)   evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)   disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: August 8, 2007                                                                                                 /s/ Phillip A. Kagel
                      Phillip A. Kagel
                  VP, Finance & Chief Financial Officer
                         (Principal Accounting and Financial Officer)

Exhibit 32.1
Statement of Chief Executive Officer under 18 U.S.C. § 1350

I, Henry C. Pao, the chief executive officer of Supertex, Inc., a California corporation (the “Company”), certify pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, that to my knowledge:

(i)
the quarterly report of the Company on Form 10-Q for the period ended June 30, 2007, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: August 8, 2007                                                                                                /s/ Henry C. Pao
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

(i)
the quarterly report of the Company on Form 10-Q for the period ended June 30, 2007, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: August 8, 2007                                                                                               /s/ Phillip A. Kagel
                    Phillip A. Kagel
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