Form 10-Q
period 2007-09-29
SUPERTEX INC
filed 2007-11-08
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2007
Common Stock, no par value	13,650,202
Exhibit index is on Page 28
Total number of pages: 32

SUPERTEX, INC.
QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$22,029	$26,521	$42,791	$51,086
Cost of sales(1)	9,020	10,305	17,096	20,142
Gross profit	13,009	16,216	25,695	30,944
Research and development(1)	3,858	3,658	7,623	7,607
Selling, general and administrative(1)	4,192	3,826	7,838	7,629
Total operating expenses	8,050	7,484	15,461	15,236
Income from operations	4,959	8,732	10,234	15,708
Interest income	1,441	1,202	2,821	2,313
Other income (expense), net	146	(234)	273	(57)
Income before provision for income taxes	6,546	9,700	13,328	17,964
Provision for income taxes	2,045	3,704	4,354	7,052
Net income	$4,501	$5,996	$8,974	$10,912
Net income per share:
Basic	$0.33	$0.44	$0.65	$0.80
Diluted	$0.32	$0.43	$0.64	$0.78

Shares used in per share computation:
Basic	13,755	13,671	13,767	13,658
Diluted	13,987	13,989	13,999	14,000

(1) Includes amortization of employee stock-based compensation as follows. See Note 2 for more information:
Cost of sales	$132	$92	$274	$157
Research and development	$189	$396	$465	$783
Selling, general and administrative	$183	$163	$421	$359

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 29, 2007	March 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$22,630	$22,652
Short-term investments	120,311	116,264
Trade accounts receivable	14,222	12,793
Inventories	16,845	14,238
Prepaid expenses and other current assets	3,141	2,172
Deferred income taxes	8,122	8,123
Total current assets	185,271	176,242
Property, plant and equipment, net	10,258	8,651
Other assets	391	140
Deferred income taxes	1,823	899
TOTAL ASSETS	$197,743	$185,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$5,064	$4,120
Accrued salaries and employee benefits	12,584	12,102
Other accrued liabilities	1,883	2,175
Deferred revenue	3,279	2,965
Income taxes payable	--	3,318
Total current liabilities	22,810	24,680
Income taxes payable, noncurrent	5,101	--
TOTAL LIABILITIES	$27,911	$24,680

Commitments and contingencies (See Note 7)

Shareholders’ equity:
Preferred stock, no par value -- 10,000 shares authorized, none outstanding	--	--
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 13,773 shares and 13,794 shares	57,279	54,741
Retained earnings	112,553	106,511
TOTAL SHAREHOLDERS’ EQUITY	169,832	161,252
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$197,743	$185,932

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	September 29, 2007	September 30, 2006
Net income	$8,974	$10,912
Non-cash adjustments to net income:
Depreciation	1,388	1,340
Provision for doubtful accounts and sales returns	524	575
Provision for excess and obsolete inventories	850	1,189
Stock-based compensation expense	1,160	1,378
Tax benefit related to stock-based compensation plans	363	526
Excess tax benefit related to stock-based compensation plans	(181)	(292)
Gain on disposal of property, plant and equipment	(200)	-
Changes in operating assets and liabilities:
Short-term investments, categorized as trading	(447)	745
Trade accounts receivable	(1,953)	(1,884)
Inventories	(3,457)	(1,459)
Prepaid expenses and other assets	(1,220)	(456)
Trade accounts payable and accrued expenses	1,134	277
Deferred revenue	314	815
Deferred income taxes	(923)	-
Income taxes payable	1,690	397
Net cash provided by operating activities	8,016	14,063
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,995)	(1,968)
Proceeds from disposal of property and equipment	200	-
Purchases of short-term investments, categorized as available for sale	(67,100)	(186,664)
Sales and maturities of short-term investments, categorized as available for sale	63,500	166,465
Net cash used in investing activities	(6,395)	(22,167)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	1,425	2,124
Repurchase of common stock	(3,249)	(1,107)
Excess tax benefit related to stock-based compensation plans	181	292
Net cash provided by (used in) financing activities	(1,643)	1,309
NET DECREASE IN CASH AND CASH EQUIVALENTS	(22)	(6,795)

CASH AND CASH EQUIVALENTS:
Beginning of period	22,652	27,654
End of period	$22,630	$20,859
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$4,185	$6,360

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

        SUPERTEX, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (unaudited)
Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to present fairly the statements of financial position as of September 29, 2007 and March 31, 2007, results of operations for the three and six months ended September 29, 2007 and September 30, 2006, and cash flows for the six months ended September 29, 2007 and September 30, 2006.  The March 31, 2007 balance sheet was derived from the audited financial statements included in the 2007 annual report on Form 10-K.  All significant intercompany transactions and balances have been eliminated.

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

Interim results are not necessarily indicative of results for the full fiscal year.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and six months ended September 29, 2007 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2008 will be a 52-week year.  The three months ended September 29, 2007, March 31, 2007, and September 30, 2006, all consist of thirteen weeks.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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

The effects of recording employee stock-based compensation expense for the three months and six months ended September 29, 2007 and September 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Stock-based compensation expense	$504	$651	$1,160	$1,299
Tax effect of stock-based compensation expense	(42)	31	(104)	(17)
Effect on net income	$462	$682	$1,056	$1,282

During the three and six months ended September 29, 2007, the Company granted options with an estimated total grant date fair value of $2,378,000 and $2,546,000, respectively. For the same periods last fiscal year, the Company granted options with an estimated grant date fair value of $155,000 and $1,072,000, respectively. As of September 29, 2007, the unrecorded stock-based compensation cost balance related to stock options was $6,796,000 (net of forfeitures) and will be recognized over an estimated weighted average amortization period of 4.70 years.

Under the Company’s 1991 and 2001 Stock Option Plans (“Option Plans”), a total of 4,825,715 shares of Common Stock are authorized for issuance.  The 1991 Plan expired in June 2001, thus there were no options available for grant thereafter, although there are options that remain outstanding under the 1991 Plan.  Under the Option Plans, options have been typically granted once a quarter (on the first business day of the third month of the quarter), and valued at the fair value of the Company’s common stock on the date of grant.  Options generally expire seven to ten years from grant date or thirty days after termination of service, whichever occurs first.  Options are generally exercisable beginning one year from date of grant and generally vest ratably over a five-year period.  On August 24, 2006, the Company’s board of directors approved a change in grant policy of the Plan to grant only non-statutory stock options to better align the Company’s compensation plan to employee incentives and to company objectives. On August 17, 2007, the Company’s board of directors approved that all future stock option grants would have a ten-year life, which is within the guidelines of the Company’s 2001 Stock Option Plan document.

The following table summarizes the combined activity under the Option Plans for the six months ended September 29, 2007:

		Options Outstanding
	Available For	Number of	Weighted Average
	Grant	Shares	Exercise Price
Balance, March 31, 2007	885,579	1,052,370	$27.08
Granted	(139,100)	139,100	35.67
Exercised	--	(80,405)	16.67
Canceled	99,500	(99,500)	41.76
Balance, September 29, 2007	845,979	1,011,565	$27.54

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The weighted average fair values of options, as determined under SFAS 123R, granted under the Option Plans during the three and six months ended September 29, 2007 were $18.63 and $18.30 per share, compared to $16.32 and $19.04 per share, respectively, during the same periods last fiscal year.  The total intrinsic values of options (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) exercised during the three and six months ended September 29, 2007 were $549,000 and $1,345,000, compared to $684,000 and $1,888,000, respectively, for the same periods last fiscal year.  During the three and six months ended September 29, 2007, the amounts of cash received from employees as a result of employee stock option exercises were $716,000 and $1,341,000, respectively. For the same periods last fiscal year, such amounts were $681,000 and $1,589,000, respectively.

The options outstanding and exercisable at September 29, 2007, under the Option Plans were in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$10.75	-	$17.06	214,255	2.26	$13.95	155,995	$12.92
17.11	-	19.37	202,300	3.41	17.51	74,520	17.50
19.56	-	33.67	263,160	5.02	31.25	54,040	28.72
35.37	-	41.05	294,150	7.78	38.60	15,940	39.35
42.24	-	46.92	37,700	6.05	46.34	940	42.24
$10.75	-	$46.92	1,011,565	4.96	$27.54	301,435	$18.38

The total intrinsic value of options outstanding and options exercisable as of September 29, 2007 were $12,913,000 and $6,501,000, respectively.

Employee Stock Purchase Plan (“ESPP”). Under the 2000 ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six-month offering period, whichever is lower.  An eligible employee may purchase no more than 500 shares during any six-month offering period.  In December 2005, the Company’s board of the directors approved an amendment of the ESPP effective May 1, 2006, to satisfy the requirement as a “non-compensatory” plan under the provision of SFAS 123R and thus eliminate any compensation-related expense associated with the ESPP on a go-forward basis.  As a result, the purchase discount was reduced to 5% from 15% of market value of the stock at the purchase.  Additionally, the purchase price under the amended plan will be based solely on the market price at the time of purchase at the end of the six-month offering period, and no longer based on the lower of the market value at the beginning or ending of the six-month offering period.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 3 – Inventories

The Company’s inventories consist of high technology semiconductor devices and integrated circuits that are specialized in nature, subject to rapid technological obsolescence and are sold in a highly competitive industry.  Inventory balances at the end of each period are adjusted to approximate the lower of cost or market value.

Inventories consisted of (in thousands):

	September 29, 2007	March 31, 2007
Raw materials	$1,584	$1,648
Work-in-process	10,810	8,382
Finished goods	2,788	2,681
Finished goods at distributors and on consignment	1,663	1,527
Inventories	$16,845	$14,238

The Company wrote down inventory totaling $469,000 and $850,000 for the three and six months ended September 29, 2007, respectively. For the comparable periods in fiscal 2007, the Company wrote down inventory totaling $592,000 and $1,189,000, respectively. The Company realized gross margin benefits of $380,000 and $778,000 for the three and six months ended September 29, 2007 due to sales of previously reserved, or written-down, inventory.  Such benefits were $434,000 and $950,000 for the three and six months ended September 30, 2006.

Inventories at distributors and inventories held on consignment at the Company’s OEM customers’ hubs on September 29, 2007 and March 31, 2007 were $1,663,000 and $1,527,000, respectively. Due to the uncertainty associated with possible returns and pricing concessions, the Company defers the recognition of revenue on shipments to all distributors, domestic and foreign, and the related costs of sales until the distributors have sold the products to their end-user customers. Sales through the distributors are made primarily under arrangements allowing limited rights of return, limited price protection, and the right of stock rotation on merchandise unsold by distributors.  For inventory at OEM hubs, which we own and is included in our inventory at cost, revenue is not recognized until customers draw the products from the hubs.

Note 4 - Comprehensive Income

Comprehensive income, which includes all changes in equity during a period from non-owner sources, did not differ from net income for any of the periods presented.

Note 5 – Income Taxes

The provision for income taxes for the three and six months ended September 29, 2007 was $2,045,000 at the effective tax rate of 31% and $4,354,000 at the effective tax rate of 33%, compared to $3,704,000 or 38% and $7,052,000 or 39% for the same periods in the prior fiscal year, respectively. The income tax provision for such interim periods reflects the Company’s computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effect of non-deductible stock-based compensation expense, tax exempt interest income, and research and development credits.

The effective tax rate for the three and six months ended September 30, 2006 was impacted by an adjustment to provide for contingencies related to an Internal Revenue Service ("IRS") audit. Excluding these adjustments, the Company’s tax rate for both periods would have been 37%. Additionally, in the three and six months ended September 30, 2006, the federal research and development credit had not been renewed.  It was subsequently renewed during the Company’s third quarter of fiscal 2007.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The Company adopted the provisions of FIN 48 on April 1, 2007.  As a result of the implementation of FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, the cumulative effect adjustment was an increase in tax liability and a decrease of $93,000 to the April 1, 2007 retained earnings balance.  Upon adoption, the liability for income taxes associated with uncertain tax positions at April 1, 2007 was $4,713,000, excluding interest and penalties. This liability could be reduced by $874,000 of offsetting tax benefits associated with the correlative effects of state income taxes and other receivables. The net amount of $3,839,000, if recognized, would favorably affect the Company’s effective tax rate. As of April 1, 2007, the Company reclassified $5,064,000 of income tax liabilities from current to non-current liabilities because payment of cash was not anticipated within one year of the balance sheet date.

During the three month period ended September 29, 2007, the Company and the Internal Revenue Service settled on an uncertain tax position related to an IRS audit of transfer pricing for fiscal 2003. As a result of this audit, the Company paid to the Internal Revenue Service $1.4 million of additional taxes, interest and penalties associated with transfer pricing and R&D tax credits. The Company subsequently released $1.5 million of its liability for uncertain tax positions related to transfer pricing and R&D credit. As a result the Company recognized a reduction in its income tax provision of $144,000 during the three months ended September 29, 2007. The Company does not anticipate any further payment of cash from uncertain tax positions within one year of the balance sheet date.

As a result of the tax payment related to an Internal Revenue Service examination for fiscal 2003 and additional accruals for the current year uncertain tax positions, on September 29, 2007 the liability for uncertain tax positions was $3,956,000 excluding interest and penalties. This liability can be reduced by $921,000 of offsetting tax benefits associated with the correlative effects of state income taxes and other receivables.  The net amount of $3,035,000, as of September 29, 2007, if recognized, would favorably affect the Company’s effective tax rate.

Included in the balance of unrecognized tax benefits at September 29, 2007 is $301,000 related to tax positions, interest, and penalties for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense.  Through the six-month period ended September 30, 2006, the Company recorded interest and penalties related to unrecognized tax benefits in other expense. At April 1, 2007, the Company had approximately $649,000 in estimated interest and $774,000 in estimated penalties related to uncertain tax positions. These liabilities could be reduced by $264,000 of offsetting tax benefits. The net amount of $1,159,000, if recognized, would favorably affect the Company’s effective tax rate. As of September 29, 2007 these balances were $449,000 and $696,000, respectively. These liabilities can be reduced by $182,000 of offsetting tax benefits. The net amount of $963,000, if recognized, would favorably affect the Company’s effective tax rate.

The Company and its subsidiaries are subject to taxation in various jurisdictions, including federal, state and foreign.  The Company’s federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2002.  The U.S. federal income tax return for fiscal years 2002, 2003, and 2004 are currently under examination by the Internal Revenue Service. Management continues to assess the impact of the federal uncertain tax positions under examination, along with the resulting state adjustments. The Company paid $1,367,000 during the six months period ended September 29, 2007 in connection with the fiscal 2003 audit.  The Company cannot conclude on the range of estimates resulting from the fiscal 2002, 2003 and 2004 IRS examinations, however the Company believes it is adequately accrued.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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

	Three Months Ended		Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
BASIC:
Net income	$4,501	$5,996	$8,974	$10,912
Weighted average shares outstanding for the period	13,755	13,671	13,767	13,658
Net income per share	$0.33	$0.44	$0.65	$0.80

DILUTED:
Net income	$4,501	$5,996	$8,974	$10,912
Weighted average shares outstanding for the period	13,755	13,671	13,767	13,658
Dilutive effect of stock options	232	318	232	342
Total	13,987	13,989	13,999	14,000
Net income per share	$0.32	$0.43	$0.64	$0.78

Options to purchase 490,510 shares of the Company’s common stock at an average price of $38.51 per share, and 408,791 shares at an average price of $37.15 per share for the three months ended September 29, 2007 and September 30, 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the six months ended September 29, 2007 and September 30, 2006, options to purchase the Company’s common stock of 517,412 shares at an average price of $38.25 per share, and 391,032 shares at an average price of $36.94 per share, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The reductions to revenue for estimated product returns for the three and six months ended September 29, 2007 and September 30, 2006 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge (1)	Deductions and Other(2)	Balance at End of Period
Three months ended September 29, 2007
Allowance for sales returns	$165	$137	$(158)	$144

Three months ended September 30, 2006
Allowance for sales returns	$462	$523	$(488)	$497

Six months ended September 29, 2007
Allowance for sales returns	$199	$512	$(567)	$144

Six months ended September 30, 2006
Allowance for sales returns	$525	$676	$(704)	$497

______________
(1) Allowances for sales returns are charged as a reduction to revenue.
(2) Represents amounts charged to the allowance for sales returns.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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

Operating Lease Obligations

The Company’s future minimum lease payments and sublease income under non-cancelable operating leases at September 29, 2007 are as follows (in thousands):

Payment Due by Year	Operating Lease	Estimated Sublease Income
Less than 1 year	$1,098	$52
2 years	1,081	-
3 years	998	-
4 years	563	-
	$3,740	$52

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2011.  Rental expense net of sublease income for the three and six months ended September 29, 2007 amounted to $243,000 and $460,000, respectively. For the same periods last fiscal year, such expenses were $240,000 and $474,000, respectively.

 Note 8 – Common Stock Repurchase

Share repurchase activities for the three and six months ended September 29, 2007 and September 30, 2006 are shown below.

	Three Months Ended		Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Number of shares repurchased	100	35,000	104,800	35,000
Cost of shares repurchased	$4,000	$1,107,000	$3,249,000	$1,107,000
Average price per share	$34.97	$31.62	$31.00	$31.62

Since the inception of the repurchase program in 1992 through September 29, 2007, the Company repurchased a total of 1,275,700 shares of the common stock for an aggregate cost of $12,429,000.  Upon their repurchase, shares are restored to the status of authorized but unissued shares.  As of September 29, 2007, a total of 624,300 shares remain authorized for repurchase under the program.

Subsequent to September 29, 2007, and prior to November 7, 2007, the Company repurchased a total of 135,000 Common shares for an aggregate cost of $4,842,000.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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

Below is a summary of sales by major geographic area (in thousands):

	Three Months Ended		Six Months Ended
Net Sales	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Asia (excluding China & Japan)	$4,362	$4,502	$8,084	$8,069
China	5,377	8,384	9,890	16,884
Japan	1,929	2,035	4,140	3,985
Europe	2,936	3,981	5,505	6,400
United States	7,220	7,361	14,804	14,888
Other	205	258	368	860
Net Sales	$22,029	$26,521	$42,791	$51,086

Net property, plant and equipment by country was as follows (in thousands):

Country	September 29, 2007	March 31, 2007
United States	$8,929	$7,516
Hong Kong	1,329	1,135
	$10,258	$8,651

Note 10 – Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representative and distributors.  Sales to distributors and related cost of sales are recognized upon resale to end-user customers.

For the three months ended September 29, 2007, two customers, a major medical instrumentation company and a major communications company accounted for approximately 16% and 15% of sales, respectively. Nearly all of the sales to the medical instrumentation company were through distributors and contract manufacturers.  For the six months ended September 29, 2007 the same two customers accounted for approximately 15% and 13%, respectively.

For the three months ended September 30, 2006, two customers, a contract manufacturer and a distributor of our products each accounted for approximately 12% of net sales. For the six months ended September 30, 2006, the same two customers accounted for approximately 13% and 14% of net sales, respectively.

Outstanding accounts receivable due from the Company’s significant communications customer were 20% of gross accounts receivable as of September 29, 2007. The same customer accounted for 21% of gross accounts receivable as of March 31, 2007.

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

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates, " and variations of these words and similar expressions, are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1)our belief that it is unlikely that any legal claims will result in a material adverse impact on the Company’s business, financial position, results of operations or cash flows; (2) our expectation that LED lighting will grow during the fiscal 2008 and beyond to become a significant market for Supertex; (3) our expectation that medical sales will increase slightly in the third fiscal quarter and that sales of our high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs to this market will continue to increase as the ultrasound market continues to expand globally; (4) our plans to introduce more new integrated pulser ICs as well as ultrasound receiver blocks and that custom high voltage pulsers are projected to contribute to our revenue growth in the second half of fiscal 2008; (5) R&D expenses in absolute dollars are expected to be lower sequentially; (6) our belief that we have adequately recorded tax liabilities in our financial statements for additional taxes we may be required to pay as a result of the examinations of our fiscal 2002, 2003 and 2004 tax returns and that we do not anticipate any payment of cash from uncertain tax positions within one year of the balance sheet date  ; (7) that we expect to spend approximately $5,400,000  for capital acquisitions during fiscal year 2008; (8) our belief that we have substantial production capacity in place to handle any projected increase in business in fiscal 2008; (9) our belief that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months; (10) our belief that a significant change in interest rates would minimally impact interest income the fair value of our investments; (11) our belief that our exposure to foreign currency exchange risks is relatively small; and (12) our growth strategy relying on continuous introduction of new products and technologies.

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

Results of Operations

Net Sales

We operate in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal integrated circuits (ICs). We have a broad base of customers, who in some cases manufacture end products spanning multiple markets. As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation.  Actual results may differ from those reported. During the first fiscal quarter of 2008 we reviewed our assignment of products to markets and have made adjustments by including a new market, “LED lighting,” renaming “Other” to “Industrial/other,” and making certain changes to product market assignments.  We expect that the LED lighting market, which includes drivers for LED backlights for TV flat screens and monitors as well as drivers for LED general lighting applications, will grow during the fiscal 2008 and beyond to become a significant market for Supertex.  The Industrial/other market includes discretes and ICs for industrial controls and many general applications.

Net sales for the three months ended September 29, 2007 were $22,029,000, a 17% decrease compared to $26,521,000 for the same period of the prior fiscal year. The year-over-year decrease in net sales is primarily attributed to a decrease in our EL inverter and foundry unit shipments due to reduced demand for these products from our customers, as well as a reduction in average selling prices in certain products, partially offset by an increase in unit shipments to LED lighting customers. Net sales increased 6% from $20,762,000 when compared to the quarter ended June 30, 2007 due to a rebound in unit shipments of EL inverters and an increase in shipments to LED lighting and telecommunications customers.

Net sales for the six months ended September 29, 2007 were $42,791,000, a 16% reduction compared to $51,086,000 for the same period of fiscal 2007.  This resulted from a decrease in our EL inverter and foundry unit shipments due to reduced demand for these products from our customers, and reduction in average selling prices in certain products.

The table below shows our estimate of the breakdown of net sales to customers by end market for the three and six months ended September 29, 2007, September 30, 2006, and June 30, 2007, as well as year-over-year and quarterly sequential percentage changes (dollars in thousands).

	Three Months Ended					Six Months Ended
Net Sales	September 29, 2007	June 30, 2007	September 30, 2006	Sequential Change	Year-Over-Year Change	September 29, 2007	September 30, 2006	Year-Over-Year Change
Medical Electronics	$7,990	$8,210	$8,077	-3%	-1%	$16,200	$15,221	6%
Imaging	7,400	6,209	11,331	19%	-35%	13,609	21,938	-38%
Industrial/Other	2,968	3,925	5,091	-24%	-42%	6,893	9,453	-27%
Telecom	2,178	1,545	1,794	41%	21%	3,723	4,051	-8%
LED Lighting	1,493	873	228	71%	555%	2,366	423	459%
Net Sales	$22,029	$20,762	$26,521	6%	-17%	$42,791	$51,086	-16%

	Three Months Ended			Six Months Ended
Net Sales	September 29, 2007	June 30, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Medical Electronics	36%	40%	30%	38%	30%
Imaging	34%	30%	43%	32%	43%
Industrial/Other	13%	19%	19%	16%	18%
Telecom	10%	7%	7%	9%	8%
LED Lighting	7%	4%	1%	5%	1%
Net Sales	100%	100%	100%	100%	100%

The Medical Electronics market accounted for the highest sales of all of our markets for the three months and six months ended September 29, 2007. Sales to the Medical Electronics market for the three months ended September 29, 2007 were $7,990,000, which were comparable to the same period of the prior year, as sales of our integrated pulsers, launched during the past year, grew, while orders for our analog switches were extremely strong during the second quarter of fiscal 2007.  Sales to the medical electronics market in our second fiscal quarter compared to our first fiscal quarter were 3% lower due to a decline in our medical foundry business.  This was partially offset by higher shipments of medical ultrasound standard products.

For the six months ended September 29, 2007 our Medical Electronics sales were $16,200,000, an increase of $979,000, or 6%, compared to the same period in the prior fiscal year.  The year-over-year increase in net sales is due to higher demand reflected in strong shipments of our high voltage pulser circuits and chipsets and due to higher foundry shipments. We expect sales in this market to increase slightly in the third fiscal quarter, although we have experienced seasonal declines in past years.

In recent years, the ultrasound market experienced significant growth in the transportable, hand-carried ultrasound (HCU) units.  These high-performance, portable, affordable systems are accelerating the proliferation of ultrasound imaging to medical specialties other than the traditional clinical applications.  Geographically, the market is expanding as well, as China, Korea and India are now designing and producing medical ultrasound machines.  We believe that sales of our high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs to this market will continue to increase as the ultrasound market continues to expand globally.  We are heavily investing in product development for the ultrasound market and we expect to introduce more new integrated pulser ICs as well as ultrasound receiver blocks.  Custom high voltage pulsers are projected to contribute to our revenue growth in the second half of fiscal 2008.

Sales in the Imaging market for the three and six months ended September 29, 2007 were $7,400,000 and $13,609,000, a decrease of 35% and 38%, respectively, when compared to the same periods in the last fiscal year.  These decreases in net sales are primarily due to reduced demand reflected in lower shipments to a major customer due to reduced end user demand of that customer’s mobile phones. Sales for the three months ended September 29, 2007 to this major customer increased when compared to the prior fiscal quarter, as mobile phone demand increased.

Sales in the Industrial/other market for the three and six months ended September 29, 2007 of $2,968,000 and $6,893,000 decreased 42% and 27%, respectively, when compared to the same periods a year ago and decreased 24% sequentially.  The year-over-year and sequential decreases are primarily due to reduced foundry shipments and to a lesser extent due to lower sales of various industrial control products.

Sales to the Telecom market increased 21% during the three months ended September 29, 2007 to $2,178,000 compared to the same period a year ago and increased 41% sequentially.  The increase in year-over-year sales is primarily due to higher shipments for a military radio application and for optical MEMS drivers.  The sequential increase in sales is primarily due to an increase in demand for a military radio application, for optical MEMS drivers, and for power supply controllers. For the six months ended September 29,, 2007, Telecom sales were $3,723,000, or 8% lower than the same period last year due to reduced demand for line protection devices and ring generators.

The ramp-up of in our LED driver markets includes the driver ICs for LCD and DLP flat screen television (TV) sets that are back-lighted by LEDs, and lighting applications such as traffic signals, street lights, signage, decorative lighting and automobile lights.  Sales in LED backlighting driver ICs and driver ICs for lighting were $1,493,000 and $2,366,000 for the three and six months ended September 29, 2007 compared to $228,000 and $423,000, respectively, for the same periods last year.  The increases in year-over-year and sequential sales are due primarily to introduction of our new line of LED backlight driver ICs for flat screen TVs and for general lighting. Sales in the LED lighting and backlighting market increased $620,000 sequentially.

Our current growth strategy relies on the successful transition of our new products, and our ability to continuously and successfully introduce and market new products and technologies that meet our customers’ requirements.

Our principal markets are in Asia, the United States, and Europe.  Sales by geography as well as year-over-year and sequential percentage change, were as follows, where international sales include sales to the U.S. based customers if the product is delivered outside the U. S. (in thousands):

	Three Months Ended					Six Months Ended
Net Sales	September 29, 2007	June 30, 2007	September 30, 2006	Sequential Change	Year-Over-Year Change	September 29, 2007	September 30, 2006	Year-Over-Year Change
Asia (excluding China & Japan)	$4,362	$3,722	$4,502	17%	-3%	$8,084	$8,069	0%
China	5,377	4,513	8,384	19%	-36%	9,890	16,884	-41%
Japan	1,929	2,211	2,035	-13%	-5%	4,140	3,985	4%
Europe	2,936	2,569	3,981	14%	-26%	5,505	6,400	-14%
United States	7,220	7,584	7,361	-5%	-2%	14,804	14,888	-1%
Other	205	163	258	26%	-21%	368	860	-57%
Net Sales	$22,029	$20,762	$26,521	6%	-17%	$42,791	$51,086	-16%

International Sales	$14,809	$13,178	$19,160	12%	-23%	$27,987	$36,198	-23%
Domestic Sales	7,220	7,584	7,361	-5%	-2%	14,804	14,888	-1%
Net Sales	$22,029	$20,762	$26,521	6%	-17%	$42,791	$51,086	-16%

Net sales to international customers for the three and six months ended September 29, 2007 were $14,809,000 and $27,987,000 or 67% and 65%, respectively, of net sales as compared to $19,160,000 or 72% and $36,198,000 or 71%, respectively, of net sales for the same periods of the prior fiscal year and $13,178,000 or 63% in the three months ended June 30, 2007.  Sales to international customers for the three and six months ended September 29, 2007 decreased 23% compared to the same periods last year and increased 12% sequentially. The decrease in international sales year-over-year and sequentially are primarily due to reduced shipments of EL backlighting drivers to customers whose contract manufacturing vendors are located primarily in China. The sequential increase is due to a rebound in shipments of EL backlighting drivers to customers’ hubs which are located primarily in China and shipments of LED backlighting drivers to Korea.

Net sales to domestic customers for the three and six months ended September 29, 2007 decreased 2% and 1%, respectively, compared to the same periods last year and decreased 5% sequentially.

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

Gross profit for the quarter ended September 29, 2007 was $13,009,000, compared to $16,216,000 for the same period of fiscal 2007, and $12,686,000 for the prior quarter. The year-over-year reduction in gross profit was primarily attributable to reduced sales. The sequential increase in gross profit was primarily due to increased sales, partially offset by a less favorable product mix and lower manufacturing cost absorption. For the six months ended September 29, 2007, gross profit was $25,695,000 compared to $30,944,000 for the same period of last fiscal year. The decrease in gross profit was primarily attributable to reduced sales.

Gross margin, which is gross profit as a percent of net sales, was 59% for the three months ended September 29, 2007 compared to 61% for both the same period of the prior fiscal year and for the prior quarter of fiscal 2008.  The decrease in gross margin for the three months ended September 29, 2007 compared to the same period in fiscal 2007 was primarily attributable to lower sales and reduced capacity utilization in the fab. The sequential reduction in gross margin is primarily due to a slightly unfavorable product mix and reduced factory cost absorption.  For the six months ended September 29, 2007, gross margin was 60% compared to 61% for the same period in the last fiscal year.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 29, 2007	June 30, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Gross Margin Percentage	59%	61%	61%	60%	61%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Sale of Previously Written Down Inventory	$380	$398	$434	$778	$950
Percentage of Net Sales	2%	2%	2%	2%	2%

We wrote down inventory totaling $469,000 and $850,000 for the three and six months ended September 29, 2007, respectively. For the comparable periods in fiscal 2007, We wrote down inventory totaling $592,000 and $1,189,000, respectively. We realized gross margin benefits of $380,000 and $778,000 for the three and six months ended September 29, 2007 due to sales of previously reserved, or written-down, inventory.  Such benefits were $434,000 and $950,000 for the three and six months ended September 30, 2006.

Research and Development (R&D) Expenses

	Three Months Ended					Six Months Ended
(Dollars in thousands)	September 29, 2007	June 30, 2007	September 30, 2006	Sequential Change	Year-Over-Year Change	September 29, 2007	September 30, 2006	Year-Over-Year Change
R&D Expenses	$3,858	$3,765	$3,658	2%	5%	$7,623	$7,607	0%
Percentage of Net Sales	18%	18%	14%			18%	15%

Research and development (R&D) expenses include payroll and benefits, processing costs, and depreciation.   We also expense proto-type wafers and mask sets related to new products as R&D expenses until such new products are released to production.

Expenditures for R&D were $3,858,000 and $7,623,000 for the three and six months ended September 29, 2007, respectively, compared to $3,658,000 and $7,607,000, respectively, for the same period last year.  The net increase of $200,000 for the second fiscal quarter compared to the prior year resulted primarily from an increase in fab costs related to usage of equipment, including masks and supplies of $520,000, higher depreciation expense of $93,000 and higher outside services expense of $40,000; partially offset by a decrease in payroll and benefits of $460,000, including a decrease of $207,000 in employee stock-based compensation expense. For the six months ended September 29, 2007, R&D expenses were essentially flat with the same period last year, as higher usage of equipment, including masks and supplies of $549,000, higher depreciation expense of $157,000 and higher outside services costs of $103,000 were nearly offset by lower payroll and benefits of $815,000, including a decrease of $318,000 in employee stock-based compensation expense. Compared to the prior quarter, R&D expenses increased by $93,000 primarily due to higher usage of fab equipment, including masks and supplies of $420,000 plus depreciation of $45,000; partially offset by reduced payroll and benefits of $367,000, including  a reduction of stock-based compensation expense of $87,000.

Some aspects of our R&D efforts require significant short-term expenditures.  As such, timing of such expenditures may cause fluctuations in our R&D expenses. We have increased R&D activities in order to increase the number of new products we introduce and meet current and future technological requirements of our customers and markets.   R&D expenses in absolute dollars are expected to be lower sequentially due to holiday work schedules. R&D expenses as a percentage of net sales may fluctuate.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended					Six Months Ended
(Dollars in thousands)	September 29, 2007	June 30, 2007	September 30, 2006	Sequential Change	Year-Over-Year Change	September 29, 2007	September 30, 2006	Year-Over-Year Change
SG&A Expenses	$4,192	$3,646	$3,826	15%	10%	$7,838	$7,629	3%
Percentage of Net Sales	19%	18%	14%			18%	15%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with the our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax, and compliance services related to Sarbanes-Oxley Act of 2002.

SG&A expenses for the three months ended September 29, 2007 were $4,192,000 or an increase of $366,000 when compared to $3,826,000 for the comparable period last year.  This increase is primarily due to higher sales commissions of $164,000, higher data processing costs of $66,000, higher professional services of $57,000, including adoption of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, and other expenses including occupancy costs. For the six months ended September 29, 2007, SG&A expenses were $7,838,000, an increase of $209,000 when compared to the same period last year. This increase is primarily attributable to higher sales and marketing salaries of $306,000 due to recruitment of sales professionals in Asia, and due to higher occupancy, data processing and other expenses of $175,000; partially offset by lower professional services related to audit and Sarbanes-Oxley compliance of $265,000 and a gain on sale of equipment of $200,000. SG&A expenses for the second fiscal quarter of 2008 compared to the prior quarter were higher by $546,000.  This sequential increase resulted primarily from as increase in audit and tax consulting expenses of $276,000, including adoption of FIN 48, and from lower costs recorded in the first fiscal quarter of 2008 on a $200,000 gain on sale of equipment.

Interest Income and Other Income, Net

	Three Months Ended					Six Months Ended
(Dollars in thousands)	September 29, 2007	June 30, 2007	September 30, 2006	Sequential Change	Year-Over-Year Change	September 29, 2007	September 30, 2006	Year-Over-Year Change
Interest Income and Other Income, Net	$1,587	$1,507	$968	5%	64%	$3,094	$2,256	37%
Percentage of Net Sales	7%	7%	4%			7%	4%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $1,441,000 and $2,821,000 for the three and six months ended September 29, 2007, respectively compared to $1,202,000 and $2,313,000, respectively, for the same periods last fiscal year. These increases in interest income are primarily a result of larger cash, cash equivalents and short-term investments balances and to a lesser extent from higher investment yields.

Other income, net, for the three months ended September 29, 2007 was $146,000 and consisted primarily of a $58,000 increase in fair value of investments held by our Supplemental Executive Retirement Plan (SERP) and $41,000 of lease and non-trade income. For the comparable period in fiscal 2007, other expense, net was $234,000 and consisted primarily of a $521,000 charge for uncollectible sales tax and interest expense accrued related to sales tax and IRS audits, partially offset by proceeds of $61,000 representing the balance received for the sale of an investment previously written off, by a $191,000 increase in fair market value of investments held by our SERP, and by an increase in other items of $35,000.

Other income, net for the six months ended September 29, 2007 was $273,000, consisting primarily of $113,000 increase in fair value of investments held by our SERP and $58,000 of lease and non-trade income. For the comparable period in fiscal 2007, other expense, net was $57,000, consisting primarily of a $521,000 charge for uncollectible sales tax and interest expenses accrued related to the sales tax and IRS audits; partially offset by proceeds of $246,000 from the sale of an investment previously written off, a $113,000 increase in fair market value of investments held by our SERP, and $64,000 in proceeds from an insurance claim for damages caused by a contractor.

Provision for Income Taxes

The income tax provision for the interim period represents federal, state and foreign taxes and reflects our computed estimated annual effective tax rate.  It differs from the taxes computed at the federal and state statutory rates primarily due to the effect of non-deductible stock-based compensation expense, tax exempt interest income, and research and development credits. The provision for income taxes for the three months ended September 29, 2007 was $2,045,000 at the effective tax rate of 31%. During the three month period ended September 29, 2007, a settlement of an IRS audit of fiscal 2003 was reached on uncertain tax positions related to transfer pricing and a payment was made related to transfer pricing and R&D tax credits. This resulted in a tax benefit of $144,000.  The tax provision for the comparable period in fiscal 2007 was $3,704,000 at an effective tax rate of 38%. The provision for income taxes for the six months ended September 29, 2007 was $4,354,000 at the effective tax rate of 33% compared to $7,052,000 and 39% for the same period in the prior fiscal year. The effective tax rates for the three and six months ended September 30, 2006 were impacted by adjustments to provide for contingencies related to an IRS audit. Additionally, in the three months ended September 30, 2006, the federal research and development credit had not been renewed.  It was subsequently renewed during our third fiscal quarter of fiscal 2007.

We maintain liabilities for uncertain tax positions within our income taxes payable account. The determination of the liability amount involves considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information. We are currently under IRS examination for the fiscal 2002, 2003 and 2004 tax returns.  We believe that we have adequately recorded tax liabilities in our financial statements for additional taxes we may be required to pay as a result of the examinations. If the resulting tax assessment exceeds the estimate of tax liabilities, an additional charge to expense will result.  If payment proves unnecessary, the reversal of tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary.

Financial Condition

Overview

We ended the second quarter of fiscal 2008 with $142,941,000 in cash, cash equivalents, and short-term investments.  This represents an increase of $4,025,000 when compared with the amount of $138,916,000 on March 31, 2007.  As of September 29, 2007, the net working capital was $162,461,000, an increase of $10,899,000 from $151,562,000 as of March 31, 2007.  Working capital is defined as current assets less current liabilities.  The increase in working capital was mostly the result of cash generated from operations.

Liquidity and Capital Resources

In summary, our cash flows were as follows:

	Six Months Ended
(Dollars in thousands)	September 29, 2007	September 30, 2006
Net cash provided by operating activities	$8,016	$14,063
Net cash used in investing activities	(6,395)	(22,167)
Net cash provided by (used in) financing activities	(1,643)	1,309
Net decrease in cash and cash equivalents	$(22)	$(6,795)

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the six months ended September 29, 2007, net cash provided by operating activities was $8,016,000. This increase in cash resulted primarily from net income of $8,974,000, an increase in trade accounts  payable of $1,134,000, an increase in income taxes payable of $1,690,000, and other non-cash items such as depreciation of $1,388,000 and stock-based compensation expense of $1,160,000.. This increase in cash from operating activities was partially offset by an increase in inventories of $3,457,000, which was primarily due to an increase in higher valued inventory in our back-end test facility, an increase in trade accounts receivable of $1,953,000, which was due to higher shipments in the third month of the second fiscal quarter compared to the shipment pattern in the fourth quarter of last fiscal year, and an increase in prepaid expense and other assets of $1,220,000, which was primarily related to tax over payment and tax benefits on employee stock compensation expense .

For the six months ended September 30, 2006, net cash provided by operating activities was $14,063,000.  This increase in cash was primarily attributable to net income of $10,912,000, a decrease in deferred revenue of $815,000, a decrease in short term investments, categorized as trading of $745,000, and other non-cash items such as stock-based compensation expense of $1,378,000, depreciation of $1,340,000, provision for excess and obsolete inventories of $1,189,000, and provision for doubtful accounts and sales returns of $575,000.  This increase in cash from operating activities was partially offset by an increase in trade accounts receivable of $1,884,000 and an increase in inventories of $1,459,000.

Investing Activities

Investing cash flows consist primarily of capital expenditures and purchases of short-term investments, partially offset by sales of short-term investments. Cash used in investing activities for the three months ended September 29, 2007 was $6,395,000, due to the timing of purchases and sales of short-term investments and capital expenditures of $2,995,000 primarily for manufacturing capacity and quality improvements and enterprise software during the first half of fiscal 2008.

Cash used in investing activities for the three months ended September 30, 2006 was $22,167,000 due to the timing of purchases and sales of short-term investments and capital expenditures of $1,968,000.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 1991 and 2001 Plans and sale of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities as required by SFAS 123R, and of repurchases of stock on the open market. Net cash used by financing activities in the six months ended September 29, 2007 was $1,643,000 due to the repurchase of 104,800 shares of our common stock for $3,249,000. This was partially offset by proceeds from the exercise of stock options and employee stock purchases under the ESPP of $1,425,000 and excess tax benefit related to stock-based compensation plans of $181,000.

Net cash provided by financing activities in the six months ended September 30, 2006 was $1,309,000 due to proceeds from the exercise of stock options and employee stock purchases under the ESPP of $2,124,000 and excess tax benefit related to stock-based compensation plans of $292,000, partially offset by repurchase of common stock of $1,107,000.

We expect to spend approximately $5,400,000 for capital acquisitions in fiscal 2008.  We believe that we have substantial production capacity in place to handle any projected increase in business in fiscal 2008.  Most of our property, plant and equipment, net, of $10,258,000 is located in the United States. We also believe that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Off-Balance Sheet Arrangements

We do not have nor have we ever had any off-balance sheet arrangements that have, or are likely to have, a current or future material effect on the financial condition, sales, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

We purchase components from a variety of suppliers and use several contract assemblers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract assemblers and suppliers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments, arising from these agreements, are firm, non-cancelable, and unconditional commitments.

The following table summarizes our significant contractual cash obligations at September 29, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years
Operating lease obligations (1)	$3,740	$1,098	$1,081	$998	$563
Purchase obligations (2)	7,568	6,696	803	40	29
Total contractual cash obligations	$11,308	$7,794	$1,884	$1,038	$592

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2011.  Rental expense net of sublease income for the three months ended September 29, 2007, amounted to $243,000.

(2) To obtain favorable pricing and resource commitment, we commit to volume purchases from suppliers of manufacturing materials and services.

Effective April 1, 2007, we adopted the provisions of FIN 48 (see Note 5).  As of September 29, 2007, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of state income taxes and other receivables was $4,002,000, of which, none is expected to be paid within one year. We are unable to estimate when cash settlement with a taxing authority may occur.

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

Available Information

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  The SEC maintains an Internet site at http://www.sec.gov that contains these reports, proxy and information statements and other information regarding Supertex, Inc. We make available free of charge and through our Internet website at www.supertex.com copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC.  Copies of such documents may be requested by contacting our Investor Relations department at (408) 222-4295.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of our investment securities.  We have no holdings of derivative or commodity instruments. Our portfolio is primarily comprised of fixed rate securities. Investments and cash and cash equivalents generated interest income of $1,441,000 in the three months ended September 29, 2007.  A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also adversely impact the fair value of our investments; however, we believe the impact would be minimal since auction periods of these securities are short, typically 35 days.  As of September 29, 2007, we had no long-term debt outstanding.

Foreign Currency Exchange Risks

We do not hedge any potential risk from any foreign currency exposure. With our operations in Hong Kong, we face exposure to an adverse change in the exchange rate of the Hong Kong dollar.  We believe that our exposure is relatively small, thus we do not employ hedging techniques designed to mitigate this foreign currency exposure.  Likewise, we could experience unanticipated currency gains or losses.  As the level of activity at this operation changes over time, actual currency gains or losses could have an adverse impact to our consolidated financial statements.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures.

Disclosure Controls and Procedures.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including, without limitation, that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

Limitations on the Effectiveness of Disclosure Controls.  In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of September 29, 2007, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.   There were no changes in the our internal control over financial reporting that occurred during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect such control.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we are subject to possible claims or assessments from third parties arising in the normal course of business.  We have reviewed such possible claims and assessments with legal counsel and believe that it is unlikely that they will result in a material adverse impact on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of our Form 10-K for the fiscal year ended March 31, 2007, filed on June 14, 2007, which risk factors are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
04/01/07- 04/28/07	-	-	-	729,100
04/29/07- 05/26/07	104,700	$31.00	-	624,400
05/27/07- 06/30/07	-	-	-	624,400
07/01/07 - 07/28/07	-	-	-	624,400
07/29/07 - 08/25/07	100	34.97	-	624,300
08/26/07 - 09/29/07	-	-	-	624,300
Total	104,800	$31.00	-	624,300

(1)
Our current share repurchase program, under which we repurchased these 104,800 shares during the six months ended September 29, 2007, has been in place since 1999. We are not certain but do not believe we publicly announced this program, although our financial statements have reflected purchases from time to time under this program. These 104,800  shares were purchased in open market transactions.

(2)
We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. The board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a share repurchase program authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced the 1999 repurchase plan. The 1999 repurchase program has no expiration date, other than, unless extended, when an aggregate of 962,000 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired during the second fiscal quarter ended September 29, 2007 nor have we  decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s August 17, 2007, Annual Meeting of Shareholders, the Company’s shareholders re-elected the existing board of directors and ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal 2008. Of the 13,735,028 shares of common stock outstanding as of the record date of June 22, 2007, a total of 12,870,204 shares were voted in person or by proxy, representing 95% of the total votes entitled to be cast, constituting a majority and therefore more than a quorum of the outstanding shares entitled to vote. Votes were cast as follows:

	Votes For	Votes Against	Votes Withheld/ Abstentions	Broker Non-Votes

1. Election of Directors

Henry C. Pao	12,790,188	0	80,016	0
Benedict C.K. Choy	12,322,002	0	548,202	0
W. Mark Loveless	12,668,255	0	201,949	0
Elliott Schlam	12,668,255	0	201,949	0
Milton Feng	12,667,737	0	202,467	0

2. Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending March 30, 2008.
Votes For	Votes Against	Abstentions	Broker Non-Votes

12,862,346	7,538	320	0

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

Date: November 8, 2007
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

Date: November 8, 2007
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

Date: November 8, 2007
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

(i)
the quarterly report of the Company on Form 10-Q for the period ended September 29, 2007, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: November 8, 2007                                                                                                               /s/ Henry C. Pao
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

(i)
the quarterly report of the Company on Form 10-Q for the period ended September 29, 2007, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: November 8, 2007                                                                                                               /s/ Phillip A. Kagel
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