Form 10-Q
period 2007-12-29
SUPERTEX INC
filed 2008-02-07
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2008
Common Stock, no par value	12,873,082
Exhibit index is on Page 30
Total number of pages: 34

SUPERTEX, INC.
QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Net sales	$20,147	$24,098	$62,938	$75,184
Cost of sales(1)	8,915	9,860	26,011	30,002
Gross profit	11,232	14,238	36,927	45,182
Research and development(1)	3,358	3,688	10,981	11,295
Selling, general and administrative(1)	3,888	4,152	11,726	11,781
Total operating expenses	7,246	7,840	22,707	23,076
Income from operations	3,986	6,398	14,220	22,106
Interest income	1,664	1,263	4,485	3,576
Other income (expense), net	(332)	387	(59)	330
Income before provision for income taxes	5,318	8,048	18,646	26,012
Provision for income taxes	1,641	2,555	5,995	9,607
Net income	$3,677	$5,493	$12,651	$16,405
Net income per share:
Basic	$0.27	$0.40	$0.92	$1.20
Diluted	$0.26	$0.39	$0.91	$1.17

Shares used in per share computation:
Basic	13,685	13,749	13,700	13,688
Diluted	13,912	14,082	13,929	14,029

(1) Includes amortization of employee stock-based compensation as follows. See Note 2 for more information:
Cost of sales	$127	$91	$401	$248
Research and development	$198	$416	$663	$1,199
Selling, general and administrative	$210	$216	$631	$575

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 29, 2007	March 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$23,979	$22,652
Short-term investments	117,719	116,264
Trade accounts receivable	12,906	12,793
Inventories	17,511	14,238
Prepaid expenses and other current assets	2,180	2,172
Deferred income taxes	8,123	8,123
Total current assets	182,418	176,242
Property, plant and equipment, net	10,291	8,651
Other assets	389	140
Deferred income taxes	1,568	899
TOTAL ASSETS	$194,666	$185,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$3,836	$4,120
Accrued salaries and employee benefits	12,270	12,102
Other accrued liabilities	2,111	2,175
Deferred revenue	3,688	2,965
Income taxes payable	--	3,318
Total current liabilities	21,905	24,680
Income taxes payable, noncurrent	5,389	--
TOTAL LIABILITIES	$27,294	$24,680

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, no par value -- 10,000 shares authorized, none outstanding	--	--
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 13,589 shares and 13,794 shares	57,637	54,741
Retained earnings	109,735	106,511
TOTAL SHAREHOLDERS’ EQUITY	167,372	161,252
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$194,666	$185,932

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	December 29, 2007	December 30, 2006
Net income	$12,651	$16,405
Non-cash adjustments to net income:
Depreciation	2,226	2,100
Provision for doubtful accounts and sales returns	1,064	774
Provision for excess and obsolete inventories	2,085	1,886
Stock-based compensation expense	1,695	2,058
Tax benefit related to stock-based compensation plans	462	1,454
Excess tax benefit related to stock-based compensation plans	(238)	(966)
Gain on disposal of property, plant and equipment	(200)	-
Deferred income taxes	(669)	-
Changes in operating assets and liabilities:
Short-term investments, categorized as trading	(255)	262
Trade accounts receivable	(1,177)	455
Inventories	(5,358)	(2,458)
Prepaid expenses and other assets	(257)	(780)
Trade accounts payable and accrued expenses	(180)	1,083
Deferred revenue	723	606
Income taxes payable	1,978	(1,030)
Net cash provided by operating activities	14,550	21,849
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,866)	(2,292)
Proceeds from disposal of property and equipment	200	-
Purchases of short-term investments, categorized as available for sale	(87,900)	(257,695)
Sales of short-term investments, categorized as available for sale	86,700	231,195
Net cash used in investing activities	(4,866)	(28,792)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	2,033	4,273
Repurchase of common stock	(10,628)	(1,107)
Excess tax benefit related to stock-based compensation plans	238	966
Net cash provided by (used in) financing activities	(8,357)	4,132
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,327	(2,811)
CASH AND CASH EQUIVALENTS:
Beginning of period	22,652	27,654
End of period	$23,979	$24,843
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$4,701	$9,661

    See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

        SUPERTEX, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (unaudited)
Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to state fairly the statements of financial position as of December 29, 2007 and March 31, 2007, results of operations for the three and nine months ended December 29, 2007 and December 30, 2006, and cash flows for the nine months ended December 29, 2007 and December 30, 2006.  The March 31, 2007 balance sheet was derived from the audited financial statements included in the 2007 annual report on Form 10-K.  All significant intercompany transactions and balances have been eliminated.

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

Interim results are not necessarily indicative of results for the full fiscal year.  The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and nine months ended December 29, 2007 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2008 will be a 52-week year.  The three months ended December 29, 2007, March 31, 2007, and December 30, 2006, all consist of thirteen weeks.

Reclassification

For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect the Company’s net income, cash flows or net shareholders’ equity.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (SFAS 141(R)).  The revised standard continues the movement toward the greater use of fair values in financial reporting. SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (April 1, 2009 for the Company).  SFAS 141(R) will be applied prospectively.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS 160 is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (April 1, 2009 for Supertex).  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.

SUPERTEX, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) and SFAS No. 160 will have on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company in fiscal 2009. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

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

The effects of recording employee stock-based compensation expense for the three and nine months ended December 29, 2007 and December 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Stock-based compensation expense	$535	$723	$1,695	$2,022
Tax effect of stock-based compensation expense	(96)	(48)	(200)	(65)
Effect on net income	$439	$675	$1,495	$1,957

During the three and nine months ended December 29, 2007, the Company granted options with an estimated total grant date fair value of $1,936,000 and $4,482,000, respectively. For the same periods last fiscal year, the Company granted options with an estimated grant date fair value of $727,000 and $2,250,000, respectively. As of December 29, 2007, the unrecorded stock-based compensation cost balance related to stock options was $7,551,000 (net of forfeitures) and will be recognized over an estimated weighted average amortization period of 4.62 years.

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

SUPERTEX, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the combined activity under the Option Plans for the nine months ended December 29, 2007:

		Options Outstanding
	Available For	Number of	Weighted Average
	Grant	Shares	Exercise Price
Balance, March 31, 2007	885,579	1,052,370	$27.08
Granted	(260,900)	260,900	34.87
Exercised	-	(107,005)	17.44
Canceled	108,800	(108,800)	42.86
Expired	(72,500)	-	46.34
Balance, December 29, 2007	660,979	1,097,465	$28.33

The weighted average fair values of options, as determined under SFAS 123R, granted under the Option Plans during the three and nine months ended December 29, 2007 were $15.90 and $17.18 per share, compared to $22.03 and $20.03 per share, respectively, during the same periods last fiscal year.  The total intrinsic values of options (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) exercised during the three and nine months ended December 29, 2007 were $462,000 and $1,807,000, compared to $2,952,000 and $4,840,000, respectively, for the same periods last fiscal year.  During the three and nine months ended December 29, 2007, the amounts of cash received from employees as a result of employee stock option exercises were $525,000 and $1,866,000, respectively. For the same periods last fiscal year, such amounts were $2,027,000 and $3,616,000 respectively.

SUPERTEX, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The options outstanding and exercisable at December 29, 2007, under the Option Plans were in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$10.75	-	$17.34	348,555	2.35	$15.26	244,995	$14.52
17.39	-	33.67	304,260	4.82	29.27	64,020	26.64
33.95	-	35.86	254,400	9.72	34.94	4,000	35.74
40.56	-	42.24	157,250	5.87	40.91	13,020	40.80
46.92	-	46.92	33,000	5.92	46.92	6,600	46.92
$10.75	-	$46.92	1,097,465	5.35	$28.33	332,635	$18.78

The total intrinsic value of options outstanding and options exercisable as of December 29, 2007 was $6,706,000 and $4,498,000, respectively.

Employee Stock Purchase Plan (“ESPP”). Under the 2000 ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six-month offering period, whichever is lower.  An eligible employee may purchase no more than 500 shares during any six-month offering period.  In December 2005, the Company’s board of the directors approved an amendment of the ESPP effective May 1, 2006, to satisfy the requirement as a “non-compensatory” plan under the provision of SFAS 123R and thus eliminate any compensation-related expense associated with the ESPP on a go-forward basis.  As a result, the purchase discount was reduced to 5% from 15% of market value of the stock at the purchase.  Additionally, the purchase price under the amended plan will be based solely on the market price at the time of purchase at the end of the six-month offering period, and no longer based on the lower of the market value at the beginning or ending of the six-month offering period.  During the three and nine months ended December 29, 2007, the amounts of cash received from employees as a result of ESPP purchase were $84,000 and $167,000, respectively. For the same periods last fiscal year, such amounts were $122,000 and $657,000, respectively.

Note 3 – Inventories

The Company’s inventories consist of high technology semiconductor devices and integrated circuits that are specialized in nature, subject to rapid technological obsolescence and are sold in a highly competitive industry.  Inventory balances at the end of each period are adjusted to approximate the lower of cost or market value.

Inventories consisted of (in thousands):

	December 29, 2007	March 31, 2007
Raw materials	$1,441	$1,648
Work-in-process	11,152	8,382
Finished goods	3,209	2,681
Finished goods at distributors and on consignment	1,709	1,527
Inventories	$17,511	$14,238

SUPERTEX, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company wrote down inventory totaling $1,235,000 and $2,085,000 for the three and nine months ended December 29, 2007, respectively. For the comparable periods in fiscal 2007, the Company wrote down inventory totaling $697,000 and $1,886,000, respectively. The Company realized gross margin benefits of $287,000 and $1,065,000 for the three and nine months ended December 29, 2007 due to sales of previously reserved, or written-down, inventory.  Such benefits were $351,000 and $1,301,000 for the three and nine months ended December 30, 2006.

Inventories at distributors and inventories held on consignment at the Company’s OEM customers’ hubs on December 29, 2007 and March 31, 2007 were $1,709,000 and $1,527,000, respectively. Due to the uncertainty associated with possible returns and pricing concessions, the Company defers the recognition of revenue on shipments to all distributors, domestic and foreign, and the related costs of sales until the distributors have sold the products to their end-user customers. Sales through the distributors are made primarily under arrangements allowing limited rights of return, limited price protection, and the right of stock rotation on merchandise unsold by distributors.  For inventory at OEM hubs, which the Company owns and is included in its inventory at cost, revenue is not recognized until customers draw the products from the hubs.

Note 4 - Comprehensive Income

Comprehensive income, which includes all changes in equity during a period from non-owner sources, did not differ from net income for any of the periods presented.

Note 5 – Income Taxes

The provision for income taxes for the three and nine months ended December 29, 2007 was $1,641,000 at the effective tax rate of 31% and $5,995,000 at the effective tax rate of 32%, compared to $2,555,000 or 32% and $9,607,000 or 37% for the same periods in the prior fiscal year, respectively. The decrease in estimated effective tax rate for the nine months ended December 29, 2007, reflects higher tax benefit from tax-exempt investments and the domestic production activities deduction partially offset by non-deductible stock based compensation expense. For the three months ended December 29, 2007, the change is insignificant. The income tax provision for such interim periods reflects the Company’s computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effect of non-deductible stock-based compensation expense, tax exempt interest income, and the domestic production activities deduction.

The provision for income taxes for the three months ended December 30, 2006 reflected a tax benefit due to the reinstatement of the federal research and development credits that were retroactive to January 1, 2006.  The effective tax rate for nine months ended December 30, 2006 was impacted by an adjustment to provide contingencies related to an Internal Revenue Service (IRS) audit net of the federal tax credit for research and development activities from the last quarter of fiscal 2006.

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

SUPERTEX, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As a result of the tax payment related to an IRS examination for fiscal 2003 and additional accruals for the current year uncertain tax positions, on December 29, 2007 the liability for uncertain tax positions was $4,186,000 excluding interest and penalties. This liability can be reduced by $867,000 of offsetting tax benefits associated with the correlative effects of state income taxes and other receivables.  The net amount of $3,319,000, as of December 29, 2007, if recognized, would favorably affect the Company’s effective tax rate.

Included in the balance of unrecognized tax benefits at December 29, 2007 is $1,593,000 related to tax positions, interest, and penalties for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense.  Through the nine-month period ended December 30, 2006, the Company recorded interest and penalties related to unrecognized tax benefits in other expense. At April 1, 2007, the Company had approximately $649,000 in estimated interest and $774,000 in estimated penalties related to uncertain tax positions. These liabilities could be reduced by $264,000 of offsetting tax benefits. The net amount of $1,159,000, if recognized, would favorably affect the Company’s effective tax rate. As of December 29, 2007 these balances were $536,000 and $667,000, respectively. These liabilities can be reduced by $214,000 of offsetting tax benefits. The net amount of $989,000, if recognized, would favorably affect the Company’s effective tax rate.

The Company and its subsidiaries are subject to taxation in various jurisdictions, including federal, state and foreign.  The Company’s federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2002.  The U.S. federal income tax return for fiscal years 2002 and 2004 are currently under examination by the IRS. Management continues to assess the impact of the federal uncertain tax positions under examination, along with the resulting state adjustments. The Company paid $1,367,000 during the nine months period ended December 29, 2007 in connection with fiscal 2003 audit.  The Company cannot conclude on the range of estimates resulting from the fiscal 2002 and 2004 IRS examinations, however the Company believes it is adequately accrued.

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

SUPERTEX, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended		Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
BASIC:
Net income	$3,677	$5,493	$12,651	$16,405
Weighted average shares outstanding for the period	13,685	13,749	13,700	13,688
Net income per share	$0.27	$0.40	$0.92	$1.20

DILUTED:
Net income	$3,677	$5,493	$12,651	$16,405
Weighted average shares outstanding for the period	13,685	13,749	13,700	13,688
Dilutive effect of stock options	227	333	229	341
Total	13,912	14,082	13,929	14,029
Net income per share	$0.26	$0.39	$0.91	$1.17

Options to purchase 555,539 shares of the Company’s common stock at an average price of $37.08 per share, and 366,600 shares at an average price of $38.07 per share for the three months ended December 29, 2007 and December 30, 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the nine months ended December 29, 2007 and December 30, 2006, options to purchase the Company’s common stock of 516,778 shares at an average price of $38.07 per share, and 366,626 shares at an average price of $37.67 per share, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The reductions to revenue for estimated product returns for the three and nine months ended December 29, 2007 and December 30, 2006 were as follows (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other(2)	Balance at End of Period
Three months ended December 29, 2007
Allowance for sales returns	$144	$476	$(228)	$392

Three months ended December 30, 2006
Allowance for sales returns	$497	$182	$(334)	$345

Nine months ended December 29, 2007
Allowance for sales returns	$199	$989	$(796)	$392

Nine months ended December 30, 2006
Allowance for sales returns	$525	$859	$(1,039)	$345
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

Operating Lease Obligations

The Company’s future minimum lease payments under non-cancelable operating leases at December 29, 2007 were as follows (in thousands):

Payment Due by Year	Operating Lease
Less than 1 year	$1,083
2 years	1,076
3 years	978
4 years	321
$3,458

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2011.  Rental expense net of sublease income for the three and nine months ended December 29, 2007 amounted to $233,000 and $693,000, respectively. For the same periods last fiscal year, such expenses were $232,000 and $706,000, respectively.

 Note 8 – Common Stock Repurchase

Share repurchase activities for the three and nine months ended December 29, 2007 and December 30, 2006 are shown below.

	Three Months Ended		Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Number of shares repurchased	212,560	-	317,360	35,000
Cost of shares repurchased	$7,379,000	$-	$10,628,000	$1,107,000
Average price per share	$34.71	$-	$33.49	$31.63

Since the inception of the repurchase program in 1992 through December 29, 2007, the Company has repurchased a total of 1,488,260 shares of the common stock for an aggregate cost of $19,808,000.  Upon their repurchase, shares are restored to the status of authorized but unissued shares.  As of December 29, 2007, a total of 411,740 shares remain authorized for repurchase under the program.

On January 30th, 2008, the board of directors amended the repurchase program to add 1,000,000 shares. Subsequent to December 29, 2007, and prior to February 6, 2008, the Company repurchased a total of 726,060 common shares for an aggregate cost of $14,144,000.

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

SUPERTEX, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Below is a summary of sales by major geographic area (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Asia (excluding China & Japan)	$3,233	$4,387	$11,317	$12,456
China	5,402	8,184	15,292	25,068
Japan	1,575	1,580	5,715	5,565
Europe	2,376	2,663	7,881	9,063
United States	7,266	6,882	22,070	21,770
Other	295	402	663	1,262
Net Sales	$20,147	$24,098	$62,938	$75,184

Net property, plant and equipment by country was as follows (in thousands):

Country	December 29, 2007	March 31, 2007
United States	$8,843	$7,516
Hong Kong	1,448	1,135
	$10,291	$8,651

Note 10 – Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representative and distributors.  Sales to distributors and related cost of sales are recognized upon resale to end-user customers.

For the three months ended December 29, 2007, two OEM customers accounted for approximately 16% and 12% of net sales, respectively. Nearly all of the sales to the 12% OEM customer were through distributors and contract manufacturers. For the nine months ended December 29, 2007, the same two customers each accounted for approximately 14% of net sales.

For the three months ended December 30, 2006, an OEM customer accounted for 23% of net sales, of which 13% of net sales were sold through a distributor of the Company’s products. For the nine months ended December 30, 2006, the same OEM customer accounted for 23% of net sales, of which a distributor accounted for approximately 14% of net sales and a contract manufacturer accounted for approximately 9% of net sales, respectively. The same contract manufacturer accounted for 11% of total net sales.

Outstanding accounts receivable due from the Company’s significant communications customer were 21% of gross accounts receivable as of December 29, 2007. The same customer accounted for 21% of gross accounts receivable as of March 31, 2007.

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

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates " and variations of these words and similar expressions, are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1)our belief that it is unlikely that any legal claims will result in a material adverse impact on the Company’s business, financial position, results of operations or cash flows; (2) our expectation that LED lighting will grow during the fiscal 2008 and beyond to become a significant market for Supertex; (3) our expectation that medical sales will increase slightly in the fourth fiscal quarter and that sales of our high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs to this market will continue to increase as the ultrasound market continues to expand globally; (4) Sales of EL inverters are expected to decline sequentially; (5) our plans to introduce more new integrated pulser ICs as well as ultrasound receiver blocks and that custom high voltage pulsers are projected to contribute to our revenue growth in the fourth quarter of fiscal 2008; (6) SG&A expenses are expected to increase in the fourth quarter of fiscal year 2008; (7) our belief that we have adequately recorded tax liabilities in our financial statements for additional taxes we may be required to pay as a result of the examinations of our fiscal 2002 and 2004 tax returns and that we do not anticipate any payment of cash from uncertain tax positions within one year of the balance sheet date  ; (8) that we expect to spend approximately $4,500,000  for capital acquisitions during fiscal year 2008; (9) our belief that we have substantial production capacity in place to handle any projected increase in business in fiscal 2008; (10) our belief that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months; (11) our belief that a significant change in interest rates would minimally impact interest income the fair value of our investments; (12) our belief that our exposure to foreign currency exchange risks is relatively small; (13) our growth strategy relying on continuous introduction of new products and technologies; and (14) our expectation that our interest income during the fourth quarter will decline due to the lower interest rates resulting from recent cuts in the Federal funds rate by the Federal Reserve Board.

These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties include material adverse changes in the demand for our customer’s products in which the Company’s products are used; competition to supply semiconductor devices in the markets in which the Company competes increases and causes price erosion; demand does not materialize and increase for recently released customer products incorporating the Company’s products; that we have delays in developing and releasing into production our planned new products, that there could be unexpected manufacturing issues as production ramps up; the demand for the Company’s products or results of its product development changes such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; that some of the Company’s equipment will not be unexpectedly damaged or become obsolete, thereby requiring replacement; and that short-term  interest rates will rise; as well as those described in " Factors Which May Affect Operating Results" under Item 1A of Part I , “Risk Factors” in the Company’s  annual report of Form 10-K for the fiscal year ended March 31, 2007.  The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.  Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

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

Results of Operations

Net Sales

We operate in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal integrated circuits (ICs). We have a broad base of customers, who in some cases manufacture end products spanning multiple markets. As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation.  Actual results may differ from those reported. During the first fiscal quarter of 2008 we reviewed our assignment of products to markets and have made adjustments by including a new market, “LED lighting,” renaming “Other” to “Industrial/other,” and making certain changes to product market assignments.  We expect that the LED lighting market, which includes drivers for LED backlights for TV flat screens and monitors as well as drivers for LED automotive and general lighting applications, will grow during the fiscal 2008 and beyond to become a significant market for Supertex.  The Industrial/other market includes discretes and ICs for industrial controls and many general applications.

Net sales for the three months ended December 29, 2007 were $20,147,000, a 16% decrease compared to $24,098,000 for the same period of the prior fiscal year. The year-over-year decrease in net sales is primarily attributed to a decrease in EL inverter sales, and to a lesser extent a decrease in foundry unit shipments, due to reduced demand for these products from our customers. Net sales decreased 9% from $22,029,000 when compared to the quarter ended September 29, 2007 due to a decrease in LED backlight driver sales and to a lesser extent reduced sales of medical ultrasound drivers and display drivers, due to reduced demand for these products from our customers, as well as a reduction in average selling prices in certain products.

Net sales for the nine months ended December 29, 2007 were $62,938,000, a 16% reduction compared to $75,184,000 for the same period of fiscal 2007. This resulted from a decrease in our EL inverter and foundry unit shipments due to reduced demand for these products from our customers, and reduction in average selling prices in certain products.

The table below shows our estimate of the breakdown of net sales to customers by end market for the three and nine months ended December 29, 2007, December 30, 2006, and the three months ended September 29, 2007, as well as year-over-year and quarterly sequential percentage changes (dollars in thousands).

	Three Months Ended					Nine Months Ended
Net Sales	December 29, 2007	September 29, 2007	December 30, 2006	Sequential Change	Year-Over-Year Change	December 29, 2007	December 30, 2006	Year-Over-Year Change
Medical Electronics	$7,590	$7,990	$7,218	-5%	5%	$23,790	22,439	6%
Imaging	6,804	7,400	10,422	-8%	-35%	20,413	32,360	-37%
Industrial/ Other	2,867	2,968	4,362	-3%	-34%	9,760	13,815	-29%
Telecom	2,380	2,178	1,628	9%	46%	6,103	5,679	7%
LED Lighting	506	1493	468	-66%	8%	2,872	891	222%
Net Sales	$20,147	$22,029	$24,098	-9%	-16%	$62,938	$75,184	-16%

	Three Months Ended			Nine Months Ended
Net Sales	December 29, 2007	September 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Medical Electronics	38%	36%	30%	38%	30%
Imaging	34%	34%	43%	32%	43%
Industrial/Other	14%	13%	18%	15%	18%
Telecom	12%	10%	7%	10%	8%
LED Lighting	2%	7%	2%	5%	1%
Net Sales	100%	100%	100%	100%	100%

The Medical Electronics market accounted for the highest sales of all of our markets for the three months and nine months ended December 29, 2007. Sales to the Medical Electronics market for the three months ended December 29, 2007 were $7,590,000, which were 5% higher than the same period of the prior year from growth in shipments of our integrated pulsers launched during the past year, as well as foundry unit shipments.  Sales to the medical electronics market in our third fiscal quarter were lower by 5% compared to our second fiscal quarter due to typical seasonality decline from hospital budgetary patterns.

For the nine months ended December 29, 2007 our Medical Electronics sales were $23,790,000, an increase of $1,351,000, or 6%, compared to the same period in the prior fiscal year. The year-over-year increase in net sales is due to higher demand reflected in strong shipments of our high voltage pulser circuits and chipsets and due to higher foundry shipments. We expect sales in this market to increase in the fourth fiscal quarter.

In recent years, the ultrasound market experienced significant growth in the transportable, hand-carried ultrasound units. These high-performance, portable, affordable systems are accelerating the proliferation of ultrasound imaging to medical specialties other than the traditional clinical applications. Geographically, the market is expanding as well, as China, Korea and India are now designing and producing medical ultrasound machines. We believe that sales of our high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs to this market will continue to increase as the ultrasound market continues to expand globally. We are heavily investing in product development for the ultrasound market and we expect to introduce more new integrated pulser ICs as well as ultrasound receiver blocks. Custom high voltage pulsers are projected to contribute to our revenue growth in the fourth quarter of fiscal 2008.

Sales in the Imaging market for the three and nine months ended December 29, 2007 were $6,804,000 and $20,413,000, a decrease of 35% and 37%, respectively, when compared to the same periods in the last fiscal year. These decreases in net sales are primarily due to reduced demand reflected in lower shipments to a major customer due to reduced end user demand of that customer’s mobile phones. Sales for the three months ended December 29, 2007, when compared to the prior fiscal quarter, were lower by $596,000, due to reduced foundry sales and reduced EL inverter sales. Sales of EL inverters are expected to decline sequentially.

Sales in the Industrial/other market for the three and nine months ended December 29, 2007 of $2,867,000 and $9,760,000 decreased 34% and 29%, respectively, when compared to the same periods a year ago and decreased 3% sequentially.  The year-over-year and sequential decreases are primarily due to reduced foundry shipments.

Sales to the Telecom market increased 46% during the three months ended December 29, 2007 to $2,380,000 compared to the same period a year ago and increased 9% sequentially. The increase in year-over-year sales is primarily due to higher shipments for a military radio application and for optical MEMS drivers.  The sequential increase in sales is primarily due to an increase in demand for optical MEMS drivers, and for ring generators. For the nine months ended December 29, 2007, Telecom sales were $6,103,000, or 7% higher than the same period last year due to higher shipments for a military radio application and for optical MEMS drivers.

Sales in LED backlighting driver ICs and driver ICs for lighting were $506,000 and $2,872,000 for the three and nine months ended December 29, 2007 compared to $468,000 and $891,000, respectively, for the same periods last year.  The increases in year-over-year are due primarily to introduction of our new line of LED backlight driver ICs for flat screen TVs and for general lighting. Sales in the LED lighting and backlighting market decreased $987,000 sequentially, due to reduced unit sales to our major flat screen TV OEM.

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

Our principal markets are in Asia, the United States, and Europe.  Sales by geography as well as year-over-year and sequential percentage change, were as follows, where international sales include sales to the U.S. based customers if the product is delivered outside the U. S. (in thousands):

	Three Months Ended					Nine Months Ended
Net Sales	December 29, 2007	September 29, 2007	December 30, 2006	Sequential Change	Year-Over-Year Change	December 29, 2007	December 30, 2006	Year-Over-Year Change
Asia (excluding China & Japan)	$3,233	$4,362	$4,387	-26%	-26%	$11,317	$12,456	-9%
China	5,402	5,377	8,184	0%	-34%	15,292	25,068	-39%
Japan	1,575	1,929	1,580	-18%	0%	5,715	5,565	3%
Europe	2,376	2,936	2,663	-19%	-11%	7,881	9,063	-13%
United States	7,266	7,220	6,882	1%	6%	22,070	21,770	1%
Other	295	205	402	44%	-27%	663	1,262	-47%
Net Sales	$20,147	$22,029	$24,098	-9%	-16%	$62,938	$75,184	-16%

International Sales	$12,881	$14,809	$17,216	-13%	-25%	$40,868	$53,414	-23%
Domestic Sales	7,266	7,220	6,882	1%	6%	22,070	21,770	1%
Net Sales	$20,147	$22,029	$24,098	-9%	-16%	$62,938	$75,184	-16%

Net sales to international customers for the three and nine months ended December 29, 2007 were $12,881,000 and $40,868,000 or 64% and 65%, respectively, of net sales as compared to $17,216,000 and $53,414,000, or 71% of net sales for the same periods of the prior fiscal year and $14,809,000 or 67% for the three months ended September 29, 2007. Sales to international customers for the three and nine months ended December 29, 2007 decreased 25% and 23%, respectively, compared to the same periods last year and decreased 13% sequentially. The decrease in international sales year-over-year and sequentially are primarily due to reduced shipments of EL backlighting drivers to customers whose contract manufacturing vendors are located primarily in China. The sequential decrease is due primarily to a reduction in shipments of our LED backlighting drivers to a major flat screen TV OEM in Korea.

Net sales to domestic customers for the three and nine months ended December 29, 2007 increased 6% and 1%, respectively, compared to the same periods last year and increased 1% sequentially.

Our assets are primarily located in the United States.

Gross Profit

Gross profit represents net sales less cost of sales.  Cost of sales includes the cost of raw silicon wafers; the costs associated with assembly, packaging, test, quality assurance and product yields; the cost of personnel, facilities and depreciation on equipment associated with manufacturing support; and charges for excess or obsolete inventory.

Gross profit for the quarter ended December 29, 2007 was $11,232,000, compared to $14,238,000 for the same period of fiscal 2007, and $13,009,000 for the prior quarter. The quarterly year-over-year and sequential reductions in gross profit were primarily attributable to reduced sales and a $700,000 reserve for excess inventory of LED backlight drivers due to reduced shipments to our major LCD TV OEM. For the nine months ended December 29, 2007, gross profit was $36,927,000 compared to $45,182,000 for the same period of last fiscal year. The decrease in gross profit is primarily attributable to reduced sales and a reduction in selling prices for certain products.

Gross margin, which is gross profit as a percent of net sales, was 56% for the three months ended December 29, 2007 compared to 59% for both the same period of the prior fiscal year and for the prior quarter of fiscal 2008.  The decrease in gross margin for the three months ended December 29, 2007 compared to the same period in fiscal 2007 is primarily attributable to lower sales, reduced capacity utilization in the fab, and a $700,000 write-down for excess inventory of LED backlight drivers we built for our major LCD TV OEM who subsequently reduced its demand. The sequential reduction in gross margin is primarily due to lower sales and a $700,000 write-down for excess inventory of LED backlight drivers and reduced capacity utilization in the fab.  For the nine months ended December 29, 2007, gross margin was 59% compared to 60% for the same period in the last fiscal year.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 29, 2007	September 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Gross Margin Percentage	56%	59%	59%	59%	60%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Sale of Previously Written Down Inventory	$287	$380	$351	$1,065	$1,301
Percentage of Net Sales	1%	2%	1%	2%	2%

We wrote down inventory totaling $1,235,000 and $2,085,000 for the three and nine months ended December 29, 2007, respectively. For the comparable periods in fiscal 2007, we wrote down inventory totaling $697,000 and $1,886,000, respectively. We realized gross margin benefits of $287,000 and $1,065,000 for the three and nine months ended December 29, 2007 due to sales of previously reserved, or written-down, inventory.  Such benefits were $351,000 and $1,301,000 for the three and nine months ended December 30, 2006.

Research and Development (R&D) Expenses

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 29, 2007	September 29, 2007	December 30, 2006	Sequential Change	Year-Over-Year Change	December 29, 2007	December 30, 2006	Year-Over-Year Change
R&D Expenses	$3,358	$3,858	$3,688	-13%	-9%	$10,981	$11,295	-3%
Percentage of Net Sales	17%	18%	15%			17%	15%

Research and development (R&D) expenses include payroll and benefits, processing costs, and depreciation.   We also expense proto-type wafers and mask sets related to new products as R&D expenses until such new products are released to production.

Expenditures for R&D were $3,358,000 and $10,981,000 for the three and nine months ended December 29, 2007, respectively, compared to $3,688,000 and $11,295,000, respectively, for the same period last year.  The net decrease of $330,000 for the third fiscal quarter compared to the prior year resulted primarily from a decrease in payroll and benefits of $380,000, including a decrease of $218,000 in employee stock-based compensation expense and a decrease of $192,000 in the expense due to a change in the fair market value of our deferred compensation plan.

For the nine months ended December 29, 2007, R&D expenses were $314,000 lower when compared to same period last year, primarily due to lower payroll and benefits of $1,195,000, including decreases in employee stock-based compensation expense of $536,000 and engineering supplies and services of $199,000. This was partially offset by a higher usage of fab equipment of $674,000, higher depreciation expense of $265,000 and higher outside services costs of $136,000.

Compared to the prior quarter, R&D expenses decreased by $500,000 due to lower usage of fab equipment.

Some aspects of our R&D efforts require significant short-term expenditures.  As such, timing of such expenditures may cause fluctuations in our R&D expenses. We have increased R&D activities in order to increase the number of new products we introduce and meet current and future technological requirements of our customers and markets. R&D expenses as a percentage of net sales may fluctuate.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 29, 2007	September 29, 2007	December 30, 2006	Sequential Change	Year-Over-Year Change	December 29, 2007	December 30, 2006	Year-Over-Year Change
SG&A Expenses	$3,888	$4,192	$4,152	-7%	-6%	$11,726	$11,781	0%
Percentage of Net Sales	19%	19%	17%			19%	16%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with  our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing and tax.

SG&A expenses for the three months ended December 29, 2007 were $3,888,000 or a decrease of $264,000 when compared to $4,152,000 for the comparable period last year.  This decrease is primarily due to lower employee payroll and benefits of $421,000, including a reduction of the fair market value of our deferred compensation plan. This was partially offset by an increase in professional services of $110,000.

For the nine months ended December 29, 2007, SG&A expenses were $11,726,000, essentially flat with the same period last year. Increased sales and marketing salaries of $390,000, due to recruitment of sales professionals in Asia, were offset by lower employee benefits of $687,000, including a reduction of the expense due to a change in the fair market value of our deferred compensation plan of $589,000 and reduced professional services.

SG&A expenses for the third fiscal quarter of 2008 compared to the prior quarter were higher by $304,000. This sequential decrease resulted primarily from reduced payroll and benefits expense of $191,000 and a reduction in professional services of $71,000 for audit and tax consulting expenses. SG&A expenses are expected to increase in the fourth quarter of fiscal year 2008.

Interest Income and Other Income, Net

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 29, 2007	September 29, 2007	December 30, 2006	Sequential Change	Year-Over-Year Change	December 29, 2007	December 30, 2006	Year-Over-Year Change
Interest Income and Other Income, Net	$1,332	$1,587	$1,650	-16%	-19%	$4,426	$3,906	13%
Percentage of Net Sales	7%	7%	7%			7%	5%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $1,664,000 and $4,485,000 for the three and nine months ended December 29, 2007, respectively compared to $1,263,000 and $3,576,000, respectively, for the same periods last fiscal year. These increases in interest income are primarily a result of higher investment yields and higher cash investment balances. We expect our interest income during the fourth quarter to decline due to the lower interest rates resulting from recent cuts in the Federal funds rate by the Federal Reserve Board.

Other expense, net, for the three months ended December 29, 2007 was $332,000 and consisted primarily of a $304,000 decrease in fair value of investments held by our Supplemental Executive Retirement Plan (SERP). For the comparable period in fiscal 2007, other income, net was $387,000 and consisted primarily of a $358,000 increase in fair market value of investment held by our SERP.

Other expense, net for the nine months ended December 29, 2007 was $59,000, consisting primarily of a decrease in fair value of investments held by our SERP. For the comparable period in fiscal 2007, other income, net was $330,000, consisting primarily of a $471,000 increase in fair market value of investments held by SERP, a $246,000 gain from proceeds of the sale of an investment previously written off, proceeds of $90,000 from an insurance claim for damages caused by a contractor and a currency gain of $90,000; partially offset by a $512,000 charge for uncollectible sales tax and interest expenses accrued related to the sales tax and IRS audits, and other miscellaneous expenses of $56,000.

Provision for Income Taxes

The income tax provision for the interim period represents federal, state and foreign taxes and reflects our computed estimated annual effective tax rate.  It differs from the taxes computed at the federal and state statutory rates primarily due to the effect of non-deductible stock-based compensation expense, tax exempt interest income, and research and development credits. The provision for income taxes for the three months ended December 29, 2007 was $1,641,000 at the effective tax rate of 31%.  The tax provision for the comparable period in fiscal 2007 was $2,555,000 at an effective tax rate of 32%. The provision for income taxes for the nine months ended December 29, 2007 was $5,995,000 at an effective tax rate of 32% compared to $9,607,000 or 37% for the same period in the prior fiscal year.  The decrease in estimated effective tax rate for the nine months ended December 29, 2007 reflects higher tax benefit from tax-exempt investments and the domestic production activities deduction partially offset by non-deductible stock based compensation expense. For the three months ended December 29, 2007, the change is insignificant.

The provision for income taxes for the three months ended December 30, 2006 reflected a tax benefit due to the reinstatement of the federal research and development credits that were retroactive to January 1, 2006.  The effective tax rate for the nine months ended December 30, 2006 was impacted by an adjustment to provide for contingencies related to an IRS audit net of the federal tax credit for research and development activities from the last quarter of fiscal 2006.

We maintain liabilities for uncertain tax positions within our income taxes payable account. The determination of the liability amount involves considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information. We are currently under IRS examination for the fiscal 2002 and 2004 tax returns.  We believe that we have adequately recorded tax liabilities in our financial statements for additional taxes we may be required to pay as a result of the examinations. If the resulting tax assessment exceeds the estimate of tax liabilities, an additional charge to expense will result.  If payment proves unnecessary, the reversal of tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary.

Financial Condition

Overview

We ended the third quarter of fiscal 2008 with $141,698,000 in cash, cash equivalents, and short-term investments.  This represents an increase of $2,782,000 when compared with the amount of $138,916,000 on March 31, 2007.  As of December 29, 2007, working capital was $160,513,000, an increase of $8,951,000 from $151,562,000 as of March 31, 2007.  Working capital is defined as current assets less current liabilities.  The increase in working capital was mostly the result of cash generated from operations.

Liquidity and Capital Resources

In summary, our cash flows were as follows:

	Nine Months Ended
(Dollars in thousands)	December 29, 2007	December 30, 2006
Net cash provided by operating activities	$14,550	$21,849
Net cash used in investing activities	(4,866)	(28,792)
Net cash provided by (used in) financing activities	(8,357)	4,132
Net increase (decrease) in cash and cash equivalents	$1,327	$(2,811)

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the nine months ended December 29, 2007, net cash provided by operating activities was $14,550,000. This increase in cash resulted primarily from net income adjusted for non-cash items of $6,425,000, as well as an increase in income taxes payable of $1,978,000. The increase in cash from operating activities was partially offset by an increase in inventories of $5,358,000, which was primarily due to an increase in higher valued inventory in our back-end test facility.

For the nine months ended December 30, 2006, net cash provided by operating activities was $21,849,000. This increase in cash was primarily attributable to net income adjusted for non-cash items of $7,306,000; partially offset by an increase in inventories of $2,458,000.

Investing Activities

Investing cash flows consist primarily of capital expenditures and purchases of short-term investments, partially offset by sales of short-term investments. Cash used in investing activities for the nine months ended December 29, 2007 was $4,866,000, due to the timing of purchases and sales of short-term investments and capital expenditures of $3,866,000 primarily for manufacturing capacity and quality improvements and enterprise software during the first nine months of fiscal 2008.

Cash used in investing activities for the nine months ended December 30, 2006 was $28,792,000 due to the timing of purchases and sales of short-term investments and capital expenditures of $2,292,000.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 1991 and 2001 Plans and sale of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities as required by SFAS 123R, and of repurchases of stock on the open market. Net cash used by financing activities in the nine months ended December 29, 2007 was $8,357,000 due to the repurchase of 317,360 shares of our common stock for $10,628,000. This was partially offset by proceeds from the exercise of stock options and employee stock purchases under the ESPP of $2,033,000 and excess tax benefit related to stock-based compensation plans of $238,000.

Net cash provided by financing activities in the nine months ended December 30, 2006 was $4,132,000 which consisted primarily of proceeds from employee exercises of stock options under the current and former option plans and proceeds from employee purchases of stocks under the Employee Stock Purchase Plan (ESPP) totaling $4,273,000, and excess tax benefit of $966,000 related to stock based compensation; partially offset by $1,107,000 used for common stock repurchases.

We expect to spend approximately $4,500,000 for capital acquisitions in fiscal 2008.  We believe that we have substantial production capacity in place to handle any projected increase in business in fiscal 2008.  Most of our property, plant and equipment, net, of $10,291,000 is located in the United States. We also believe that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months.

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

The following table summarizes our significant contractual cash obligations at December 29, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years
Operating lease obligations (1)	$3,458	$1,083	$1,076	$978	$321
Purchase obligations (2)	6,062	5,460	567	35	-
Total contractual cash obligations	$9,520	$6,543	$1,643	$1,013	$321

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2011.  Rental expense net of sublease income for the three months ended December 29, 2007, amounted to $233,000.

(2) To obtain favorable pricing and resource commitment, we commit to volume purchases from suppliers of manufacturing materials and services.

Effective April 1, 2007, we adopted the provisions of FIN 48 (see Note 5).  As of December 29, 2007, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables was $4,308,000, of which none is expected to be paid within one year.  We are unable to estimate when cash settlement with a taxing authority will occur.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141(R)).  The revised standard continues the movement toward the greater use of fair values in financial reporting. SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (April 1, 2009 for us).  SFAS 141(R) will be applied prospectively.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS 160 is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (April 1, 2009 for Supertex).  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.

We are currently assessing the potential impact that the adoption of SFAS No. 141(R) and SFAS No. 160 will have on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us in fiscal 2009. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. We adopted FIN 48 on April 1, 2007 as a change in accounting principle, and have recorded the cumulative effect of adoption of $93,000 as a decrease in the opening balance of retained earnings in the first quarter of fiscal 2008, as permitted by the transition provisions of FIN 48 (See Note 5).

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of our investment securities and do not have holdings of derivative or commodity instruments. Our portfolio is primarily comprised of fixed rate securities. Investments and cash and cash equivalents generated interest income of $1,664,000 in the three months ended December 29, 2007.  A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also adversely impact the fair value of our investments; however, we believe the impact would be minimal since auction periods of these securities are short, typically 35 days.  As of December 29, 2007, we had no long-term debt outstanding. We expect our interest income during the fourth quarter to decline due to the lower interest rates resulting from recent cuts in the Federal funds rate by the Federal Reserve Board.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 29, 2007, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect such control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
09/30/07 - 10/27/07	-	-	-	624,300
10/28/07 - 11/24/07	167,560	$35.54	-	456,740
11/25/07 - 12/29/07	45,000	31.65	-	411,740
Total	212,560	$34.71	-	411,740

(1)
Our current share repurchase program, under which we repurchased these 212,560 shares during the three months ended December 29, 2007, has been in place since 1999. We are not certain but do not believe we publicly announced this program, although our financial statements have reflected purchases from time to time under this program. These 212,560 shares were purchased in open market transactions.

(2)
We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. The board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a share repurchase program authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced the 1999 repurchase plan. The 1999 repurchase program has no expiration date, other than, unless extended, when an aggregate of 962,000 shares have been repurchased. On January 30th, 2008, the board of directors amended the repurchase program to add 1,000,000 shares. Neither this program nor any other repurchase program or plan has expired during the third fiscal quarter ended December 29, 2007 nor have we decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

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

Date: February 6, 2008
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

(b)   designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP;

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

Date: February 6, 2008
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

(b)   designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP;

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

Date: February 6, 2008
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

(i)
the quarterly report of the Company on Form 10-Q for the period ended December 29, 2007, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: February 6, 2008
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

(i)
the quarterly report of the Company on Form 10-Q for the period ended December 29, 2007, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: February 6, 2008
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