Form 10-K
period 2008-03-29
SUPERTEX INC
filed 2008-06-12
CIK 730000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
(x)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended March 29, 2008
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _______ to ________
Commission File No. 0-12718

SUPERTEX, INC.
(Exact name of Registrant as specified in its charter)

California	94-2328535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1235 Bordeaux Drive, Sunnyvale, California 94089
(Address of principal executive offices)
Registrant's Telephone Number, Including Area Code: (408) 222-8888

Securities registered pursuant to Section 12(b) of the Act:
Title of each class: Common Stock	Name of each exchange on which registered: Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Check one.    Large accelerated filer ☐           Accelerated filer ☒            Non-accelerated filer ☐            Smaller Reporting Company ☐

As of September 28, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, there were 13,772,793 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was $469,671,785 based on the closing price reported on the NASDAQ National Market on September 28, 2007. Shares of common stock held by officers, directors and other persons who may be deemed “affiliates” of the Registrant have been excluded from this computation.  This determination of affiliate status is not necessarily a conclusive determination for other purposes. The total number of shares outstanding of the Registrant's common stock as of June 10, 2008, was 12,832,336.

Documents Incorporated by Reference:  Part III incorporates by reference portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on August 15, 2008 (the "Proxy Statement").

Exhibit Index is on Page 62
Total number of pages is 68

SUPERTEX, INC.
ANNUAL REPORT - FORM 10K

Table of Contents

		PART I
			Page
Item	1.	Business	1
Item	1A.	Risk Factors	9
Item	1B.	Unresolved Staff Comments	12
Item	2.	Properties	12
Item	3.	Legal Proceedings	12
Item	4.	Submission of Matters to a Vote of Security Holders	12

		PART II

Item	5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	13
Item	6.	Selected Financial Data	15
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	31
Item	8.	Financial Statements and Supplementary Data	32
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item	9A.	Controls and Procedures	32
Item	9B.	Other Information	33

		PART III

Item	10.	Directors, Executive Officers, and Corporate Governance	33
Item	11.	Executive Compensation	33
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	34
Item	13.	Certain Relationships and Related Transactions, and Director Independence	34
Item	14.	Principal Accountant Fees and Services	34

		PART IV

Item	15.	Exhibits and Financial Statement Schedules	34

Signatures			37

PART I

Item 1.  Business

This Annual Report on Form 10-K includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates, " and variations of these words and similar expressions, are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) we expect our newer products to be the driver for increased revenue; (2) LED drivers are expected to play an increasing role in our revenue growth in the future; (3) we expect medical ultrasound market to continue to grow in the coming years and we will continue to be a major player in this business; (4) LEDs are planned for headlamps, turn-signal lamps, dome lights, and instrumentation panel backlighting; (5) we expect to continue to step up our research and development efforts in fiscal 2009, and we plan to launch thirty new products; (6) we believe that we are well positioned to fulfill our wafer manufacturing capacity needs for the near future; (7) we believe that our activities substantially comply with present environmental regulations; (8) we believe that we will be able to recover our auction rate securities at par value in a future period; (9) we expect that almost all of the current backlog will be shipped in fiscal 2009; (10) we expect our international sales to continue to account for a significant portion of our total sales; (11) we believe that we will be able to substantially meet our production needs from our wafer fabrication and testing facilities in the coming fiscal year; (12) we believe that sales of our high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs will continue to increase as the ultrasound market continues to expand globally; (13) we believe that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in research and development; (14) we believe we are competitive with respect to product prices, performance and diversity of product lines, delivery capabilities, customer relationships and the ability to adapt to rapid technological change in the development of new and improved products; (15) we project a continuing decline in sales of single EL inverter products during the first half of fiscal 2009, perhaps with a modest recovery in the second half and we believe that the multi-segment EL inverter products will mitigate the first half decline; (16) we anticipate modest growth in the Telecom market in fiscal 2009; (17) we expect increasing sales in the LED general lighting market in fiscal 2009; (18) we expect to keep R&D spending in fiscal year 2009 at 15% to 17% of net sales and SG&A expenses are expected to increase in absolute dollars as the Company expands sales and marketing presence worldwide to support the expected strong growth while SG&A expenses may fluctuate as a percentage of net sales; (19) we do not believe the auction failures for our auction rate securities will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements; (20) we expect to spend approximately $4,000,000 for capital acquisitions in fiscal 2009 and we believe that we have substantial production capacity in place to handle any projected increase in business in fiscal 2009; (21) we also believe that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months; (22) our strategy is to expand the number of channels from one or two to sixteen for lighting the displays which will challenge the iPhone display; (23) our goal is to simplify customers’ implementation and switching to LEDs for lighting with simple user friendly reliable solutions; (24) we are focusing on shifting our efforts towards a stronger standard product line as opposed to a mix of standard and custom products that require a great deal of resources to support; and (25) we will need to maintain strategic marketing activities in order to keep pace with future customer requirements and technology advancements and to stay abreast of competition.

These statements are only predictions, are not guarantees, of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in Item 1A “Risk Factors” and elsewhere in this report, as well as the risks: (1) that our patents may not have material value and that there may not be a market to cross-license them; (2) that there may be alternative ways for us to maintain our competitive position than through investments in R&D, that these alternatives may cost us less money or be more effective than investments in R&D, that our investments in R&D may not result in new products, and that even if our investments in R&D result in new products, these products may not enable us to maintain our competitive position; (3) that the failures of the auction markets may continue and the government guarantees on our securities may not be as strong as we had thought so that we would incur losses on our auction rate securities; (4) that we will not generate enough cash from operations to meet our cash and working capital requirements through the end of fiscal 2009; (5) that we need to spend more on capital acquisitions than anticipated, or that we overestimate or underestimate our need for capital acquisition; (6) that changes in short-term interest rates are significant enough to affect our investment portfolio; (7) that our customers and potential customers will not design our devices into their products or their products containing our devices will not have the demand we anticipate, or competitors will design products in our niche and drive down our prices and gross margins; (8) that our newly introduced products will not be widely adopted so that they do not generate substantial revenue; and (9) that our estimates of trends in our focus markets are inaccurate. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Supertex, Inc. (“Supertex,” the “Company,” “we,” and “us”) is a producer of high voltage analog and mixed signal semiconductor components.  We design, develop, manufacture, and market integrated circuits (ICs), utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  With respect to our DMOS transistor products, we maintain an established position in providing key products for the telecommunication, medical, and automatic test equipment industries.  We have also been an industry leader in high voltage integrated circuits (HVCMOS and HVBiCMOS), taking advantage of the best features of CMOS, bipolar and DMOS technologies and integrating them into the same chip.  These ICs are used in the flat panel display, printer, medical ultrasound imaging, telecommunications, lighting, industrial and consumer industries.

We market and sell our products through direct sales personnel, independent sales representatives and distributors in the United States of America and abroad, primarily to original equipment manufacturers of electronic products. We were incorporated in California in October, 1975, and conducted an initial public offering of Common Stock in December, 1983.  Our executive offices are located at 1235 Bordeaux Drive, Sunnyvale, California, 94089, and our principal manufacturing facilities are located in San Jose, California, and in Hong Kong. We have two design centers, one in our Sunnyvale worldwide headquarters and the other in our Hong Kong wholly owned subsidiary, Supertex, Ltd.  Our Hong Kong facility also houses the headquarters of Supertex, Ltd., worldwide logistic and distribution center, and production test facilities. We maintain ten direct field sales offices located in the following areas:  Irving, Texas; Oley, Pennsylvania; The United Kingdom; Germany; Shanghai & Shenzhen, China; Taipei, Taiwan; Tokyo, Japan; Seoul, South Korea and in Hong Kong, China.  Our headquarters’ mailing address is 1235 Bordeaux Drive, Sunnyvale, California 94089 and the telephone number is (408) 222-8888.  Our website address is www.supertex.com. The content of the website is not incorporated into this Form 10-K.

Products and Markets

Our high voltage analog and mixed signal integrated circuits are designed, developed, and manufactured utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. Our focus markets are Medical Electronics, Imaging, Telecom, and LED Lighting, with an Industrial/Other catchall. Our products are primarily used in medical ultrasound instruments, large commercial ink jet printers, light emitting diodes (LEDs), cell phone keypads and hand-held devices using electro-luminescent (EL) lamps, and applications for industrial, telecommunication and data communication markets.  Our products are basically interface products, interfacing between low voltage logic circuits and high voltage “real world” media and vice versa.  We supply both standard and custom products. The typical gestation period of our new products from introduction through design-in by the customer to volume production is one year although certain products for medical have longer gestation periods. During the past three years, we have introduced a substantial number of new products, averaging close to thirty per year as compared to less than fifteen per year in the prior three-year period, with thirty-two new products launched during fiscal 2008. We expect our newer products to be the driver for increased revenue as our customers design them into their products whose sales ramp up, and as we continue to introduce substantial numbers of new products in the future.

We also provide custom processing services for the manufacture of integrated circuits, using customer-owned designs and mask tooling. Under this “custom processing service” or “foundry” arrangement, a tangible product is made and sold, and the Company bears the risk of loss until title is passed.  Title to the product under the custom processing service arrangement is passed to the customer at the time of shipment. During fiscal 2008, sales of custom processed products represented approximately 13% of our total revenues, slightly less than the percentage of total revenues in fiscal 2007.

For each of our focus markets, the table below shows the submarkets we address, together with our product offerings and strategies. We currently generate the majority of our product revenue in the Medical Electronics and Imaging markets although we expect the LED Driver market to show highest growth rate in the future.

Markets, Products and Strategies
Focus Markets	Submarket	Products	Strategies
Medical Electronics	Ultrasound Imaging Processing Services	3rd Gen. MUX, HV Pulsers, Beam Former, FET Drivers Custom Processing Services	Custom and proprietary, Leadership

Imaging	Backlighting keypads & displays	EL Drivers	Multi-segments, Proprietary, Leadership
	Printers Processing Services	HV Drivers for Non-impact, Ink Jet Printers Custom Processing Services	Custom and proprietary, Leadership

Telecom	Telecommunication	HV Ring Generators, Optical MEMS Drivers, HV Switches, HV line protection devices	Custom and proprietary, Leadership
	Data communication	Power Mgmt/Supervisory, Power Sequencers	Proprietary

LED Drivers	LED Lighting
RGB and White Backlighting for LCD TVs, Displays and Monitors, and Notebook screens; Street Lights and Traffic Signals; Commercial Signage and Advertising Displays;
Automotive Lighting; and General Illumination
Leadership, efficient, and cost-effective high voltage solutions

Industrial/Other	Various Custom Products and Processing Services	Proprietary custom HV ICs Custom Processing Services	Custom and proprietary

More detail on our product offerings within each of our focus markets follows:

•	The Medical Electronics Market

We offer a family of high voltage analog switches and multiplexers (Muxers), high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs primarily for ultrasound diagnostic imaging equipment as well as for selected portable instrument applications.   In recent years, the overall ultrasound market has been shifting from big console systems to transportable and hand-carried ultrasound units, which has driven the ultrasound market growth along with product upgrades for console or stationary systems.  Because of the space and power constraints, there are more and more requirements for integration, and Supertex, with its high voltage IC technology, has been the most qualified to support these requirements. These high-performance, portable, affordable systems are accelerating the proliferation of ultrasound imaging to other medical specialties, other than the traditional clinical segments of cardiology, and OB/GYN. As the system cost drops due to competition and integration, the adoption of ultrasound imaging by new user groups in developing countries is also spurring ultrasound equipment market growth.  Geographically, the market is expanding very rapidly in China, India and many African countries.  Traditionally, the United States, Germany, and Japan have been the main developers and producers of medical ultrasound machines to whom we have sold our products successfully, such as GE, Philips, and Siemens.  While the companies in those regions continue to grow and develop new machines, today we see significant opportunities with medical ultrasound companies in China and South Korea.  This market, which began to grow for us in fiscal 2007, continued to flourish in fiscal 2008 and we expect that it will continue to grow in the coming years.  We are expanding our product development activities and product offerings, not only in the transmit side but also in the receive side of the system to capitalize on these exciting market growth opportunities.  Through the introduction of our new integrated solutions along with our discrete building block product offerings, we believe we will continue to be a major player in this business.  We also offer custom processing services for pacemaker and defibrillator ICs.

•	The Imaging Market

We offer the following three product lines:

(1)
A family of products for driving EL panels to back-light liquid crystal displays (LCD) in hand-held instruments, such as watches, monochrome screens and to backlight keypads for cell phones, PDAs, pagers, HPCs, MP3 players, and meters. Supertex is one of the key providers of EL drivers for cell phones, PDAs, and watches and we have a significant share of this market, due in no small part to the introduction of several inductorless EL driver ICs, ideally suited for use in space-constrained applications. We also offer custom processing services for charge-coupled devices (CCD) and CMOS imaging devices. Our strategy is to expand the number of channels from one or two to sixteen for lighting the displays which will challenge the iPhone display.

(2)
Interface products for driving flat panel displays. This product family is sold to flat panel manufacturers using plasma, carbon nano-tube field emission, vacuum fluorescent, cholesteric LCD, and electrophoretic and other flat panel display technologies.

(3)
Driver ICs for driving non-impact printers and plotters, primarily using inkjet technologies. The printer product family is used in ink-jet and electrostatic types of printers and plotters that are mostly high-end products with full glossy color capability, high resolution and high-speed output.

•	The Telecommunications (Telecom)/Data Communication (Datacom) Market

We offer the following two product lines:

(1)
Telecom, which includes interface products used in telephone handsets, solid-state relays, modems, fax, ISDN, networking, PABX, and PCMCIA cards, as well as diagnostic, curbside, set-top and central office equipment.

(2)
Datacom, which includes hotswap and sequencer controller, power management, ring generators, high voltage protection & isolated switches, and optical Micro-Electro-Mechanical System (MEMS) driver ICs.  In addition, we offer custom processing services for certain optical and ultrasound MEMS products.

•	The LED Drivers Market

We offer a family of high voltage driver ICs for driving light emitting diodes (LEDs) to backlight large Liquid Crystal Display  (LCD) panels as well as computer monitors and notebook screens. We have a family of efficient converter ICs for street lighting, general illumination, signage and specialty lighting, and automotive lighting.  LEDs provide a number of advantages compared to traditional lighting and are enabling new applications within these markets.  For example, using LED lights saves energy (more efficient) and reduces maintenance costs (longer lifetime, up to 50,000 hours).  Compared to cold cathode fluorescent lamps (CCFLs) that are currently used to backlight LCD displays, LEDs provide a wider color gamut than existing technologies, so colors appear more vibrant and life-like, and the contrast ratio is dramatically increased by turning off the LEDs during the LCD transition times in these LCD displays. In addition, they are more energy efficient and environmentally friendly (as they contain no mercury as in CCFLs).  LEDs in automotive brake lamps turn on quicker than incandescent bulbs, thereby increasing response time for other drivers to slow down, improving safety.  LEDs are also planned for headlamps, turn-signal lamps, dome lights, and instrumentation panel backlighting.  In the general lighting market, LEDs are energy efficient alternatives for all types of lighting, including fluorescent bay lighting, HID warehouse lighting, neon lighting, channel lettering, and architectural lighting.  We are releasing new products targeting and successfully supporting these emerging markets. Our goal is to simplify customers’ implementation and switching to LEDs for lighting with simple user friendly reliable solutions.

•	The Industrial/Other Market

This catchall market category primarily represents all other ICs and DMOS devices we design and manufacture for various industrial and other applications.

In addition, we offer custom processing or foundry services for charge-coupled devices (CCD) and CMOS imaging devices.

Net sales generated from each of these markets are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Net Sales” section.

As a leading provider of products to these specific markets, we have been able to work very closely with key tier 1 customers to define new products and identify their future market needs.  Such close collaboration has facilitated our development of a wide range of leading-edge new products and has allowed our customers to quickly develop new and more advanced products for their markets.  While we work with certain tier 1 customers to design new products, generally such products have broader applications so that they are useful to multiple customers.

In the DMOS transistor technology, we focus on certain niches such as very low threshold, low capacitance, and low leakage devices where these features justify a premium and are most suitable for medical ultrasound imaging, telecommunication, automatic test equipment, and hand-held applications.  The high voltage DMOS transistor products also serve as building blocks and predecessors to a fully integrated solution such as high voltage integrated circuits.

We operate in one business segment.  Information regarding Supertex, Inc.’s Segment Reporting can be found in Note 12 to the Consolidated Financial Statements.

Research and Development

We incurred expenses of $14,953,000, $14,645,000, and $11,540,000 on research and development activities during fiscal years 2008, 2007 and 2006, respectively.  Our research and development activities in fiscal 2008 resulted in a total of thirty-two new product introductions versus twenty-six in fiscal 2007. Our products have experienced very good traction in the market place, which has led to significant design wins in all our focus markets.  Most of these design wins resulted from close collaboration with the tier-1 customers in the respective markets and a short design and development cycle to support our customers’ needs.  We expect to continue to step up our research and development efforts in fiscal 2009, and we plan to launch approximately thirty new products in fiscal 2009.

We believe that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in research and development.  We focus our efforts on designing new products with existing process technologies while also developing new process technologies to be used for future products.   We continuously strive to effectively monitor and control our research and development programs in order to obtain improved performance and greater technological achievements at lower costs. Because we have our own fab and our designers have years of experience in our focus markets, we can tailor our processes and circuits to customer special needs and can respond to customers’ needs much more expediently.

Manufacturing

Our manufacturing operations include wafer fabrication in San Jose, California; limited proto-type assembly and packaging in Sunnyvale, California; and product testing and quality control in Sunnyvale, California and Hong Kong, China.  Of our long-lived assets, 16% and 13% were located in our Hong Kong facility at the end of fiscal 2008 and 2007, respectively, with the balance located in the U.S.  As of the end of the fiscal 2008, the carrying value of all our property, plant and equipment located in Hong Kong amounted to $1,582,000.

We subcontract most of our standard component packaging and limited testing to independent assemblers, principally located in Thailand, Malaysia, Philippines and China.  After assembly, packaged units are shipped back to our Hong Kong and Sunnyvale facilities for final product testing and quality control before shipment to customers.  Although our offshore assemblers have not experienced any serious work stoppages, political instability or other epidemics in these countries may adversely affect our assembly and test operations.  Although we have qualified assemblers in different countries to reduce risk, any prolonged work stoppage or other inability to assemble products would have a material adverse impact on our operating results.  Furthermore, economic risks, such as changes in tariff or freight rates or interruptions in air transportation, could adversely affect our operating results.  We also maintain a specialized assembly area at our manufacturing facilities to package engineering proto-types to ensure high priority on-time deliveries and to assemble high reliability circuits required in military and other high reliability applications.

We believe that we are well positioned to fulfill our wafer manufacturing capacity needs for the near future because our fab is running at about fifty percent utilization and we are able to expand capacity through purchase of equipment and hiring additional manufacturing staff. We maintain an inventory balance based on current sales level and forecast of future demand. An amount for tactical inventory is kept in our die bank warehouse to reduce lead-time in fulfilling orders. In addition, we carry as inventory on our balance sheet products which we own that are stored at hubs for one of our customers as well as products that are owned and held for resale by our distributors, both domestic and foreign.

Availability of raw silicon wafers was not a problem throughout fiscal 2008 although we received some contaminated dielectric isolated wafers from our supplier. The availability of assembly, packaging, and testing services and raw materials used in the manufacturing of our products continues to be plentiful and subject to competitive pricing pressure.   These materials and services are currently obtained from multiple sources.

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

Marketing and Sales

We market our standard and custom products in the United States and abroad through our direct sales and marketing personnel in our headquarters, as well as through independent sales representatives and distributors supported by our field sales managers out of our sales offices in: Texas; Pennsylvania; the United Kingdom; Germany; Hong Kong, China; Shanghai & Shenzhen, China; Japan; Taiwan and South Korea.

Our marketing organization also creates customer demand and manages the strategic and tactical efforts of the company.  Strategic marketing encompasses analyzing current market conditions, anticipating market demands, and gathering competitive information to act on future opportunities in a timely manner.  Tactical marketing focuses on customer fulfillment for requests of literature, samples and applications assistance, as well as generating quotes for pricing. We are focusing on shifting our efforts towards a stronger standard product line as opposed to a mix of standard and custom products that require a great deal of resources to support.  We will need to maintain strategic marketing activities in order to keep pace with future customer requirements and technology advancements and to stay abreast of competition.

Net sales is the sum of our direct sales to original equipment manufacturers (OEMs) and our distributors’ resale of our products.  We recognize revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product, provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain, and collection of the resulting receivable is reasonably assured.  For sales to OEMs, we use either a binding purchase order or signed agreement as evidence of an arrangement.  For those customers which have a hub arrangement, we recognize sales when our products are transferred from the hub to the customer’s manufacturing facility or to its assembly subcontractor's manufacturing facility. Sales through our distributors are evidenced by a distributor agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.  Because of the uncertainty associated with pricing concessions and possible returns, we defer the recognition of such sales and the related costs of sales until our distributors have sold the merchandise to their end-user customers.  Our distributors provide us an inventory balance report at the end of each period, which allows us to determine products sold to their end-customers.

A significant portion of our sales is to a small number of customers.  We estimate that our OEM customer, Motorola Inc. accounted for a total of 13%, 24% and 23% of our net sales from both direct and indirect channels (“combined sales”) for fiscal years 2008, 2007 and 2006, respectively. Combined sales to another OEM, General Electric Company, accounted for approximately 13% and 11% of net sales in fiscal 2008 and 2007, respectively.  YEL, a distributor of our products, accounted for 12% of our net sales in both fiscal 2007 and 2006. In fiscal 2006, Multi-Fineline, a contract manufacturer, accounted for 13% of our net sales. We estimate that approximately 90% of the combined sales to Multi-Fineline and YEL were subsequently sold to Motorola Inc in fiscal 2006. No other direct or indirect customers accounted for more than 10% of net sales in fiscal 2008, 2007 and 2006.

International sales represented 63%, 70% and 63% of net sales in fiscal years 2008, 2007 and 2006, respectively, and are made primarily through independent distributors to customers in Europe and Asia. Sales are attributed to a geographic area based on destination locations. International sales are denominated only in U.S. dollars.  Although export sales are subject to certain governmental commodity controls and restrictions for national security purposes, we have not had any material adverse effects on our business or financial results because of these limitations.

Seasonality

Some of our markets are seasonally weaker in the first half of a calendar year.  In the past three fiscal years, we experienced relatively higher sales to the Medical Electronics market during the second quarter of our fiscal year.  This is largely attributed to the effect of increased demand of our customers’ products in their December quarter.  The budget process and consequential buying practices of most hospitals and clinics result in increased demand for components by equipment manufacturers in the quarter before the purchase by these hospitals and clinics. With more new products and design wins in our Medical Ultrasound Group in the past year, the seasonality impact may be mitigated, but the trend is less predictable.

Backlog

Our backlog at March 29, 2008 was approximately $20,583,000 compared with $31,492,000 and $22,222,000 at March 31, 2007 and April 1, 2006, respectively.  We expect that almost all of the current backlog will be shipped in fiscal 2009.  However, customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer.  In addition, the orders contained in our backlog may cover periods of various lengths. For these reasons, we believe that backlog is not meaningful in predicting our actual net revenue for any future period.

Competition

In general, competition among suppliers of semiconductor components is intense, including in the Medical Electronics, Imaging, Telecom, LED Lighting and industrial/other markets we primarily serve.  We compete with several analog semiconductor companies, including Maxim, Hitachi and Durel Division of Rogers, although we face different competitors in different markets or for different products.

Our products are generally not sold pursuant to long term contracts, enabling our customers to switch suppliers if they choose and making us more vulnerable to competitors. Competition in the industry is based primarily upon factors such as product prices, product performance and diversity of product lines, delivery capabilities, customer relationships and the ability to adapt to rapid technological change in the development of new and improved products.  The weighing of these factors varies depending on the specific needs of a customer at any given point in time. We believe we are competitive with respect to these factors, however market statistics are not generally available for many of our products. Many of our domestic and foreign competitors have larger facilities, more financial, technical, and human resources and more diverse product lines.

Among our competitive advantages and core competencies are the following: high voltage analog and mixed signal circuit design and device intellectual property; high voltage DMOS, HVCMOS and HVBiCMOS wafer fabrication (“fab”) processes that are high yielding and low cost and do not require our fab to have the latest geometries; owning and operating our own fab to protect this IP; and having close working relationships with our customers.   We capitalize on our leadership position in the niche markets we focus on by working very closely with our customers to help them with next generation products, thereby achieving design-wins in order to maintain or grow market-share in our focus markets. We compete primarily on the basis of product innovation and responsiveness to changing needs of customers, including both product specifications and delivery requirements.

Patents and Licenses

We hold fifteen United States patents which will expire between 2015 to 2025, and we have additional United States patent applications pending. Although we believe that our patents may have value, there can be no assurance that our current patents or any additional patents that we may obtain in the future will provide meaningful protection from competition.  We believe that our success depends primarily on the experience, creative skills, technical expertise, and marketing ability of our personnel rather than on the ownership of patents.  Patents may, however, be useful for cross-license purposes and have served us well in the past.

We are not aware of any products infringing on any valid patent or other proprietary rights of third parties but we cannot be certain that they do not.  If infringement would be alleged, there could be no assurance that the necessary licenses could be obtained, or if obtained, would be on terms or conditions that would not have a material adverse effect on the Company.

Employees

At March 29, 2008, we had 410 full time employees primarily located in Northern California and Hong Kong.  Many of our employees are highly skilled, and we believe our continued growth and success will depend in part on our ability to attract and retain such employees.  At times, like other semiconductor manufacturers, we experience difficulty in hiring and retaining sufficient numbers of skilled personnel, especially experienced analog integrated circuit designers.  Engineers with analog circuit experience and training are scarcer than experienced digital engineers.  Analog and mix-signal expertise tends to be learned over time based on experience and on-the-job-training, whereas digital expertise is extensively taught in universities due to its overall market size.  Engineers with high voltage analog circuit experience are even scarcer.  We often recruit top college graduates directly from universities and train them ourselves.

We believe that the compensation, benefits, and incentives offered to our employees are competitive with those generally offered throughout the semiconductor industry.  There are no collective bargaining agreements between us and our employees, and there has been no work stoppage due to labor difficulties.  We consider our employee relations to be good.

Executive Officers of the Company

Name	Position with the Company	Age	Officer Since
Henry C. Pao	President and Chief Executive Officer	70	1976
Benedict C. K. Choy	Senior Vice President, Technology Development	62	1976
William P. Ingram	Vice President, Wafer Fab Operations	60	1999
Franklin Gonzalez	Vice President, Process Technology	57	1999
Michael Lee	Vice President, I.C. Design	53	1999
Dilip Kapur	Vice President, Standard Products	59	2000
William Petersen	Vice President, Worldwide Sales	55	2001
Ahmed Masood	Vice President, Marketing	47	2006
Michael Tsang	Vice President, Standard Products	49	2006
Phillip A. Kagel	Vice President, Finance and Chief Financial Officer	58	2006

Officers appointed by the Board of Directors serve at the discretion of the Board.  There is no family relationship between any directors or executive officers of the Company.

Henry C. Pao is a founder of Supertex and has served as President and Chief Executive Officer and as a Director since the Company's formation in fiscal 1976.  He served as Chief Financial Officer until October 2006. Previously, he worked at Fairchild Semiconductor, Raytheon, Sperry Rand and IBM.  He has B.S., M.S., and Ph.D. degrees in Electrical Engineering from the University of Illinois at Champaign-Urbana.

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

Franklin Gonzalez joined Supertex in November 1990 as a Process Development Manager. In 1994, he was promoted to Director of Process Technology. In 1999, he was promoted to Vice President of Process Engineering. Prior to joining Supertex, he held various R&D management positions spanning over seventeen years with such companies as ECI Semiconductor, Telmos and Harris Semiconductor where he began his career. He has a Masters in Electrical Engineering from Stanford University and a Ph.D. in Electrical Engineering from the University of Florida.

Michael Lee re-joined Supertex in October 1993 as Director of I.C. Design and was promoted to Vice President of I.C. Design in 1999. Before that, he had a combined total of fifteen years of industry experience in I.C. Design. He began his career at Supertex in 1978 after receiving his Masters in Electrical Engineering from University of California, Berkeley.

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

Phillip A. Kagel  joined Supertex in October, 2006 as Vice President of Finance and Chief Financial Officer. Previously, beginning in April, 2005, he consulted for Supertex on financial and accounting matters, with his engagement converting to full-time beginning in April, 2006, it being part-time initially so that he could consult for other companies as well. He was Senior Vice President of Finance and Chief Financial Officer of Ultra Clean Holdings from August, 2004 to March, 2005 and Senior Vice President of Finance and Chief Financial Officer of Sipex from February, 2003 to April, 2004. In addition, He consulted at Riverstone Networks, Inc. from April, 2004 to July, 2004 and he held the positions of Vice President, Controller and Vice President of Global Tax at Solectron from August, 1997 to November, 2002. He holds a Bachelor of Science degree in Mathematics from Brigham Young University and an MBA from the University of Missouri.

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

Factors Which May Affect Operating Results

Semiconductor companies as a group are subject to many similar risks.  These include the risks that (1) the demand for semiconductors decreases, as the industry has historically been very cyclical, (2) there are shortages of raw materials and/or fab capacity, or (3) there are changes in underlying circuit or process technology or fab technology.  Other factors that could affect our future results include whether we can generate new bookings from both new and current products; general economic conditions, both in the United States and foreign markets, and economic conditions specific to the semiconductor industry; risks associated with customer concentration; our ability to introduce new products, to enhance existing products, and to meet the continually changing requirements of our customers; our ability to maintain and enhance relationships with our assembly and test subcontractors and independent distributors and sales representatives; and whether we can manufacture efficiently and control costs.   In addition, we are subject to the risks described below, which are specific to our business:

•
We have focused our product offerings primarily on niche markets which leverage our capabilities and in which we believe we have dominance because we are a technology enabler for our customers.  We attempt to choose markets which are sizable enough to be worth pursuing but which are not large enough to attract fierce competition.  These markets could grow sufficiently to attract increased competition or else competitors could enter due to happenstance or downturns elsewhere.  One of our emerging markets is drivers for LED lighting and backlighting, which is expected to become a large market for drivers during the next few years and is certain to attract severe competition. In addition, our niche markets might be more susceptible to shrinkage than more diverse markets due to their concentration on a few product offerings.

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

•
We are dependent upon one fab which we own and operate.  Were this fab to become unable to meet our needs for causes such as, obsolescence due to process technology changes, our ability to produce our products would be adversely affected.  In addition, we could encounter difficulties in operating our fab after an earthquake or any natural disaster.

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

•
A director of and the President and CEO of the Company, Henry Pao, along with his brother, Frank Pao, and the estate of their father, Yunni Pao, collectively own approximately 14% of our outstanding stock.  They have no agreement among themselves to act together with respect to the Company or their stockholdings.  However, were they to act in concert, they would be our largest beneficial shareholder and may have the ability to elect one or more directors, to direct management, and to delay or prevent a change in control.

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

•
We sell a substantial amount of our products internationally. International sales represents 63%, 70% and 63% and of net sales, for fiscal years 2008, 2007 and 2006, respectively.  We expect our international sales to continue to account for a significant portion of our total sales.  We also package and test most of our products abroad.  Problems with foreign economies, political turmoil, wars, epidemics, fluctuations in currency exchange rate, increased freight costs, interruptions in air transportation, and generally longer receivable collection period could disrupt our business and increase our operating expenses.

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

•
We are dependent upon continued innovation by our engineers.  The competition for engineers with relevant experience is extremely intense in the Silicon Valley, where most of our engineers are located.  We must compete in terms of salary, benefits, and working conditions with many start-ups which can offer more equity incentives. We established an IC Design Center in Hong Kong in fiscal 2001 where competition for qualified engineers is not as intense as that in Silicon Valley.  However, a majority of our process technology and product innovation activities remains in our Sunnyvale and San Jose offices.

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

•
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

•
Changes in stock option accounting rules were adopted at the start of our fiscal 2007, which increased our compensation expense and resulted in lower reported operating results prepared in accordance with generally accepted accounting principles. The additional expenses resulting from this pronouncement (SFAS 123R) may negatively impact our future stock price if we continue to utilize broad based employee stock plans to attract and retain employees or else, if we cease doing so, could result in a competitive disadvantage to us in the employee marketplace.

•
We invest our excess cash in marketable securities consisting primarily of auction rate securities and money market funds. As of the end of fiscal year 2008, the auction rate securities we owned had a par value of $100,600,000. In the fourth quarter of 2008, the auction rate securities market experienced failures. The funds associated with securities that experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of March 29, 2008, we have classified all our auction rate securities as a long-term asset in our Consolidated Balance Sheet, as our ability to liquidate such securities in the next 12 months is uncertain. We have also recorded a $4,069,000 temporary decline in fair value for these investments, which in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, has been recorded in Other Comprehensive Loss. We believe that we will be able to recover these securities at par value in a future period, as they are AAA or Aaa rated and, are guaranteed by the United States Department of Education. However, there is no assurance that we will be able to settle these bonds and recover the cash, nor if we do recover the cash, when this may occur. We may have to incur further impairment if the auctions of our securities continue to fail. If the fair value of these investments declines permanently or is other-than temporarily impaired, we would be required to take an impairment charge which would flow through our income statement as an expense and could cause us to incur a loss for the relevant fiscal period.

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

We lease a portion of a building located at 10 Sam Chuk Street, San Po Kong, Kowloon, Hong Kong to house our back-end processing operations including: wafer sort, final test, quality control and assembly logistics as well as our Hong Kong Design Center and our International Sales and Distribution Center.  The original lease for 23,600 square feet was renewed in December 2006 and expires on November 30, 2009.  The new lease for additional space of 4,500 square feet was signed in June 2006 and covers three years from September 16, 2006 to September 15, 2009.  We have an option to renew this lease for an additional three years.

We also leased a portion of a building, covering approximately 5,600 square feet, at 1225 Bordeaux Drive, Sunnyvale, California. This lease expired on April 2007.  The building was leased from a corporation owned by a former director of the Company and was being sub-leased, essentially at cost, to Reaction Technology, our epitaxial deposition service provider.

We own our corporate headquarters, a facility of approximately 42,000 square feet on approximately three acres of land at 1235 Bordeaux Drive, Sunnyvale, California, which houses the executive offices, sales and marketing, product engineering, R&D, prototype and hi-rel assembly, quality control, production control, corporate finance and administration staff.

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

No matters were submitted to a vote of security holders during the quarter ended March 29, 2008.

PART II

Item 5.	Market for Registrant's Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Performance Graph

This chart and graph show the value for $100 cash investment on the last day of fiscal year 2003 in (i) the Company’s Common Stock, (ii) the NASDAQ Composite Total Return Index – U.S., and (iii) the NASDAQ Electronic Components Total Return Index.  All values assume reinvestments of all dividends and are calculated as of the last day of each of our fiscal years.  Note that historic stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Comparison of Five Years Cumulative Total Return
Nasdaq Stock Market (US only)
Nasdaq Electronic Components Stocks
Supertex, Inc.
$300
$250
$200
$150
$100
$50
$0
Mar-03
Mar-04
Mar-05
Mar-06
Mar-07
Mar-08

	Mar-03	Mar-04	Mar-05	Mar-06	Mar-07	Mar-08
NASDAQ Stock Market (US only)	$100.00	$149.08	$144.38	$171.55	$177.94	$164.36
NASDAQ Electronic Components Stocks	$100.00	$174.46	$132.75	$152.55	$149.41	$144.38
Supertex, Inc.	$100.00	$121.74	$128.70	$272.61	$240.65	$148.77

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

Market Information

The following table sets forth the range of high and low closing sale prices reported on The NASDAQ Global Select Market under the symbol SUPX for the periods indicated.

	Fiscal Years Ended
	March 29, 2008		March 31, 2007
	High	Low	High	Low
First Quarter	$35.14	$30.62	$41.77	$35.62
Second Quarter	40.00	31.79	40.71	31.09
Third Quarter	45.29	30.38	47.82	37.93
Fourth Quarter	31.29	17.70	42.42	32.72

On June 3, 2008, the last reported sale price was $25.02 per share.  There were 2,221 shareholders of record of common stock on June 3, 2008. We have not paid cash dividends on our common stock in fiscal years 2008 and 2007, and the Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business.  Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

We maintain the following three shareholder-approved equity compensation plans, as further described in Note 10 to our Consolidated Financial Statements.

Employee Stock Purchase Plan - The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the “ESPP”) and the reservation of shares of common stock for issuance under the ESPP at the August 18, 2000 annual shareholders meeting.  The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of the Company’s fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by the Board of Directors.  Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the end of a six-month offering period.  An eligible employee may purchase no more than 500 shares of common stock during any six-month accumulation period.  A total of 5,465 shares, 20,071 shares and 57,683 shares of the Company’s common stock were issued under the ESPP for fiscal years 2008, 2007 and 2006, respectively.  There are 226,592 shares available for future issuance under the ESPP at the end of fiscal year 2008.

Stock Option Plans - The 1991 Stock Option Plan (the “1991 Plan”) provides for granting incentive stock options to employees and non-statutory stock options to employees and consultants.  Terms for exercising options are determined by the Board of Directors, and options expire at the earlier of the term provided in the Notice of Grant or upon termination of employment or of a consulting relationship. Options granted under the 1991 Plan were granted at the fair market value of the Company's common stock on the date of grant and generally expired seven years from the date of grant or at thirty days after termination of service, whichever occurs first.  The options generally became exercisable beginning one year from date of grant and generally vested over a five-year period. The 1991 Plan expired in June 2001, thus there are no options available for grant under the 1991 Plan.  At the end of fiscal year 2008, there were 78,000 shares issuable upon exercise of outstanding options under the 1991 Plan at a weighted average exercise price of $11.50.

Our shareholders approved the adoption of the 2001 Stock Option Plan (the “2001 Plan”) and the reservation of 2,000,000 shares of common stock for issuance under the 2001 Plan at the August 17, 2001 annual meeting of shareholders. Terms for exercising options and vesting schedules are similar to the 1991 Plan.  At the end of fiscal year 2008, there were 1,022,365 shares issuable upon exercise of outstanding options under the 2001 Plan at a weighted average exercise price of $29.35 and there are 642,579 shares remaining available for issuance. On August 24, 2006, the Company’s board of directors approved a change in grant policy of the 2001 Plan to only grant non-statutory stock options to better align the Company’s compensation plan to employee incentives and to Company objectives. On August 17, 2007, the Company’s board of directors approved that all future stock option grants would have a ten-year life as permitted under the 2001 Plan.

We recorded tax benefits of $386,000 in fiscal 2008 and $1,278,000 in fiscal 2007 on the exercise of non-qualified stock options and early dispositions of stock acquired through the exercise of the incentive stock options under the 1991 and 2001 Plans and on purchases under ESPP.  Such benefits were recognized as an increase in shareholders’ equity. The table below shows information as of March 29, 2008, with respect to equity compensation plans under which equity securities of the Company are authorized for issuance.  The Company’s equity compensation plans, consisting of the 1991 and 2001 Plans and ESPP were approved by security holders.  We have no equity compensation plans that were not previously approved by our shareholders.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,100,365	$28.09	869,171	(1)
Equity compensation plans not approved by security holders	-	N/A	-

  (1) Includes 226,592 shares reserved as of March 29, 2008 for future purchases by employees through payroll deductions under the Company’s ESPP.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following is a summary of share purchase activities by the issuer during the three months ended March 29, 2008. There was no purchase activity by an “affiliated purchaser” as defined in Rule 10b-18(a)(3):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

12/30/08 - 01/26/08	-	$-	-	1,411,740
01/27/08 - 02/23/08	726,060	19.48	-	685,680
02/24/08 - 03/29/08	129,825	20.02	-	555,855
Total	855,885	$19.56	-

(1)Our current share repurchase program, under which we repurchased these 855,885 shares during the three months ended March 29, 2008, has been in place since 1999.  We are not certain but do not believe we publicly announced this program, although our financial statements have reflected purchases from time to time under this program as have prior annual reports on Form 10-K.  These 855,885 shares were purchased in open market transactions.

(2)We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares.  Our board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a new share repurchase program at the same time, authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected.  As described in footnote (1), we are not certain but do not believe that we publicly announced our 1999 repurchase plan.  On January 30, 2008, the board of directors amended the repurchase program to add 1,000,000 shares. The 1999 repurchase program as so amended has no expiration date other than when an aggregate of 1,962,000 shares have been repurchased.  Neither this program nor any other repurchase program or plan has expired during the fiscal year ended March 29, 2008, nor has the Company decided to terminate any repurchase plan or program prior to its expiration.  There are no existing repurchase plans or programs under which the Company does not intend to make further repurchases.

Item 6.  Selected Financial Data

The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.  The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31.  Fiscal year 2004 consisted of 53 weeks, whereas fiscal years 2008, 2007, 2006 and 2005 each consisted of 52 weeks.

	Fiscal Years Ended
(in thousands, except per share amounts)	March 29,	March 31,	April 1,	April 2,	April 3,
Balance Sheet Data:	2008	2007	2006	2005	2004
Total assets	$177,351	$185,932	$156,133	$126,377	$112,797
Total liabilities	$25,476	$24,680	$22,709	$19,282	$15,023

Statement of Income Data:
Net Sales	$82,559	$98,020	$80,098	$56,558	$51,394
Income from operations(1)	16,492	27,904	19,532	7,650	1,126
Net income(1)	$17,005	$21,427	$15,877	$6,459	$2,160
Net income per share:
Basic(1)	$1.25	$1.56	$1.19	$0.50	$0.17
Diluted(1)	$1.23	$1.53	$1.15	$0.49	$0.17
Shares used in per share computation:
Basic	13,585	13,715	13,313	12,985	12,758
Diluted	13,790	14,040	13,770	13,239	13,051
______________
(1)The results for fiscal 2008 and 2007 were impacted by stock-based compensation expense as a result of the Company implementing Statement of Financial Accounting Standard 123(R) at the beginning of fiscal 2007. For more information on Stock-Based Compensation, see Notes 1. and 10. to our Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, develop, manufacture, and market high voltage analog and mixed signal integrated circuits utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  We supply standard and custom interface products primarily for use in the Imaging, Medical Electronics, LED Lighting and Telecommunications markets.  We also provide custom processing services for the manufacture of integrated circuits for customers using customer-owned designs and mask tooling.

The following discussion should be read in conjunction with the "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" and "Selected Financial Data" included elsewhere in this Form 10-K. The following table sets forth items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

	Fiscal Years Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	43.1	40.5	44.3
Research and development	18.1	14.9	14.4
Selling, general and administrative	18.8	16.1	16.9
Income from operations	20.0	28.5	24.4
Interest and Other income:
Interest income	7.5	5.0	3.7
Other income (expense), net	(0.3)	0.7	0.9
Income before provision for income taxes	27.2	34.2	29.0
Provision for income taxes	6.6	12.3	9.2
Net income	20.6%	21.9%	19.8%

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

Revenue Recognition

We recognize revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection of the resulting receivable is reasonably assured.  For sales to original equipment manufacturers (OEMs), we use either a binding purchase order or signed agreement as evidence of an arrangement.  For those customers which have a hub arrangement, we recognize revenue when our products are transferred from the hub to the customer’s manufacturing facility or to its assembly subcontractor’s manufacturing facility. Sales through our distributors are evidenced by a distributor agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.  Because of the uncertainty associated with pricing concessions and possible returns, we defer the recognition of revenue to all our distributors, domestic and foreign, and the related costs of sales until our distributors have sold the merchandise to their end-user customers.  Our distributors provide us an inventory balance report at the end of each period, which enables us to determine products sold to their end-customer.

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

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on two methods.  The amounts calculated from each of these methods are combined to determine the total amount reserved.  First, we evaluate specific accounts where we have information that a specific customer may have an inability to meet its financial obligations to us (for example due to bankruptcy, etc.).  In these cases, significant management judgments and estimates must be made, based on the best available facts and circumstances.  We record a specific allowance for that customer against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  These specific allowances are re-evaluated and adjusted as additional information is received that impacts the amount reserved.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Second, a minimum allowance is established for all other customer receivables as a percentage applied to outstanding accounts receivable.  This percentage is based on our historical collection and write-off experience.

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

Additionally, we evaluate our ending inventories for excess quantities and obsolescence at each balance sheet date.  This evaluation includes analyses of sales levels by product and projections of future demand during the next twelve months, which involves a great deal of management judgment on our part.  Inventories on hand in excess of forecasted demand and inventories that we consider obsolete are reserved. We make judgments in establishing inventory reserves and do not establish a reserve if the management believes certain excess or obsolete inventory will be sold. In addition, we age our inventory based on start date.  Inventory that has been inactive for more than one year is considered slow moving inventory and is also reserved.  Additions to the provision are charged to the cost of sales. Subsequent changes in facts and circumstances do not result in the reduction of the allowance until these inventories are subsequently sold or scrapped.  Any proceeds received will favorably impact gross margins.

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

Our management must determine the probability that it will be able to utilize its deferred tax assets. If we determine that recovery is unlikely, then a valuation allowance against its deferred tax asset must be recorded by increasing income tax expense. As of March 29, 2008, we believe that our deferred tax assets recorded on our balance sheet will be utilized. However, should there be a change in our ability to utilize or recover our deferred tax assets, an additional income tax expense would be incurred in the period in which it was determined that the recovery is not probable.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB statement No. 109” (FIN 48) on April 1, 2007 as a change in accounting principle, and have recorded the cumulative effect of adoption of $93,000 as a decrease in the opening balance of retained earnings in the first quarter of fiscal 2008, as permitted by the transition provisions. At the date of adoption, we had $4,713,000 of unrecognized tax benefits which decreased to $3,941,000 as of March 29, 2008. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results. The reserve amount was determined with considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases, ongoing tax audits, and other information.

Our fiscal year 2004 federal income tax return was under IRS examination as of March 29, 2008. We believe we have adequately provided in our financial statements for additional taxes and interest that we estimate may be required to be paid as a result of this examination. During fiscal 2008, in connection with the IRS examination of our fiscal 2003 federal income tax return, we paid a tax liability and interest of $1,367,000, which had been previously accrued. Subsequent to March 29, 2008, we paid a tax liability and interest of $961,000 as a result of the IRS examination of our 2004 federal income tax return. This payment had been adequately accrued for as of March 29, 2008. See “Provision for Incomes Taxes” of this section and Note 8 and 14 to the Consolidated Financial Statements for further discussion.

Stock-Based Compensation

In fiscal years 1995 through 2006, we included in the Notes to our Consolidated Financial Statements a pro forma disclosure of the impact stock options would have on net income (loss) using the fair value stock option expense recognition method, as allowed under Statement of Financial Accounting Standards No. 123 and using an intrinsic value method, as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”   A revised standard, SFAS No.123 (revised 2004), “Share Based Payment” (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including stock options) at fair value, was effective for us beginning with the first quarter of fiscal year 2007, which began on April 2, 2006. The adoption of SFAS 123R required us to apply a valuation model, which includes estimates and assumptions on the rate of forfeiture and expected life of options and stock price volatility. See Note 1 and 10 to the Consolidated Financial Statements for additional information regarding the adoption of SFAS 123R. If any of the assumptions used in the valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period and actual results may differ from estimates.

Accounting for investment in Auction Rate Securities

The Company’s available-for-sale portfolio in fiscal 2008 is composed entirely of auction rate securities (ARS).  These securities are reported at fair value in accordance with SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities.”  Due to the lack of availability of observable market quotes on the Company’s investment portfolio of auction rate securities, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the auction rate securities market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security.  The Company reviews its securities for impairments in accordance with SFAS No. 115 and FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “the meaning of Other-Than-Temporary Impairment and its application to certain investments,” in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” Declines in fair value that are considered other-than-temporary are charged to Statement of Income and those that are considered temporary are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including, but not limited to liquidity discount from 125 to 150 basis points for the current ARS market, and the timing of recovery of ARS market from two to four years. The estimated fair value of the Company’s ARS ranges from $95,361,000 to $98,230,000. We believe this estimated range of fair value of our ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behaviors, and public policy implications associated with the student loan based ARS market. We have concluded that the fair value of our ARS was $96,531,000 at March 29, 2008 and recorded a temporary impairment in value of $4,069,000.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page 39 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Recent Developments

We operate in the highly cyclical global semiconductor market, evidenced by fluctuating demand cycles for our products.  From a net sales trough in fiscal year 2004, demand had increased steadily in each of the succeeding three fiscal years, 2005, 2006 and 2007. In fiscal 2008, we experienced a reduction in sales primarily due to a reduction in demand from one of our significant customers, as its products that use our EL inverter products experienced significantly reduced sales. Additionally, our overall foundry sales reduced, as we have not focused on expanding this portion of our business. On the other hand, we have seen increases in sales of several new products, such as LED driver ICs for lighting applications, high voltage pulsers for the medical ultrasound market, and multi-segment EL drivers for handsets.   Quote activity and design wins have been strong in these markets. Our backlog is strong and our book-to-bill is greater than one. These are encouraging indicators for sales growth into fiscal 2009. Book-to-bill ratio is defined as sales orders received, divided by orders shipped during the fiscal quarter.  We believe that current booked orders will be shipped in fiscal 2009. However, our customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer, although these cases have been rare.  For these reasons, purchase orders received are not necessarily reliable indicators of future sales.  We believe that we will be able to substantially meet our production needs from our wafer fabrication and testing facilities in the coming fiscal year.

Results of Operations

Fiscal 2008 vs. Fiscal 2007

Net Sales

We operate in one business segment comprised of the design, development, manufacturing and marketing of high voltage analog and mixed signal integrated circuits. A breakdown of our total sales to customers in the Medical Electronics, Imaging, Industrial/Other, Telecom and LED Lighting markets as well as year-over-year changes are shown below (in thousands):

(Dollars in thousands)	Fiscal Years Ended				Year-Over-Year
Markets	March 29, 2008		March 31, 2007		Change
Medical Electronics	$30,381	37%	$29,336	30%	4%
Imaging	26,473	32%	42,241	43%	-37%
Industrial/Other	13,119	16%	17,654	18%	-26%
Telecom	8,715	10%	7,377	8%	18%
LED Lighting	3,871	5%	1,412	1%	174%
Net Sales	$82,559	100%	$98,020	100%	-16%

We have a broad base of customers, which in some cases manufacture end products spanning multiple markets.  As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation.  Actual results may differ from those reported.

Net sales for the fiscal year 2008 were $82,559,000, a 16% decrease compared to $98,020,000 for the prior fiscal year, which was primarily due to reduced demand from a major handset customer of EL inverters, which are part of our Imaging market. However, sales increased in our Medical Electronics, Telecom and LED Lighting markets.

Our sales to the Medical Electronics market accounted for 37% of total sales in fiscal 2008 and increased 4% compared to the prior fiscal year.  This sales increase is attributable to higher unit shipments of our high voltage ultrasound pulser ICs and foundry medical products.  These increases were partially offset by reduced selling prices of analog switches and multiplexers, as we have experienced increased pressure to reduce prices due to increased competition. In recent years, the ultrasound market experienced significant growth in the transportable, hand-carried ultrasound units. These high-performance, portable, affordable systems are accelerating the proliferation of ultrasound imaging to medical specialties other than the traditional clinical applications.  Geographically, the market is expanding as well, as China, Korea and India are now designing and producing medical ultrasound machines.  We believe that sales of our high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs to this market will continue to increase as the ultrasound market continues to expand globally.  We are heavily investing in product development for the ultrasound market and we expect to introduce more new integrated pulser ICs as well as ultrasound receiver blocks.  Custom high voltage pulsers are projected to contribute to our revenue growth in fiscal 2009.

Sales to the Imaging market in fiscal 2008 decreased 37% compared to the prior year primarily due to significantly reduced demand from a major handset customer using our EL inverter products for keypad backlights in its cell phones. During fiscal 2008, our customer lost market share as our customer’s products matured and demand for them declined. In the last half of fiscal 2008 new handset models using our recently developed multi-segment EL inverter products have been designed-in and are in preproduction at this major customer as well as at another large handset customer. Sales of our EL driver ICs for other end products also declined in fiscal 2008, while sales of drivers for non-impact inkjet printers and plotters were essentially flat in fiscal 2008.  We are one of the key providers of EL driver ICs for cell phones, PDAs, and watches and the leading supplier in the high-end industrial printer market, with both standard and custom products. We project a continuing decline in sales of single segment EL inverter products during the first half of fiscal 2009, perhaps with a modest recovery in the second half. We believe that the multi-segment EL inverter products will mitigate the first half decline.

Sales in the Industrial/Other market decreased 26% in fiscal 2008 compared to fiscal 2007. This decrease was due to reduced foundry sales.

Sales to the Telecom market in fiscal 2008 increased 18% compared to the prior fiscal year.  The increase in sales is primarily due to higher shipments for a military radio application and for optical MEMS drivers. We anticipate modest growth in this market in fiscal 2009.

Sales to the LED lighting market of $3,871,000 in fiscal 2008 increased 174% compared to the prior fiscal year.  The increase was primarily due to introduction of our new line of LED backlight drivers for flat screen TVs and LED drivers for general lighting.  We expect increasing sales in the LED general lighting market in fiscal 2009.

Our principal geographic markets are in China, United States, Asia, and Europe. Sales by geography, based on where we ship our products to, rather than where the customers’ headquarters are located, as well as year-over-year change were as follows:

	Fiscal Years Ended				Year-Over-Year
(Dollars in thousands)	March 29, 2008		March 31, 2007		Change
China	$18,903	23%	$32,449	33%	-42%
Asia (excl. China & Japan)	14,598	18%	16,209	17%	-10%
United States	30,162	37%	29,265	30%	3%
Europe	11,005	13%	11,834	12%	-7%
Japan	7,047	8%	6,860	7%	3%
Other	844	1%	1,403	1%	-40%
Net Sales	$82,559	100%	$98,020	100%	-16%

Net sales to international customers in fiscal 2008 were $52,397,000, or 63% of our net sales as compared to $68,755,000 or 70% of net sales for the prior fiscal year. The decreases in sales to China and the Asian region are primarily due to the decline in shipments of our EL inverters to manufacturing locations in those regions.

Cost of Sales and Gross Profit

Gross profit represents net sales less cost of sales.  Cost of sales includes the cost of purchasing raw silicon wafers; cost associated with assembly, packaging, test, quality assurance and product yields; the cost of personnel, facilities, and equipment associated with manufacturing support; and net charges for excess or obsolete inventory.

Gross profit for fiscal year 2008 was $46,981,000 compared to $58,349,000 in fiscal year 2007.

As a percentage of net sales, gross margin was 57% for fiscal 2008 compared to 60% in the prior fiscal year. The decline in gross margin is primarily attributable to lower overall sales, reduced average selling prices in certain medical ultrasound products, and higher inventory write-downs. The Company wrote down inventory valued at $3,217,000, $2,454,000 and $2,293,000 for fiscal years 2008, 2007 and 2006, respectively.  The Company recorded revenue from the sale of previously written down inventory of $1,509,000, $1,645,000 and $1,136,000 for fiscal 2008, 2007 and 2006, respectively.

	Fiscal Years Ended
(Dollars in thousands)	March 29, 2008	March 31, 2007
Gross Margin Percentage	57%	60%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Sale of Previously Written Down Inventory	$1,509	$1,645
Percentage of Net Sales	1.8%	1.7%

Depreciation expense recorded under cost of sales in fiscal 2008 was slightly lower than in fiscal 2007. During fiscal 2008, capital spending consisted primarily of fab equipment upgrades, test capacity expansion equipment, software and computer hardware equipment upgrades.

In fiscal 2007, we adopted the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) which required us to recognize compensation expense for all employee stock-based compensation beginning in the quarter ending April 2, 2007.  This recognition of additional compensation expense reduced our gross profit by $567,000 in fiscal 2008 and $302,000 in fiscal 2007.

Research and Development

	Fiscal Years Ended
(Dollars in thousands)	March 29, 2008	March 31, 2007	Year-Over-Year Change
R & D Expenses	$14,953	$14,645	2%
Percentage of Net Sales	18%	15%

Research and development (R&D) expenses include payroll and benefits, processing costs, and depreciation. We also expense proto-type wafers and mask sets related to new products as R&D expenses until new products are released to production.

Expenditures for R&D were $14,953,000 and $14,645,000 in fiscal 2008 and 2007, respectively. The increase of $308,000 in R&D expense for the current year is primarily due to higher depreciation of $369,000, increased usage of wafer fab services in support of development activities for advanced manufacturing processes of $290,000, higher outside services design support of $213,000 and higher payroll expense of $139,000, partially offset by reduced benefits expense of $716,000 due to lower profit sharing bonus, a reduction in fair value of the Company’s deferred compensation plan assets, and reduced FAS 123R stock compensation expense. During fiscal 2008, benefits expense related to SFAS 123R was $1,053,000 compared to $1,382,000 in fiscal 2007.  Design-win activities remained strong in fiscal 2008 as we introduced thirty-two new products.

R&D expenses were 18% and 15% of net sales in fiscal 2008 and 2007, respectively, primarily due to decreased net sales. We expect to keep R&D spending in fiscal year 2009 at 15% to 17% of net sales.

Selling, General and Administrative (SG&A)

	Fiscal Years Ended
(Dollars in thousands)	March 29, 2008	March 31, 2007	Year-Over-Year Change
SG&A Expenses	$15,536	$15,800	-2%
Percentage of Net Sales	19%	16%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax and compliance services related to Sarbanes-Oxley Act of 2002.

In absolute dollars, SG&A expenses were $15,536,000 in fiscal 2008 compared to $15,800,000 in fiscal 2007.  The decrease of $264,000 in SG&A expenses results primarily from a $675,000 decrease in benefits expense due to decreased profit sharing bonus and a reduction in fair value of the Company’s deferred compensation plan assets.  Also contributing to the reduced expense were lower sales commissions due to lower sales, and reduced bad debt expenses. These decreases were partially offset by an increase of approximately $575,000 in payroll expense as we expanded our sales force in Hong Kong, Japan and South Korea.

SG&A expenses are expected to increase in absolute dollars as the Company expands sales and marketing presence worldwide to support the expected strong growth.  SG&A expenses may fluctuate as a percentage of net sales.

Interest Income and Other Income, Net

	Fiscal Years Ended		Year-Over-Year
(Dollars in thousands)	March 29, 2008	March 31, 2007	Change
Interest Income and Other Income, Net	$5,988	$5,594	7%
Percentage of Net Sales	7%	6%

Interest income and other income, net for fiscal year 2008 was $5,988,000 compared to $5,594,000 in fiscal 2007.

Interest Income  Interest income, which consists primarily of interest income from our cash, cash equivalents and long-term investments, was $6,189,000 in fiscal 2008 compared to $4,887,000 in fiscal 2007. The increase in interest income in fiscal 2008 is primarily due to higher balances and higher interest rates on investments in auction rate securities.

Other Income (expense), Net  Other income (expense), net was an expense of $201,000 for fiscal 2008 compared to an income of $707,000 for fiscal 2007. This difference of $908,000 is primarily due to a decline in fair value of investments held by our Supplemental Retirement Plan of $374,000 in fiscal 2008 versus an increase in fair value of $550,000 in fiscal 2007.

Provision for Income Taxes The provision for incomes taxes represents federal, state and foreign taxes.  The provision for income taxes for fiscal 2008 was $5,475,000 at an effective tax rate of 24% compared to $12,071,000 at an effective tax rate of 36% in 2007.  The lower effective tax rate in fiscal 2008 reflects higher tax benefits from tax-exempt investments, domestic production activities deduction, foreign earning tax differential and R&D credits. Our effective tax rate of 24% is less than the combined federal and state tax rate due to the benefits of tax exempt investment income, domestic production activities deduction and R&D credits, partially offset by the adverse impact of stock based compensation expenses.

Results of Operations

Fiscal 2007 vs. Fiscal 2006

Net Sales

A breakdown of our total sales to customers in the Imaging, Medical Electronics, Telecom and Other markets as well as year-over-year changes are shown below (in thousands):

	Fiscal Years Ended				Year-Over-Year
Markets	March 31, 2007		April 1, 2006		Change
Medical Electronics	$29,336	30%	$26,700	33%	10%
Imaging	42,241	43%	35,635	44%	19%
Industrial/Other	17,654	18%	11,971	15%	47%
Telecom	7,377	8%	5,244	7%	41%
LED Lighting	1,412	1%	548	1%	158%
Net Sales	$98,020	100%	$80,098	100%	22%

Net sales for the fiscal year 2007 were $98,020,000, a 22% increase compared to $80,098,000 for the prior fiscal year. Overall demand for our products in fiscal 2007 was higher compared to fiscal 2006 in all five of our major markets, which are Medical Electronics, Imaging, Industrial/Other, Telecom and LED Lighting.  The increase in net sales of 22% is primarily due to higher unit shipments in our five major markets as several of our products, launched in fiscal 2005 through 2007, continued to ship in increasing volumes.

Our sales to the Medical Electronics market in fiscal 2007 increased 10% compared to the prior fiscal year.  The sales increase is attributed to an increase in ultrasound units shipped, primarily due to an increasing ultrasound market worldwide and design wins of our analog switches and multiplexers as well as our high voltage pulser ICs.  In recent years, the ultrasound market experienced significant growth in the transportable, hand-carried ultrasound units.  These high-performance, portable, affordable systems are accelerating the proliferation of ultrasound imaging to medical specialties other than the traditional clinical applications.  Geographically, the market is expanding as well, as China, Korea and India are now designing and producing medical ultrasound machines.

Sales to the Imaging market in fiscal 2007 showed an increase of 19% over the prior year primarily due to the continued increase in unit demand for EL drivers for cell phones. We are one of the key providers of EL drivers for cell phones, PDAs, and watches.   Sales of our drivers for other products such as non-impact inkjet printers and other display products were essentially flat in fiscal 2007.  We are the leading supplier in the high-end industrial printer market, with both standard and custom products.

Sales to the Industrial/Other market in fiscal 2007 increased 47% compared to the prior fiscal year, primarily due to increased shipments of our driver for a manufacturing tester application and due to increased shipments of our foundry products.

Sales to the Telecom market in fiscal 2007 increased 41% compared to the prior fiscal year.  The increase in sales was the result of increased demand for our MOSFETs for satellite a TV interface, DC-to-DC converters, line protection devices, ICs for military radio frequency scramblers and high voltage amplifier arrays for the optical-to-optical telecom market.

Sales to the LED Lighting market increased to $1,412,000 from $548,000, or 158%. The increase was primarily due to introduction of our new line of LED and LED backlight drivers for flat screen TVs and general lighting.

Our principal markets are in the China, United States, Asia, and Europe. Sales by geography, based on where we ship our products rather than where the customers’ headquarters are located, as well as year-over-year change were as follows:

	Fiscal Years Ended				Year-Over-Year
(Dollars in thousands)	March 31, 2007		April 1, 2006		Change
China	$32,449	33%	$23,835	30%	36%
Asia (excl. China & Japan)	16,209	17%	10,417	13%	56%
United States	29,265	30%	29,802	37%	-2%
Europe	11,834	12%	6,387	8%	85%
Japan	6,860	7%	7,284	9%	-6%
Other	1,403	1%	2,373	3%	-41%
Net Sales	$98,020	100%	$80,098	100%	22%

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

Research and Development

	Fiscal Years Ended		Year-Over-Year
(Dollars in thousands)	March 31, 2007	April 1, 2006	Change
R & D Expenses	$14,645	$11,540	27%
Percentage of Net Sales	15%	14%

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

R&D expenses were 15% and 14% of net sales in fiscal 2007 and 2006, respectively.

Selling, General and Administrative (SG&A)

	Fiscal Years Ended		Year-Over-Year
(Dollars in thousands)	March 31, 2007	April 1, 2006	Change
SG&A Expenses	$15,800	$13,568	16%
Percentage of Net Sales	16%	17%

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

The $2,232,000 increase in SG&A expenses resulted primarily from a $968,000 increase in payroll-related expenses of which $735,000 is attributable to employee stock-based compensation associated with adoption of SFAS 123R; an increase of approximately $655,000 in professional services expense including audit and Sarbanes-Oxley compliance; an increase in commissions and sales incentives of $361,000 and an increase in provision for doubtful accounts of $300,000.

SG&A expenses may fluctuate as a percentage of net sales.

Interest Income and Other Income, Net

	Fiscal Years Ended		Year-Over-Year
(Dollars in thousands)	March 31, 2007	April 1, 2006	Change
Interest Income and Other Income, Net	$5,594	$3,673	52%
Percentage of Net Sales	6%	5%

Interest income and other income, net for fiscal year 2007 was $5,594,000 compared to $3,673,000 in fiscal 2006.

Interest Income  Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term investments, was $4,887,000 in fiscal 2007 compared to $2,959,000 in fiscal 2006. The increase in interest income in fiscal 2007 was due to higher interest rates on investments and to increases in cash, cash equivalents and short-term investments.

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

Financial Condition

Overview

Total cash, cash equivalents, short-term investments and long term investments balance as of March 29, 2008 was $121,260,000, compared with $138,916,000 on March 31, 2007, and $110,646,000 on April 1, 2006.  This decrease resulted primarily from our repurchase of 1,173,000 shares of our stock on the open market for $27,371,000 offset in part by $15,721,000 of cash provided by operating activities. Working capital is defined as current assets less current liabilities. Working capital was $46,494,000, a decrease of $105,068,000 from $151,562,000 as of March 31, 2007.   The decrease in working capital was mostly the result of a reclassification of our auction rate securities from short-term investments to long-term investments, partially offset by an increase in cash provided by operating activities.

Liquidity and Capital Resources

Fiscal 2008

In summary, our cash flows were as follows:

	Fiscal Years Ended
(Dollars in thousands)	March 29, 2008	March 31, 2007	April 1, 2006
Net cash provided by operating activities	$15,483	$28,151	$16,838
Net cash provided by (used in) investing activities	4,680	(36,856)	(35,060)
Net cash provided by (used in) financing activities	(24,913)	3,703	7,242
Net decrease in cash and cash equivalents	$(4,750)	$(5,002)	$(10,980)

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the year ended March 29, 2008, net cash provided by operating activities was $15,483,000, compared to $28,151,000 and $16,838,000 in fiscal 2007 and 2006, respectively.  The decrease in fiscal year 2008 compared to 2007 resulted primarily from a decrease in net income; a decrease in trade accounts payable and accrued expenses compared to an increase in fiscal 2007; and an increase in accounts receivable balance in fiscal 2008 compared to a decrease in accounts receivable balance in fiscal 2007, as a higher percentage of sales in fiscal 2008 were generated at the end of the year. Also contributing to the reduction in net cash provided by operating activities were greater increases in deferred tax assets and inventories compared to fiscal 2007. Inventories increased more in fiscal 2008 compared to the prior year, as sales reduced 16% while factory activity did not reduce proportionately. In anticipation of higher sales in fiscal 2009 we have increased inventory levels of certain new products. Partially offsetting these items was an increase in deferred revenue in fiscal 2008 compared to a decrease in fiscal 2007.

Investing Activities

Investing cash flows consist primarily of capital expenditures and purchases of short-term investments, partially offset by sales of short-term investments. Cash provided by investing activities was $4,680,000 in fiscal year 2008 compared to cash used of $36,856,000 in fiscal year 2007. During fiscal year 2008, we sold more auction rate securities than we bought in order to fund the repurchase of 1,173,000 share of our stock on the open market for $27,371,000.  Our capital expenditures in fiscal 2008 were slightly higher than in fiscal 2007.

Our investment portfolio is primarily comprised of auction rate securities (ARS) and money market funds. The auction rate securities we hold have a par value of $100,600,000 and have contractual maturities generally between 15 to 30 years. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates are reset every seven to thirty-five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. We continue to believe that the credit quality of the auction rate securities we hold is high as they are primarily backed by student loans, are insured and guaranteed by the United States Federal Department of Education, and continue to be rated by the major independent rating agencies as either AAA or Aaa.

In the fourth quarter of 2008, the auction rate securities market experienced failures. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, generally reset periodically at a level higher than defined short-term interest benchmarks. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 15 to 30 years.  Although no assurance can be given, we expect that we will receive the full principal associated with these auction-rate securities through one of the means described above.

While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. As of March 29, 2008, we had approximately $46,494,000 of working capital, including approximately $24,729,000 of cash, cash equivalents, and shot-term investments, and we have generated cash from our operations for the past several years.

At March 29, 2008, all of our Company’s long-term investment securities were reported at fair value. Due to the lack of availability of observable market quotes on our investment portfolio of auction rate securities, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the auction rate securities market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security.

We have recorded a $4,069,000 temporary impairment in value at March 29, 2008. This unrealized loss reflects the decline in the estimated fair value of these securities in accordance with SFAS 115. We concluded that the impairment losses, which occurred in the year ended March 29, 2008 were temporary due to the following:

•	the decline in market value is due to unusual general market conditions;

•	these investments are of high credit quality of which a significant portion of the investments are insured;

•	there have been no defaults by the issuers;

•	their AAA or Aaa credit ratings have not been reduced at March 29, 2008; and,

•
the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs since they are generally paying comparatively high tax free interest rates every six months.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 1991 and 2001 Plans and sales of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities as required by SFAS 123R, and repurchases of stock on the open market. Net cash used in financing activities in fiscal 2008 was $24,913,000 compared to net cash provided of $3,703,000 in the prior year. During fiscal 2008 we bought 1,173,000 shares of our stock on the open market for $27,371,000 whereas during fiscal 2007, our stock repurchases were 55,000 shares for $1,853,000. In addition, during fiscal 2008, proceeds from the exercise of stock options under the 1991 and 2001 Plans and sales of stock through the ESPP were lower as compared to fiscal 2007. During fiscal 2007, we amended the ESPP to decrease the discount afforded to employees from at least 15% to 5%, which satisfied the requirement of a non-compensatory plan for SFAS 123R purposes but which reduced the employee participation in the ESPP in the second half of fiscal 2007 and fiscal 2008.

We expect to spend approximately $4,000,000 for capital acquisitions in fiscal 2009.  We believe that we have substantial production capacity in place to handle any projected increase in business in fiscal 2009.  Most of our $9,916,000 of property, plant and equipment are located in the United States. We also believe that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Fiscal 2007

In summary, our cash flows were as follows:

	Fiscal Years Ended
(Dollars in thousands)	March 31, 2007	April 1, 2006
Net cash provided by operating activities	$28,151	$16,838
Net cash used in investing activities	(36,856)	(35,060)
Net cash provided by financing activities	3,703	7,242
Net decrease in cash and cash equivalents	$(5,002)	$(10,980)

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the year ended March 31, 2007, net cash provided by operating activities was $28,151,000, compared to $16,838,000 and $10,811,000 in fiscal 2006 and 2005, respectively.  The increase in fiscal year 2007 compared to 2006 was primarily due to a decrease in accounts receivable balances in fiscal 2007, as sales softened in the second half of the fiscal year, compared to a increase at the end of fiscal 2006, and higher net income in fiscal 2007. Partially offsetting these items were an increase in inventories, a decrease in tax benefit from exercise of stock options, a reclassification of non-cash excess tax benefit from operating activities into financing activities as required by SFAS 123R, and changes in trade accounts payable and accrued expenses. Fiscal year 2007 included share-based compensation charges of $2,428,000.

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

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 1991 and 2001 Plans and sales of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities as required by SFAS 123R, and of repurchases of stock on the open market. Net cash provided by financing activities in fiscal 2007 was lower compared to fiscal 2006 primarily due to reduced proceeds from the exercise of employee stock options under the 1991 and 2001 Plans and sale of stock through the ESPP. During fiscal 2007, we amended the ESPP to decrease the discount afforded to employees from at least 15% to 5%, which satisfied the requirement of a non-compensatory plan for SFAS 123R purposes and reduced the employee participation in the ESPP. In addition, stock option exercises declined during fiscal 2007 compared to fiscal 2006.

Most of our $8,651,000 of property, plant and equipment, net, is located in the United States.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements. Noted below under “Contractual Obligations” are various commitments we have associated with our business such as lease commitments, open purchase obligations and other items that are not recorded on our balance sheet, since we have not yet received the related goods or services as of March 29, 2008.

Contractual Obligations

The following table summarizes our significant contractual cash obligations at March 29, 2008, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

		Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	After 4 Years
Operating lease obligations (1)	$3,186	$1,077	$1,053	$975	$81	$-
Purchase obligations (2)	5,835	5,782	21	32	-	-
Total Contractual Cash Obligations	$9,021	$6,859	$1,074	$1,007	$81	$-

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2011. Rental expense, net of sublease for fiscal 2008, amounted to $1,007,000.
(2) To obtain favorable pricing and resource commitment, we commit to volume purchase to suppliers of our manufacturing materials.

Effective April 1, 2007, we adopted the provisions of FIN 48 (see Note 8).  As of March 29, 2008, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables was $3,032,000. As of March 29, 2008, the Company has accrued $423,000 of interest and $558,000 of penalties associated with its uncertain tax positions. Subsequent to March 29, 2008, we paid tax and interest of $961,000 as a result of the IRS examination of our 2004 federal income tax return. The payment had been adequately accrued for as of March 29, 2008. See “Provision for Incomes Taxes” of this section and Note 8 and 14 to the Consolidated Financial Statements for further discussion.

Common Stock Repurchases

Share repurchase activities for fiscal 2008 and 2007 were as follows:

	Fiscal Years Ended
	March 29, 2008	March 31, 2007
Number of shares repurchased	1,173,000	55,000
Cost of shares repurchased	$27,371,000	$1,853,000
Average price per share	$23.33	$33.70

Since the inception of the repurchase program in 1992 through March 29, 2008, we repurchased a total of 2,344,000 shares of our common stock for an aggregate cost of $36,551,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares.  At March 29, 2008, 556,000 shares remained authorized for repurchases under this program.

Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (April 1, 2009 for us).  We are currently assessing the potential impact that the adoption of SFAS 161 will have on our Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)).  The revised standard continues the movement toward the greater use of fair values in financial reporting. SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (April 1, 2009 for us).  SFAS 141(R) will be applied prospectively. We are currently assessing the potential impact that the adoption of SFAS 141(R) will have on our  Consolidated Financial Statements, but do not expect it to have material impacts.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS 160 is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (April 1, 2009 for us).  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 will be effective for the Company in fiscal 2009. We are currently assessing the potential impact that the adoption of SFAS 159 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1). In February 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We will be required to adopt SFAS 157 and FSP 157-1 in the first quarter of fiscal year 2009, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. We are currently assessing the potential impacts that the adoption of SFAS 157 will have on our Consolidated Financial Statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of its investment securities.  We have no holdings of derivative or commodity instruments, and our holdings are for purposes other than trading purposes.  Our investment portfolio is primarily comprised of auction rate securities (ARS) and money market funds.  Investments and cash and cash equivalents generated interest income of $6,189,000 in fiscal year 2008.  A significant change in interest rates, as has recently occurred, would impact the amount of interest income generated from our excess cash and investments.  It would also adversely impact the fair value of our investments. As of March 29, 2008, we had no long-term debt outstanding.

The Company’s cash equivalents and short-term investments are also subject to secondary market risk and credit risk.  ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we have recently encountered with regard to our ARS, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We have recorded a $4,069,000 temporary impairment in value at March 29, 2008.  Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the event we need to access the funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.

The auction rate securities we hold have a total par value of $100,600,000 and have contractual maturities generally between 15 to 30 years. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates are reset every seven to thirty-five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans and are guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa.  As our ARS are of high credit rating, we believe the credit risk is very low and they generally pay relatively high tax-free interest rates.

If the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition. We expect that we will receive the principal associated with these auction-rate securities through one of the means described above.

Foreign Currency Exchange Risks

We do not hedge any potential risk from any foreign currency exposure. With our operations in Hong Kong, we face exposure to an adverse change in the exchange rate of the Hong Kong dollar.  We believe that our exposure is relatively small, thus we do not employ hedging techniques designed to mitigate this foreign currency exposure.  Likewise, we could experience unanticipated currency gains or losses.  As the level of activity at this operation changes over time, actual currency gains or losses could have an adverse impact to the consolidated Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

Each of the quarters presented consisted of 13 weeks (in thousands, except per share amounts).

	Quarters Ended
	Mar 29,	Dec 29,	Sep 29,	Jun 30,	Mar 31,	Dec 30,	Sep 30,	July 1,
	2008	2007	2007	2007	2007	2006	2006	2006
(Unaudited)
Statement of Income Data:
Net sales	$19,621	$20,147	$22,029	$20,762	$22,836	$24,098	$26,521	$24,565
Costs of sales	9,567	8,915	9,020	8,076	9,669	9,860	10,305	9,837
Gross profit	10,054	11,232	13,009	12,686	13,167	14,238	16,216	14,728
Income from operations	2,272	3,986	4,959	5,275	5,798	6,398	8,732	6,976
Income before provision for income taxes	3,834	5,318	6,546	6,782	7,486	8,048	9,700	8,264
Net income	$4,354	$3,677	$4,501	$4,473	$5,022	$5,493	$5,996	$4,916
Net income per share
Basic	$0.33	$0.27	$0.33	$0.32	$0.36	$0.40	$0.44	$0.36
Diluted	$0.33	$0.26	$0.32	$0.32	$0.36	$0.39	$0.43	$0.35

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

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 29, 2008, and have determined that they are reasonably effective.

(b)           Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting which is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.  Management assessed the effectiveness of our internal control over financial reporting as of March 29, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on the assessment using those criteria, management concluded that, as of March 29, 2008, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K under item 15(a)(1), also audited the effectiveness of our internal control over financial reporting as of March 29, 2008.

(c)           Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Item 9B.  Other Information.

None

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Stockholders to be held on August 15, 2008 (the “Proxy Statement”).

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under "Election of Directors" in the Proxy Statement and is incorporated by reference.   The information required by Item 405 of Regulation S-K with respect to disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Compliance with Section 16(a) of the Exchange Act” in the 2008 Proxy Statement.  The required information regarding executive officers is included in Part I hereof under caption "Executive Officers of the Company."

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

The information required by this item 10 regarding our nominating and corporate governance committee, our audit committee and audit committee financial expert is incorporated by reference from the information contained in the 2008 Proxy Statement.

Item 11.  Executive Compensation

Information regarding the Company's remuneration of its officers and directors is set forth under "Compensation of Directors" and "Compensation of Executive Officers" in the 2008 Proxy Statement and is incorporated by reference. Other information required by this Item 11 is set forth under “Report of the Executive Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in the 2008 Proxy Statement and is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the 2008 Proxy Statement and is incorporated by reference. The information required by this item with respect to our equity compensation plan is hereby incorporated from Part II, Item 5 of this Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is set forth under “Certain Relationship and Related Transactions” in the 2008 Proxy Statement and is incorporated by reference and information regarding our corporate governance is set forth under “Election of Directors” in the 2008 Proxy Statement and is incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this Item regarding accounting fees and services is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this form:
		Page
1.	Report of Independent Registered Public Accounting Firm	38

2.	Consolidated Financial Statements:
	Consolidated Balance Sheets at March 29, 2008 and March 31, 2007 For the three years ended March 29, 2008, March 31, 2007 and April 1, 2006:	39
	Consolidated Statements of Income	40
	Consolidated Statements of Shareholders' Equity	41
	Consolidated Statements of Cash Flows	42
	Notes to Consolidated Financial Statements	43

3.	Exhibits.

	Exhibit	Exhibit Description

	2.1 (1)	Agreement for purchases and sale of assets by and between Supertex, Inc. and Orbit Semiconductor dated January 16, 1999.

	3.1 (2)	Restated Articles of Incorporation of Registrant filed May 21, 1980.

	3.2 (2)	Certificate of Amendment of Articles of Incorporation filed April 16, 1981.

	3.3 (2)	Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

	3.4 (3)	Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

	3.5 (5)	Bylaws of Registrant, as amended.

10	Deferred Compensation Plan (Supplemental Employee Retirement Plan), which became effective January 1, 1996.

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

Supertex, Inc.

Dated: June 11, 2008	/s/	PHILLIP A. KAGEL
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

Signature	Title	Date

/s/ HENRY C. PAO	President, Chief Executive Officer	June 11, 2008
(Henry C. Pao)

/s/ PHILLIP A. KAGEL	Vice President of Finance and Chief Financial Officer	June 11, 2008
(Phillip A. Kagel)	(Principal Financial and Accounting Officer)

/s/ BENEDICT C. K. CHOY	Senior Vice President, Technology Development	June 11, 2008
(Benedict C. K. Choy)

/s/ W. MARK LOVELESS	Director	June 11, 2008
(W. Mark Loveless)

/s/ ELLIOTT SCHLAM	Director	June 11, 2008
(Elliott Schlam)

/s/ MILTON FENG	Director	June 11, 2008
(Milton Feng)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Supertex, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Supertex, Inc. and its subsidiary at March 29, 2008 and March 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, effective April 2, 2006 the Company changed its method of accounting for share-based payments.  In addition, as discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective April 1, 2007.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California
June 11, 2008

SUPERTEX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 29, 2008	March 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$17,902	$22,652
Short-term investments	6,827	116,264
Trade accounts receivable, net	13,197	12,793
Inventories, net	17,036	14,238
Prepaid expenses and other current assets	3,647	2,172
Deferred income taxes	9,401	8,123
Total current assets	68,010	176,242
Long-term investments, net	96,531	-
Property, plant and equipment, net	9,916	8,651
Other assets	373	140
Deferred income taxes	2,521	899
Total assets	$177,351	$185,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$3,280	$4,120
Accrued salaries and employee benefits	12,146	12,102
Other accrued liabilities	1,741	2,175
Deferred revenue	4,349	2,965
Income taxes payable	-	3,318
Total current liabilities	21,516	24,680
Income taxes payable, noncurrent	3,960	-
Total liabilities	25,476	24,680

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, no par value -- 10,000 shares authorized, none outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 12,749 shares (2008) and 13,794 shares (2007)	54,968	54,741
Accumulated other comprehensive loss	(4,069)	-
Retained earnings	100,976	106,511
Total shareholders' equity	151,875	161,252
Total liabilities and shareholders' equity	$177,351	$185,932

              See accompanying Notes to Consolidated Financial Statements.

 SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Net sales	$82,559	$98,020	$80,098
Cost and expenses:
Cost of sales	35,578	39,671	35,458
Research and development	14,953	14,645	11,540
Selling, general and administrative	15,536	15,800	13,568
Total costs and expenses	66,067	70,116	60,566
Income from operations	16,492	27,904	19,532
Interest and other income:
Interest income	6,189	4,887	2,959
Other income (expense), net	(201)	707	714
Income before provision for income taxes	22,480	33,498	23,205
Provision for income taxes	5,475	12,071	7,328
Net income	$17,005	$21,427	$15,877

Net income per share
Basic	$1.25	$1.56	$1.19
Diluted	$1.23	$1.53	$1.15
Shares used in per share computation
Basic	13,585	13,715	13,313
Diluted	13,790	14,040	13,770

        See accompanying Notes to Consolidated Financial Statements.

 SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Number of Common Shares	Stock Amount	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders’ Equity

Balance, April 2, 2005	13,086	$35,343	$-	$71,752	$107,095
Stock options exercised	553	8,289	-	-	8,289
Shares received in lieu of cash for exercise of options	(21)	(666)	-	-	(666)
Issuance of shares under ESPP	58	699	-	-	699
Stock repurchased	(68)	(183)	-	(897)	(1,080)
Tax benefit from stock-based compensation	-	3,210	-	-	3,210
Net income	-	-	-	15,877	-
Total comprehensive income	-	-	-	-	15,877
Balance, April 1, 2006	13,608	46,692	-	86,732	133,424
Stock options exercised	229	4,278	-	-	4,278
Shares received in lieu of cash for exercise of options	(8)	(387)	-	-	(387)
Issuance of shares under ESPP	20	657	-	-	657
Stock repurchased	(55)	(205)	-	(1,648)	(1,853)
Stock-based compensation expense	-	2,428	-	-	2,428
Tax benefit from stock-based compensation	-	1,278	-	-	1,278
Net income	-	-	-	21,427	-
Total comprehensive income	-	-	-	-	21,427
Balance, March 31, 2007	13,794	54,741	-	106,511	161,252
Stock options exercised	123	2,041	-	-	2,041
Issuance of shares under ESPP	5	179	-	-	179
Stock repurchased	(1,173)	(4,924)	-	(22,447)	(27,371)
Stock-based compensation expense	-	2,545	-	-	2,545
Tax benefit from stock-based compensation	-	386	-	-	386
Adjustment to retained earnings upon adoption of FIN 48	-	-	-	(93)	(93)
Net income	-	-	-	17,005	-
Unrealized loss from available-for-sale investments	-	-	(4,069)	-	-
Total comprehensive income	-	-	-	-	12,936
Balance, March 29, 2008	12,749	$54,968	$(4,069)	$100,976	$151,875

        See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 29, 2008	March 31, 2007	April 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,005	$21,427	$15,877
Non-cash adjustments to net income:
Depreciation and amortization	3,206	2,904	2,854
Provision for doubtful accounts and sales returns	1,151	854	1,035
Provision for excess and obsolete inventories	3,217	2,454	2,293
Deferred income taxes	(2,900)	(449)	(140)
Stock-based compensation	2,545	2,428	-
Tax benefit related to stock-based compensation plans	386	1,278	3,210
Excess tax benefit related to stock-based compensation	(238)	(1,008)	-
Gain on disposal of property, plant and equipment	(201)	-	-
Changes in operating assets and liabilities:
Short-term investments, categorized as trading	(113)	78	(1,059)
Trade accounts receivable	(1,555)	1,177	(7,961)
Inventories	(6,015)	(4,149)	(2,212)
Prepaid expenses and other assets	(1,708)	(814)	(486)
Trade accounts payable and accrued expenses	(1,230)	1,947	3,816
Deferred revenue	1,384	(601)	(44)
Income taxes payable	549	625	(345)
Net cash provided by operating activities	15,483	28,151	16,838
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(4,471)	(3,507)	(2,910)
Proceeds from disposal of property, plant and equipment	201	-	-
Sales of investments	146,500	267,095	243,524
Purchases of investments	(137,550)	(300,444)	(275,674)
Net cash provided by (used in) investing activities	4,680	(36,856)	(35,060)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	2,220	4,548	8,322
Stock repurchased	(27,371)	(1,853)	(1,080)
Excess tax benefit related to stock-based compensation	238	1,008	-
Net cash provided by (used in) financing activities	(24,913)	3,703	7,242
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,750)	(5,002)	(10,980)

CASH AND CASH EQUIVALENTS:
Beginning of period	22,652	27,654	38,634
End of period	$17,902	$22,652	$27,654

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$8,367	$10,866	$4,866

        See accompanying Notes to Consolidated Financial Statements

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Supertex, Inc. (together with its wholly-owned subsidiary, Supertex Limited, herein referred to as “Supertex” or the “Company”) designs, develops, manufactures, and markets high voltage analog and mixed signal integrated circuits utilizing high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  The Company supplies standard and custom interface products primarily for use in the medical electronics, imaging, LED lighting, and telecommunications markets. The Company does not rent its equipment to any customer.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant inter-company balances and transactions have been eliminated.

Fiscal Period

The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31st.  Fiscal years 2008, 2007 and 2006 all comprise 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  Significant estimates in these financial statements include revenue recognition, provision for sales returns and allowances, allowance for doubtful accounts, estimates for useful lives associated with long lived assets, asset impairments, auction rate securities valuation, net realizable value of inventories, certain accrued liabilities and provision for income taxes and tax valuation allowance.  Actual results could differ from those estimates.

Certain Risks and Uncertainties

The Company’s business is concentrated in the high voltage semiconductor component industry, which is rapidly changing, highly competitive and subject to competitive pricing pressures.  The Company's operating results may experience substantial period-to-period fluctuations due to these factors, including the cyclical nature of the semiconductor industry, the changes in customer requirements, the timely introduction of new products, the Company's ability to implement new capabilities or technologies, its ability to manufacture efficiently, its reliance on subcontractors and vendors, and general economic conditions.

Cash and Cash Equivalents

Investments with an original or remaining maturity of 90 days or less, as of the date of purchase, are considered cash equivalents, and consist of highly liquid money market instruments. The Company maintains cash balances at a variety of financial institutions and has not experienced any material losses relating to such balances.

Short-term and long-term investments

The Company accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities.” The appropriate classification of investments in marketable securities is determined at the time of purchase and such designation is reevaluated at each balance sheet date. The Company also monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

Short-term investments categorized as trading consisted entirely of investments in mutual funds held by the Company’s Supplemental Employee Retirement Plan (SERP) and are presented as short-term investments on the consolidated balance sheets.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s available-for-sale portfolio in fiscal 2008 is composed entirely of auction rate securities (ARS).  Unrealized gains and losses are reported in accumulated other comprehensive income (loss), a separate component of shareholders’ equity, net of any related tax effect. Realized gains and loss and declines in value judged to be other than temporary on available-for-sale securities are included in interest income (expense). There were no realized losses and declines in value judged to be other than temporary recorded in fiscal year 2008, 2007, and 2006.  For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Historically, given the liquidity created by auctions, the Company’s auction rate securities were presented as current assets under short-term investments on the Company’s balance sheet. However, the auction rate securities held by the Company at March 29, 2008 have experienced failed auctions due to sales orders exceeding purchase orders, so the Company’s auction rate securities are considered illiquid until there is a successful auction for them. Accordingly, the entire par value of $100,600,000 auction rate securities has been reclassified from current to non-current assets and is presented in long-term investments on the Company’s balance sheet as of March 29, 2008. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of auction rate securities, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the auction rate securities market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security.

The Company reviews its impairments in accordance with SFAS No. 115 and Financial Accounting Standard Board ("FASB") Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” Declines in fair value that are considered other than temporary are charged to statement of income and those that are considered temporary are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

In evaluating the impairment of any individual ARS, the Company classified such impairment as temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold its ARS investments for a period of time sufficient to allow for any anticipated recovery in market value.

Based on this assessment of fair value as of March 29, 2008, the Company recorded a temporary decline in the fair value of its ARS investments of $4,069,000 in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes of credit ratings, as well as collateral values, default rate of underlying assets, counterparty risk and ongoing strength of the liquidity market (See Note 2).

Accounts Receivable

An allowance for doubtful accounts is calculated based on a percentage based on historical experience applied to outstanding accounts receivable, specific doubtful account identification, and management judgment.  The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable.

Concentration of credit risk and foreign operations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term and long-term investments, and accounts receivable.  The Company’s accounts receivable are derived from sales and earned from customers located in the U.S. and certain foreign countries and regions, including China, Asia, Europe and Japan.  For the years ended March 29, 2008, March 31, 2007 and April 1, 2006, sales to foreign customers based on destination locations were all denominated in U.S. dollars and accounted for 63%, 70% and 63%, of net sales, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers.

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

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A small amount of the Company’s assets are denominated in Hong Kong dollars including two bank accounts, one for its Hong Kong subsidiary’s daily cash requirements while the second account is held for that subsidiary’s employees’ contributions to the Employee Stock Purchase Plan.   The Company also has a bank account denominated in Chinese Renminbi which was established to fund cash requirements for its two sales offices in China.  All other cash and investment accounts are denominated in United States dollars and domiciled in the United States with the exception of one investment account that is domiciled in Ireland.

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

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company also provides custom processing services for manufacture of integrated circuits, using customer-owned designs and mask tooling.  Under this “custom processing service” arrangement, a tangible product is sold, and the Company bears the risk of loss until title is passed.  Title to the product under the “custom processing service” arrangement is passed to the customer at the time of shipment.

From time to time, a small amount of deferred revenue is from up-front billings from customers under non-recurring engineering (NRE) contracts as well as a customer advance under a licensing agreement.  The Company recognizes revenue from NRE contracts upon completion of contract milestones, which corresponds to when the Company provides the services and/or products.  Revenue is deferred for any amounts received prior to completion of engineering contract milestones, such as amounts received upon delivery of proto-type, if such a delivery is an agreed upon milestone. Some of the NRE contracts include formal customer acceptance provisions.  In this case, at the end of each period, the Company determines whether customer acceptance has been obtained for the specific milestone.  If customer acceptance has not been obtained, the Company defers the recognition of such revenue until customer acceptance is obtained.

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

Net Income per Share

Basic net income is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted net income per share reflects the potential dilution that could occur from common shares issuable through stock options and Employee Stock Purchase Plan.

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

The Company elected to adopt the modified prospective application transition method as provided by SFAS 123R.  Accordingly, during the fiscal years 2008 and 2007, the Company recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated.

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosures”. No employee stock-based compensation was reflected in net income for the fiscal years ended April 1, 2006, as all options granted to employees and directors had an exercise price equal to the market value of the underlying common stock on the date of grant.

Income Taxes

Income taxes are reported under Statement of Financial Accounting Standard ("SFAS") NO. 109, "Accounting for Income Taxes," ("SFAS 109") and, accordingly, deferred taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and for operating loss and tax credit carry-forwards. A valuation allowance is provided for deferred tax assets when management cannot conclude, based on the available evidence, that it is more likely than not that all or a portion of the deferred tax assets will be realized though future operations.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on April 1, 2007 as a change in accounting principle, and has recorded the cumulative effect of adoption of $93,000 as a decrease in the opening balance of retained earnings in the first quarter of fiscal 2008, as permitted by the transition provisions of FIN 48.

 Advertising Costs

The Company expenses advertising and promotional costs as they are incurred.

Fair Value of Financial Instrument

Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value.

Comprehensive Income

Comprehensive income includes all changes in equity during a period from non-owner sources.

Reclassification

For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect the Company’s net income, cash flows or shareholders’ equity.

Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (April 1, 2009 for the Company).  The Company is currently assessing the potential impact that the adoption of SFAS 161 will have on its Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)).  The revised standard continues the movement toward the greater use of fair values in financial reporting. SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (April 1, 2009 for the Company).  SFAS 141(R) will be applied prospectively. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) will have on its Consolidated Financial Statements , but does not expect it to have a material impact.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS 160 is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (April 1, 2009 for Supertex).  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company is currently assessing the potential impact that the adoption of SFAS 160 will have on its Consolidated Financial Statements.

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 will be effective for the Company in fiscal 2009. The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FSP FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13". In February 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company will be required to adopt SFAS 157 and FSP 157-1 in the first quarter of fiscal year 2009, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Company is currently assessing the potential impacts that the adoption of SFAS 157 will have on its Consolidated Financial Statements.

2. CASH AND CASH EQUIVALENTS AND INVESTMENTS

The Company’s cash equivalents consist primarily of investments in money market funds.

The Company’s portfolio of short-term and long-term investments by contractual maturities is as follows (in thousands):

	March 29, 2008			March 31, 2007
	Amortized	Net Unrealized	Carrying	Amortized	Net Unrealized	Carrying
	Cost	Loss	Value	Cost	Loss	Value
Short-term investments:
Trading securities	$6,827	$-	$6,827	$6,714	$-	$6,714
Available-for-sale auction rate securities	-	-	-	109,550	-	109,550
Total short-term investments	$6,827	$-	$6,827	$116,264	$-	116,264

Long-term investments:
Available-for sale auction rate securities	$100,600	$(4,069)	$96,531	$-	$-	$-

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s short-term and long-term investments by contractual maturities are as follows (in thousands):

	March 29, 2008	March 31, 2007
Short-term investments:

Available-for-sale securities:
Due after ten years	$-	$109,550

Trading securities:
Due in one year or less	6,827	6,714

Total short-term investments	$6,827	$116,264

Long-term investments:

Available-for-sale securities at amortized cost:
Due after ten years	$100,600	$-

Net unrealized loss	(4,069)	-

Total long-term investments	$96,531	$-

Short-term investments classified as trading securities for fiscal years 2008 and 2007 consisted entirely of investments in mutual funds held by the Company’s Supplemental Employee Retirement Plan.

The Company’s available-for-sale portfolio in fiscal 2008 is composed entirely of auction rate securities (ARS).  These securities are reported at fair value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Historically, given the liquidity created by auctions, the Company’s auction rate securities were presented as current assets under short-term investments on the Company’s balance sheet. However, the auction rate securities held by the Company at March 29, 2008 have experienced failed auctions due to sales orders exceeding purchase orders, so the Company’s auction rate securities are considered illiquid until there is a successful auction for them. Accordingly, the entire par value of $100,600,000 auction rate securities has been reclassified from current to non-current assets and is presented in long-term investments on the Company’s balance sheet as of March 29, 2008.

The auction rate securities are investments with contractual maturities generally between 15 to 30 years. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates are reset every seven to thirty-five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are primarily backed by pools of student loans and are guaranteed by the United States Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa.

At March 29, 2008, all of the Company’s long-term investment securities were reported at fair value. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of auction rate securities, the fair value was estimated based on a discounted cash flow model. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security.

The Company recorded a $4,069,000 temporary impairment in value at March 29, 2008. This unrealized loss reflected the decline in the estimated fair value of these securities in accordance with SFAS 115. The Company has concluded that temporary impairment losses occurred in the year ended March 29, 2008 due to the following:

•	the decline in market value is due to unusual general market conditions;
•	these investments are of high credit quality of which a significant portion of the investments are insured;

•	there have been no defaults by the issuers;

•	their AAA or Aaa credit ratings have not been reduced at March 29, 2008; and,

•	the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

If uncertainties in the credit and capital markets continue or these markets deteriorate further, the Company may incur additional impairments to its auction rate securities. The Company will continue to monitor its auction rate securities and may be required to record an impairment charge through the income statement if the decline in fair value is determined to be other-than-temporary.

3.  ACCOUNTS RECEIVABLE, NET (in thousands):

	March 29, 2008	March 31, 2007
Accounts receivable	$14,275	$13,582
Less: Allowance for doubtful accounts	(595)	(590)
Less: Allowance for sales returns	(483)	(199)
Total Trade accounts receivable	$13,197	$12,793

Allowances for doubtful accounts are (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other(2)	Balance at End of Period
Twelve months ended March 29, 2008
Allowance for doubtful accounts	$590	$5	$-	$595

Twelve months ended March 31, 2007
Allowance for doubtful accounts	$148	$466	$(24)	$590

Twelve months ended April 1, 2006
Allowance for doubtful accounts	$241	$(93)	$-	$148
_________________________
(1) Allowances for doubtful accounts are charged to Selling, General and Administration Expense.
(2) Represents amounts charged to the allowance for doubtful accounts.

Allowances for sales returns are (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other(2)	Balance at End of Period
Twelve months ended March 29, 2008
Allowance for sales returns	$199	$1,146	$(862)	$483

Twelve months ended March 31, 2007
Allowance for sales returns	$525	$388	$(714)	$199

Twelve months ended April 1, 2006
Allowance for sales returns	$463	$1,128	$(1,066)	$525
________________________
(1) Allowances for sales returns are charged as a reduction to revenue.
(2) Represents amounts charged to the allowance for sales returns.

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representative and distributors.  Sales to distributors and related cost of sales are recognized upon resale to end-user customers.

The Company estimates that Motorola Inc. accounted for a total of 13%, 24% and 23% of the Company’s net sales from both direct and indirect channels (“combined sales”) for the fiscal years 2008, 2007 and 2006, respectively. Combined sales to another OEM, General Electric Company, accounted for approximately 13% and 11% of net sales in fiscal 2008 and 2007, respectively. A distributor accounted for 12% of net sales in both fiscal 2007 and 2006, respectively. In fiscal 2006, a contract manufacturer accounted for 13% of net sales. No other direct or indirect customers accounted for more than 10% of net sales in fiscal 2008, 2007 and 2006.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

One of the Company’s significant customers accounted for 13% and 21% of gross accounts receivable as of March 29, 2008 and March 31, 2007, respectively.

4.  INVENTORIES  (in thousands):

	March 29, 2008	March 31, 2007
Raw materials	$1,075	$1,648
Work-in-process	11,463	8,382
Finished goods	2,462	2,681
Finished goods at distributors and on consignment	2,036	1,527
Total Inventories	$17,036	$14,238

The Company wrote down inventory valued at $3,217,000, $2,454,000 and $2,293,000 for fiscal years 2008, 2007 and 2006, respectively.  The Company recorded revenue from the sale of previously written down inventory of $1,509,000, $1,645,000 and $1,136,000 for fiscal 2008, 2007 and 2006, respectively.

5. PROPERTY, PLANT AND EQUIPMENT (in thousands):

	March 29, 2008	March 31, 2007
Land	$825	$825
Machinery and equipment	42,437	39,113
Leasehold improvements	2,761	2,566
Building	2,504	2,504
Furniture and fixtures	369	364
	48,896	45,372
Less accumulated depreciation and amortization	(38,980)	(36,721)
Property, plant and equipment, net	$9,916	$8,651

6.  DEFERRED REVENUE

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

 7. PRODUCT RETURN RESERVE

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

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company records a reduction to revenue for estimated product returns, including warranty related returns, in the same period as the related revenues are recorded.  These estimates are based on historical experience, analysis of outstanding Return Material Authorization and Allowance Authorization data and any other form of notification received of pending returns. Actual warranty charges are treated as sales returns. Neither historical warranty charges nor the accrual for warranty costs is material for any periods presented.

See Note 3 to the Consolidated Financial Statements for the reductions to revenue for estimated product returns for the fiscal years 2008, 2007 and 2006.

8.  INCOME TAXES

The domestic and foreign components of income before income taxes are (in thousands):

	Fiscal Years Ended
	March 29, 2008	March 31, 2007	April 1, 2006
United States	$21,725	$32,834	$22,514
Foreign	755	664	691
Income before provision for income taxes	$22,480	$33,498	$23,205

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Years Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Current:
Federal	$7,773	$11,881	$6,733
State	435	1,131	162
Non-US	167	177	59
	8,375	13,189	6,954
Deferred:
Federal	(2,703)	(1,238)	(310)
State	(279)	118	634
Non-US	82	2	50
	(2,900)	(1,118)	374
Total Provision for income taxes	$5,475	$12,071	$7,328

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

	Fiscal Years Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Tax provision at US statutory rates	35%	35%	35%
State tax provision, net of Federal benefits	2	4	4
Tax credits	(2)	(1)	(3)
Domestic production activity deduction	(1)	-	-
Foreign earnings tax differential	(1)	-	-
Tax exempt investment income	(8)	(4)	(3)
Stock based compensation	1	2	-
Other	(2)	-	(1)
Effective income tax rate	24%	36%	32%

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Significant components of deferred tax assets are as follows (in thousands):

	Fiscal Years Ended
Deferred tax assets:	March 29, 2008	March 31, 2007
Accrued employee benefits	$1,413	$1,207
Stock compensation	425	104
Inventory write downs	2,893	2,635
Accrued liabilities	2,984	2,727
Deferred revenue on shipments to distributors	1,693	1,145
Allowances for doubtful accounts and sales returns	419	305
Depreciation and amortization	1,188	899
Other	907	-
Total deferred tax assets	$11,922	$9,022

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financing reporting purposes and the amounts used for income tax purposes. Management has concluded that it is more likely than not the Company will realize the benefit of its deferred tax assets. Management reached this conclusion based on its current expectations of future income. Therefore, the amount of the deferred tax asset that is realizable could be reduced in the near term if actual results differ significantly from estimates of future taxable income.

Management’s intent is to indefinitely reinvest any undistributed earnings from its Hong Kong subsidiary should the issue arise in the future, accordingly, no provision for Federal and state income taxes has been provided thereon, nor is it practical to determine the amount of this liability. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to United States income taxes.

Tax benefits of $386,000 in 2008, $1,278,000 in 2007 and $3,210,000 in 2006 associated with the exercise of stock options were recognized in shareholders’ equity.

The Company adopted the provision of FIN 48 on April 1, 2007. As a result of the implementation of FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 the cumulative effect was an increase in tax reserves and a decrease of $93,000 to the April 1, 2007 Retained Earnings balance.  Upon adoption, the liability for income taxes associated with uncertain tax positions at April 1, 2007 was $4,713,000.  This liability could be reduced by $874,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables.  The net amount of $3,839,000, if recognized, would favorably affect the Company’s effective tax rate.

As of April 1, 2007, the Company reclassified $5,064,000, of income tax liabilities, accrued interest, and accrued penalties from current to noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date.  These noncurrent income tax liabilities are recorded in other long-term liabilities in the Company's balance sheet.  Associated with the Company's 2003 IRS audit, a $1,073,000 payment was made in July and was classified as a current liability as of April 1, 2007.  An additional $294,000 of interest associated with the 2003 IRS audit was paid in September, 2007.

A reconciliation of the April 1, 2007 through March 29, 2008 amount of unrecognized tax benefits (“UTB”) is as follows (in thousands):

Beginning balance at April 1, 2007	$4,713
Increases (decreases) of unrecognized tax benefits related to prior years' UTB	64
Increases (decreases) of unrecognized tax benefits related to current year's UTB	552
Increases (decreases) of unrecognized tax benefits related to settlements	(1,021)
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(367)
Ending balance at March 29, 2008	$3,941

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Of the total $3,941,000 of unrecognized tax benefits, $3,032,000 represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense.  For the year ended March 29, 2008, the Company recorded estimated interest of $174,000 and estimated penalties of $42,000. At March 29, 2008, the Company had approximately $423,000 accrued for estimated interest and $558,000 for estimated penalties related to uncertain tax positions.

Included in the balance of income tax liabilities, accrued interest, and accrued penalties at March 29, 2008 is $1,497,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company and its subsidiaries are subject to taxation in various jurisdictions, including federal, state and foreign.  The Company’s federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2002.  The U.S. federal income tax return for fiscal year 2004 was under examination by the Internal Revenue Service (“IRS”). Management continues to assess the impact of the federal uncertain tax positions under examination, along with the resulting state adjustments. The Company paid $1,367,000 as of September 2007 in connection with the fiscal 2003 audit.  Subsequent to March 29, 2008, the Company paid tax and interest of $961,000 as a result of the IRS examination of its 2004 federal income tax return. This payment had been adequately accrued for as of March 29, 2008. See Note 14 to the Consolidated Financial Statements for further discussion.

9.  COMMON STOCK REPURCHASES

Share repurchase activities were as follows:

	Fiscal Years Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Number of shares repurchased	1,173,000	55,000	67,900
Cost of shares repurchased	$27,371,000	$1,853,000	$1,080,000
Average price per share	$23.33	$33.70	$15.91

Since the inception of the repurchase program in 1992 through March 29, 2008, the Company has repurchased a total of 2,344,000 shares of the common stock for an aggregate cost of $36,551,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares.  At March 29, 2008, 556,000 shares remained authorized for repurchases under the program.

10.           EMPLOYEE BENEFIT PLANS

Profit Sharing Plan  - The Company has a discretionary profit sharing plan for the benefit of eligible employees.  Related expenses were $2,330,000, $3,463,000 and $2,318,000, in fiscal 2008, 2007, and 2006, respectively.

Savings and Retirement Plan  - The Supertex 401K Savings and Retirement Plan allows for employee savings intended to qualify under the provisions of Section 401 of the Internal Revenue Code (IRC).  Employees having at least three months of service may make pretax contributions of up to the IRC maximum allowable amount of the employees’ qualified compensation.  The Company matches certain percentages of employee contributions, all of which are 100% vested.  In fiscal years 2008, 2007 and 2006, the Company's matching contributions were $204,000, $147,000 and $189,000, respectively.

Supplemental Employee Retirement Plan - The Supplemental Employee Retirement Plan (the “SERP”) is a non-qualified deferred compensation plan that covers a select group of senior management or highly compensated employees of the Company.  The SERP was adopted by the Company, effective January 1, 1996.  The Plan assets at March 29, 2008 of $6,827,000 are included in short-term investments in the Company's consolidated balance sheet at March 29, 2008 and classified as trading securities.  Such assets shall at all times be subject to claims of the general creditors of the Company.   The Company’s liability for this plan as of March 29, 2008 amounts to $6,827,000 and this amount is included in accrued salaries and employee benefits in the Company’s consolidated balance sheet as of March 29, 2008. The Company does not make matching or other contribution to the Plan.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

For fiscal year 2008 there were 5,465 shares of the Company’s common stock that were issued under the ESPP compared to 20,071 shares and 57,683 shares of common stock issued in fiscal 2007 and 2006 respectively.  There are 226,592 shares available for future issuance under the ESPP at the end of fiscal year 2008.

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

Activity under the 1991 Option Plan is as follows:

		Options Outstanding
	Available For Grant	Shares	Price Per Share			Weighted Average Exercise Price
Balance, April 2, 2005	--	797,650	$10.31	-	$46.34	$17.96
Exercised	--	(423,360)	10.31	-	28.31	14.37
Canceled	39,400	(39,400)	10.75	-	46.34	15.34
Expired	(39,400)	--
Balance, April 1, 2006	--	334,890	10.75	-	46.34	22.80
Exercised	--	(116,890)	12.53	-	46.34	20.21
Canceled	1,500	(1,500)	46.34	-	46.34	46.34
Expired	(1,500)	--
Balance, March 31, 2007	--	216,500	10.75	-	46.34	24.04
Exercised	-	(66,000)	10.75	-	19.56	14.34
Canceled	72,500	(72,500)	46.34	-	46.34	46.34
Expired	(72,500)	--
Balance, March 29, 2008	--	78,000	$10.75	-	$12.53	$11.50

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Options outstanding under the 1991 Option Plan have a total intrinsic value of $728,000 as of March 29, 2008, compared to $1,986,000 as of March 31, 2007. The intrinsic values of option exercisable under the 1991 Option Plan were $728,000 and $1,582,000 as of March 29, 2008 and March 31, 2007, respectively.

Activity under the 2001 Option Plan is as follows:

		Options Outstanding
	Available For Grant	Shares	Price Per Share			Weighted Average Exercise Price
Balance, April 2, 2005	1,321,909	641,530	$11.30	-	$21.75	$17.11
Granted	(342,800)	342,800	17.39	-	42.24	30.71
Exercised	--	(129,441)	11.30	-	21.75	17.04
Canceled	72,560	(72,560)	11.30	-	42.24	20.43
Balance, April 1, 2006	1,051,669	782,329	11.30	-	42.24	22.77
Granted	(226,650)	226,650	35.37	-	46.92	41.52
Exercised	--	(112,549)	11.30	-	33.67	17.02
Canceled	60,560	(60,560)	17.34	-	42.24	32.82
Balance, March 31, 2007	885,579	835,870	11.30	-	46.92	27.90
Granted	(307,700)	307,700	20.70	-	35.86	32.71
Exercised	--	(56,505)	11.30	-	33.67	19.56
Canceled	64,700	(64,700)	11.30	-	41.05	35.13
Balance, March 29, 2008	642,579	1,022,365	$11.30	-	$46.92	$29.35

Options outstanding under the 2001 Option Plan have a total intrinsic value of $1,246,000 as of March 29, 2008, compared to $4,437,000 as of March 31, 2007. The intrinsic values of option exercisable under the 2001 Option Plan were $747,000 and $2,043,000 as of March 29, 2008 and March 31, 2007, respectively.

The options outstanding and currently exercisable by exercise price under the combined 1991 and 2001 Option Plans at March 29, 2008 are as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$10.75	-	$20.00	388,055	2.39	$15.77	251,775	$14.98
20.01	-	30.00	100,400	6.76	23.27	19,900	25.09
30.01	-	40.00	422,660	7.43	34.33	64,145	33.80
40.01	-	46.92	189,250	5.63	41.96	38,790	41.97
$10.75	-	$46.92	1,100,365	5.28	$28.09	374,610	$21.53

The weighted average fair value of options granted during fiscal 2008, 2007 and 2006 was $16.44 per share, $18.90 per share, and $15.61 per share, respectively.  All options were granted at market price of the Company's common stock on the date of grant.

Stock-based Compensation - As discussed in Note 1, the company adopted SFAS 123(R) as of April 2, 2006.  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Had the Company recorded compensation costs for stock options issued to employees under the Company’s stock option plans and Employee Stock Purchase Plan based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, the pro forma net income and net income per share for the fiscal years ended April 1, 2006 would have been reduced to the pro-forma amounts:

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fiscal Year Ended
(in thousands, except per share data)	April 1, 2006
Net income - as reported	$15,877
Stock-based employee compensation expense determined under fair value based method related to stock options	(834)
Stock-based employee compensation expense determined under fair value based method related to the employee stock purchase plan	(147)
Net income - pro forma	$14,896
Net earnings per share - basic:
As reported	$1.19
Pro forma	$1.12
Net earnings per share - diluted
As reported	$1.15
Pro forma	$1.10

Impact of the Adoption of SFAS 123R.

The Company elected to adopt the modified prospective application transition method as provided by SFAS 123R. Accordingly, the Company recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The effect of recording stock-based compensation expense for the fiscal year ended March 29, 2008 is as follows (in thousands, except per share data):

	Fiscal Years Ended
	March 29, 2008	March 31, 2007
Cost of sales	$567	$302
Research and development expenses	1,053	1,382
Selling, general and administrative expenses	925	735
Stock-based compensation expense effect on income before income taxes	2,545	2,419
Income tax effect	(296)	(205)
Net effect on net income	$2,249	$2,214

Effect on cashflows:
Cashflows from operating activities	(238)	(1,008)
Cashflows from financing activities	238	1,008

For the year ended March 31, 2007, the impacts of stock-based compensation expense on basic and diluted net income per share were $0.16 and $0.15, respectively.

During the fiscal year ended March 29, 2008, the Company granted 307,700 options with an estimated total grant date fair value of $5,058,000. Of this amount, the Company estimated that the employee stock-based compensation expense for the awards not expected to vest was $942,000. During fiscal 2007, the Company granted 226,650 options with an estimated total grant date fair value of $4,284,000. Of this amount, the Company estimated that the employee stock-based compensation expense for the awards not expected to vest was $1,339,000.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the fiscal 2008, the Company recorded an employee stock-based compensation expense of $2,545,000 related to stock options, which were either outstanding on March 31, 2007, or granted during fiscal 2008, compared to $2,419,000 for fiscal 2007. As of March 29, 2008, the unrecognized employee stock-based compensation cost balance related to stock options, net of forfeitures, was $7,267,000 and will be recognized over an estimated weighted average amortization period of approximately four and a half years. As of March 31, 2007, the amount was approximately $5,512,000.

Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. As a result of adopting SFAS 123R, $238,000 and $1,008,000 of excess tax benefits were classified as cash flows from financing activities for the fiscal years ended March 29, 2008 and March 31, 2007, respectively.

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

	Fiscal Years Ended
	March 29, 2008		March 31, 2007
	Directors & Officers	All Other Employees	Directors & Officers	All Other Employees
Expected term (years)	5.8 - 7.5	4.3 - 5.3	5.8	4.3 - 4.5
Stock volatility	49% - 56%	46% - 47%	51% - 58%	47% - 52%
Risk free interest rates	3.0% - 4.8%	2.5% - 4.9%	4.6% - 5.0%	4.6% - 5.0%
Dividends during expected term	0.0%	0.0%	0.0%	0.0%

The Company analyzed various data points to determine the most accurate expected term by group. In the course of its analysis, it considered various factors, including vesting terms and period of awards, contractual term of the award, employee historical exercise, post-vesting employment termination behavior , expected term data from peer companies and various other factors.  The Company has identified its own historical volatility to be the most appropriate and most representative of the expected volatility rate to be used for valuing stock-based compensation under the Black-Scholes option-pricing model. The expected volatility was based on the expected term of the two groups of options to be valued.  The Company continues to use the estimate of risk-free rate based on the U.S. Treasury yield curve in effect at the time of grant.  The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus the Company assumes an expected dividend yield of zero.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

 11.  NET INCOME PER SHARE

Basic net income per share is calculated in accordance with SFAS No. 128, which requires dual presentation of basic and diluted net income per share on the face of the income statement.  Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding plus the effect of all dilutive stock option grants and ESPP shares representing potential shares of common stock outstanding during the period.

The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the basic and diluted net income per share calculations.

(in thousands, except per share value)	Fiscal Years Ended
	March 29, 2008	March 31, 2007	April 1, 2006
BASIC:
Weighted average shares outstanding	13,585	13,715	13,313
Net income	$17,005	$21,427	$15,877
Net income per share	$1.25	$1.56	$1.19

DILUTED:
Weighted average shares outstanding	13,585	13,715	13,313
Effect of dilutive securities: stock options and ESPP	205	325	457
Total	13,790	14,040	13,770
Net income	$17,005	$21,427	$15,877
Net income per share	$1.23	$1.53	$1.15

Options to purchase the Company’s common stock of 569,452 shares at an average price of $37.30, 377,637 shares at an average price of $38.00, and 130,914 shares at an average price of $41.19 per share in fiscal 2008, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

12.  SEGMENT INFORMATION

The Company operates in one business segment comprising of the design, development, manufacturing and marketing of high voltage analog and mixed signal integrated circuits. The Company's principal markets are in the United States of America, Europe and Asia.

Below is a summary of net sales by major geographic area for the years ended March 29, 2008, March 31, 2007 and April 1, 2006 (in thousands):

	Fiscal Years Ended
Net Sales	March 29, 2008	March 31, 2007	April 1, 2006
China	$18,903	$32,449	$23,835
Asia (excluding China & Japan)	14,598	16,209	10,417
United States	30,162	29,265	29,802
Europe	11,005	11,834	6,387
Japan	7,047	6,860	7,284
Other	844	1,403	2,373
Total Net Sales	$82,559	$98,020	$80,098

Sales are attributed to geographic location based on product shipment destination location.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Property, plant and equipment, net by country was as follows (in thousands):

	March 29, 2008	March 31, 2007
United States	$8,334	$7,516
Hong Kong	1,582	1,135
Property, plant and equipment, net	$9,916	$8,651

13.COMMITMENTS AND CONTINGENCIES

Operating Leases

As part of the Company’s acquisition of a six-inch wafer fabrication operation in fiscal 1999, the Company assumed an operating lease for its manufacturing facility.  On January 28, 2004, the Board of Directors of the Company approved the amendment of the lease extending the lease term to seven years, expiring on April 30, 2011 at a specified new rent schedule.  Rent started at $62,000 per month with a provision for an annual increase of $3,000.  The Company is responsible for maintenance costs, including property taxes, utilities, insurance and other costs.  The Company has one five-year option remaining which if exercised would extend the lease to April 2016. A portion of the facility is subleased to an unrelated company.

The Company also leases a facility to house its operations in Hong Kong under an operating lease for the equivalent of approximately $10,800 per month exclusive of building maintenance fees, rates, taxes and other duties imposed by the government of Hong Kong upon the leased property.  The original lease for 23,600 square feet was renewed in December 2006 and expires on November 30, 2009.  The new lease for additional space of 4,500 square feet was signed in June 2006 and covers three years from September 16, 2006 to September 15, 2009.  The Company has an option to renew the new lease for another three years.

The Company leases a portion of a building under an operating lease from Fortuna Realty Co, a corporation owned by a former Supertex Director, Yunni Pao.  The lease expired on April 1, 2007.  Previously the Company leased a small part of the building.  Under the lease, monthly rent was $10,442 per month and the Company was responsible for its pro-rata maintenance costs, including real property taxes, and other costs.  This space was in turn subleased to one of the Company’s providers of epitaxial deposition services, expiring on April 1, 2007, essentially at cost.  The total rental expenses paid to Fortuna Realty Co. were $125,000 and $125,000 in fiscal years 2007 and 2006, respectively.

The Company has other operating leases for its field sales offices in Shenzhen, China, Shanghai, China and Korea expiring at various dates through fiscal year 2009.

Future minimum lease payments under all non-cancelable operating leases at March 29, 2008 are as follows (in thousands):

Payment Due by Fiscal Years	Operating Lease
2009	$1,077
2010	1,053
2011	975
2012	81
$3,186

Facilities rental expenses, net of facilities sublease, were approximately $1,007,000, $962,000 and $1,032,000 (net of facilities sublease income of $179,000, $255,000, and $249,000) in fiscal years 2008, 2007, and 2006, respectively.

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

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Legal Proceedings

From time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business.  Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse impact on the Company’s financial position, results of operations or cash flows.

14. SUBSEQUENT EVENTS

Examinations by Tax Authority

The IRS is currently in the process of completing the examination of the Company’s federal income tax return for fiscal 2004. Based upon the IRS settlement, the Company had an additional tax liability of $740,000 and interest of $221,000.  The Company paid tax liability and interest of $961,000 in April 2008, which had been adequately accrued for as of March 29, 2008.

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

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-69594, 333-47606 and 033-43691) of Supertex, Inc. of our report dated June 11, 2008, relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
June 11, 2008

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: June 11, 2008	/s/	HENRY C. PAO
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

(d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: June 11, 2008	/s/	PHILLIP A. KAGEL
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

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 11, 2008	/s/	HENRY C. PAO
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

(i)
the Annual Report of the Company on Form 10-K for the period ending March 31, 2007 (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 11, 2008	/s/	PHILLIP A. KAGEL
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