Form 10-K/A
period 2008-03-29
SUPERTEX INC
filed 2008-07-03
CIK 730000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A Amendment No.1

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

Explanatory Note

Supertex, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“the Amendment”) for the year ended March 29, 2008, which was originally filed on June 11, 2008 (“Original Filing”), to amend in its entirety the Exhibits 32.1, Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and Exhibit 32.2,  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Exhibits 32.1 and 32.2 of the Original Filing inadvertently included clerical errors on the titles of the exhibits and the dates of the fiscal year.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), this Amendment amends in its entirety Item 15(a)(3) of Part IV of the Original Filing and contains new certifications pursuant to Rule 13a-14 promulgated under the Exchange Act. This Amendment contains only the exhibits to the Original Filing that are being amended, and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendment to those filings, if any.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this form:

3.	Exhibits.

	Exhibit	Exhibit Description

	2.1 (1)	Agreement for purchases and sale of assets by and between Supertex, Inc. and Orbit Semiconductor dated January 16, 1999.

	3.1 (2)	Restated Articles of Incorporation of Registrant filed May 21, 1980.

	3.2 (2)	Certificate of Amendment of Articles of Incorporation filed April 16, 1981.

	3.3 (2)	Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

	3.4 (3)	Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

	3.5 (5)	Bylaws of Registrant, as amended.

	10 (2)	Deferred Compensation Plan (Supplemental Employee Retirement Plan), which became effective January 1, 1996.
10.2 (1)
Lease Assignment agreement for 71 Vista Montana, San Jose, California, dated February 1, 1999 among Orbit Semiconductor, as assignor, Sobrato Development Companies #871, as landlord, and Supertex, Inc., as assignee.

	10.6 (4)	1991 Stock Option Plan which became effective, with form of stock option agreement.

	10.6a (5)	1991 Stock Option Plan, as amended as of August 4, 1995, with form of stock option agreement.

	10.6b (6)	1991 Stock Option Plan, as amended as of August 6, 1999, with form of stock option agreement.

	10.6c (7)	2000 Employee Stock Purchase Plan.

	10.6d (8)	2001 Stock Option Plan, which became effective, with form of stock option agreement.

	10.7 (2)	Profit Sharing Plan.

	21.1*	Subsidiary of the Registrant.

	23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

	24.1*	Power of Attorney.

	31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(1)	Incorporated by reference to the exhibit of the same number filed with current report on form 8-K dated January 19, 1999.

	(2)	Incorporated by reference to exhibit of same number of Registrant's Registration Statement on Form S-1 (File No. 2-86898), which became effective December 6, 1983.

	(3)	Incorporated by reference to exhibit filed with Quarterly Report on Form 10-Q for period ended October 1, 1988.

	(4)	Incorporated by reference to exhibit filed with Annual Report on Form 10-K for year ended March 31, 1991.

	(5)	Incorporated by reference to exhibit included in Registrant's Registration Statement on Form S-8 (File No. 33-43691) which became effective September 1, 1995.

	(6)	Incorporated by reference to exhibit included in Registrant's Registration Statement on Form S-8 (File No. 33-43691) which became effective September 29, 1999.

	(7)	Incorporated by reference to exhibit included in Registrant's Registration Statement on Form S-8 (File No. 333-47606) which became effective October 6, 2000.

(8)
Incorporated by reference to Appendix B of the Registrants amended Proxy Statement filed on August 7, 2001 (File No. 000-12718).  Corresponding Registration Statement on Form S-8 (File No. 333-69594) became effective on September 18, 2001.)

(b	Exhibits 31.1, 31.2, 32.1 and 32.2 are filed herewith.

_________________
* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supertex, Inc.

Dated: July 3, 2008	/s/	PHILLIP A. KAGEL
Phillip A. Kagel
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY C. PAO	President, Chief Executive Officer	July 3, 2008
(Henry C. Pao)	(Principal Executive Officer)

/s/ PHILLIP A. KAGEL*	Vice President of Finance and Chief Financial Officer	July 3, 2008
(Phillip A. Kagel)	(Principal Financial and Accounting Officer)

/s/ BENEDICT C. K. CHOY *	Senior Vice President, Technology Development	July 3, 2008
(Benedict C. K. Choy)

/s/ W. MARK LOVELESS*	Director	July 3, 2008
(W. Mark Loveless)

/s/ ELLIOTT SCHLAM *	Director	July 3, 2008
(Elliott Schlam)

/s/ MILTON FENG *	Director	July 3, 2008
(Milton Feng)

*By: /s/ HENRY C. PAO	Attorney-in-fact	July 3, 2008
(Henry C. Pao)

 SUPERTEX, INC.
EXHIBIT INDEX

(The Registrant will furnish to any shareholders who so request a copy of this Annual Report on Form 10-K and any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing such information. The following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1 to the Annual Report on Form 10-K)

Exhibit	Exhibit Description

2.1 (1)	Agreement for purchases and sale of assets by and between Supertex, Inc. and Orbit Semiconductor dated January 16, 1999.

3.1 (2)	Restated Articles of Incorporation of Registrant filed May 21, 1980.

3.2 (2)	Certificate of Amendment of Articles of Incorporation filed April 16, 1981.

3.3 (2)	Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

3.4 (3)	Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

3.5 (5)	Bylaws of Registrant, as amended.

10 (2)	Deferred Compensation Plan (Supplemental Employee Retirement Plan), which became effective January 1, 1996.
10.2 (1)
Lease Assignment agreement for 71 Vista Montana, San Jose, California, dated February 1, 1999 among Orbit Semiconductor, as assignor, Sobrato Development Companies #871, as landlord, and Supertex, Inc., as assignee.

10.6 (4)	1991 Stock Option Plan which became effective, with form of stock option agreement.

10.6a (5)	1991 Stock Option Plan, as amended as of August 4, 1995, with form of stock option agreement.

10.6b (6)	1991 Stock Option Plan, as amended as of August 6, 1999, with form of stock option agreement.

10.6c (7)	2000 Employee Stock Purchase Plan.

10.6d (8)	2001 Stock Option Plan, which became effective, with form of stock option agreement.

10.7 (2)	Profit Sharing Plan.

21.1*	Subsidiary of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with current report on form 8-K dated January 19, 1999.

(2)	Incorporated by reference to exhibit of same number of Registrant's Registration Statement on Form S-1 (File No. 2-86898), which became effective December 6, 1983.

(3)	Incorporated by reference to exhibit filed with Quarterly Report on Form 10-Q for period ended October 1, 1988.

(4)	Incorporated by reference to exhibit filed with Annual Report on Form 10-K for year ended March 31, 1991.

(5)	Incorporated by reference to exhibit included in Registrant's Registration Statement on Form S-8 (File No. 33-43691) which became effective September 1, 1995.

(6)	Incorporated by reference to exhibit included in Registrant's Registration Statement on Form S-8 (File No. 33-43691) which became effective September 29, 1999.

(7)	Incorporated by reference to exhibit included in Registrant's Registration Statement on Form S-8 (File No. 333-47606) which became effective October 6, 2000.

(8)
Incorporated by reference to Appendix B of the Registrants amended Proxy Statement filed on August 7, 2001 (File No. 000-12718).  Corresponding Registration Statement on Form S-8 (File No. 333-69594) became effective on September 18, 2001.)

______________________
* Previously filed.

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: July 3, 2008	/s/	HENRY C. PAO
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: July 3, 2008	/s/	PHILLIP A. KAGEL
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

(i)
the Annual Report of the Company on Form 10-K for the period ending March 29, 2008 (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 3, 2008	/s/	HENRY C. PAO
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

(i)
the Annual Report of the Company on Form 10-K for the period ending March 29, 2008 (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 3, 2008	/s/	PHILLIP A. KAGEL
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