Form 10-Q
period 2008-06-28
SUPERTEX INC
filed 2008-08-07
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2008

or

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
Large accelerated filer [   ]  Accelerated filer [ X ]  Non-accelerated filer [   ]  Smaller Reporting Company[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, no par value	12,839,536
Exhibit index is on Page 31
Total number of pages: 35

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	June 28, 2008	June 30, 2007
Net sales	$22,751	$20,762
Cost of sales(1)	10,000	8,076
Gross profit	12,751	12,686
Research and development(1)	4,037	3,765
Selling, general and administrative(1)	3,796	3,646
Total operating expenses	7,833	7,411
Income from operations	4,918	5,275
Interest income	1,041	1,380
Other income (expense), net	(66)	127
Income before provision for income taxes	5,893	6,782
Provision for income taxes	1,453	2,309
Net income	$4,440	$4,473
Net income per share:
Basic	$0.35	$0.32
Diluted	$0.34	$0.32

Shares used in per share computation:
Basic	12,779	13,769
Diluted	12,881	13,998

(1) Includes employee stock-based compensation as follows. See Note 6 for more information:
Cost of sales	$104	$142
Research and development	$295	$276
Selling, general and administrative	$269	$238

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 28, 2008	March 29, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$26,225	$17,902
Short-term investments	18,179	6,827
Trade accounts receivable, net	13,700	13,197
Inventories, net	16,425	17,036
Prepaid expenses and other current assets	1,974	3,647
Deferred income taxes	9,401	9,401
Total current assets	85,904	68,010
Long-term investments, net	85,782	96,531
Property, plant and equipment, net	9,710	9,916
Other assets	376	373
Deferred income taxes	2,450	2,521
TOTAL ASSETS	$184,222	$177,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$3,414	$3,280
Accrued salaries and employee benefits	11,799	12,146
Other accrued liabilities	1,570	1,741
Deferred revenue	4,592	4,349
Total current liabilities	21,375	21,516
Income taxes payable, noncurrent	4,192	3,960
TOTAL LIABILITIES	25,567	25,476

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, no par value -- 10,000 shares authorized, none outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 12,835 shares and 12,749 shares	56,857	54,968
Accumulated other comprehensive loss	(3,618)	(4,069)
Retained earnings	105,416	100,976
TOTAL SHAREHOLDERS’ EQUITY	158,655	151,875
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$184,222	$177,351

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	June 28, 2008	June 30, 2007
Net income	$4,440	$4,473
Non-cash adjustments to net income:
Depreciation and amortization	776	651
Provision for doubtful accounts and sales returns	270	373
Provision for excess and obsolete inventories	530	381
Stock-based compensation expense	668	656
Tax benefit related to stock-based compensation plans	162	213
Excess tax benefit related to stock-based compensation plans	(49)	(113)
Unrealized (gain) loss on short-term investments, categorized as trading	72	(55)
Gain on disposal of property, plant and equipment	-	(200)
Deferred income taxes	71	(924)
Changes in operating assets and liabilities:
Trade accounts receivable	(773)	(151)
Inventories	81	(2,203)
Prepaid expenses and other assets	1,670	350
Trade accounts payable and accrued expenses	(384)	(467)
Deferred revenue	243	306
Income taxes payable	232	3,185
Net cash provided by operating activities	8,009	6,475
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(570)	(1,745)
Proceeds from disposal of property and equipment	-	200
Purchases of short-term investments	(224)	(49,690)
Sales of short-term investments	-	45,900
Net cash used in investing activities	(794)	(5,335)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	1,059	709
Repurchase of common stock	-	(3,245)
Excess tax benefit related to stock-based compensation plans	49	113
Net cash provided by (used in) financing activities	1,108	(2,423)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,323	(1,283)
CASH AND CASH EQUIVALENTS:
Beginning of period	17,902	22,652
End of period	$26,225	$21,369
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$683	$51

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to state fairly the statements of financial position as of June 28, 2008 and March 29, 2008, results of operations for the three months ended June 28, 2008 and June 30, 2007, and cash flows for the three months ended June 28, 2008 and June 30, 2007.  The March 29, 2008 balance sheet was derived from the audited financial statements included in the 2008 Annual Report on Form 10-K.  All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited condensed consolidated financial statements of Supertex, Inc. for the fiscal year ended March 29, 2008, which were included in the 2008 Annual Report on Form 10-K.

Interim results are not necessarily indicative of results for the full fiscal year.  The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three months ended June 28, 2008 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2009 will be a 52-week year.  The three months ended June 28, 2008, March 29, 2008, and June 30, 2007, all consist of thirteen weeks.

Reclassification

For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect the Company’s net income or shareholders’ equity. Specifically, due to the adoption of SFAS 159, purchases of trading securities were reclassified from operating cash flows to investing cash flows.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)).  The revised standard continues the movement toward the greater use of fair values in financial reporting. SFAS 141(R) will significantly change how business acquisitions are accounted for and will affect financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (March 29, 2009 for the Company).  SFAS 141(R) will be applied prospectively. The Company is currently assessing the potential effect that the adoption of SFAS 141(R) will have on its Consolidated Financial Statements, but does not expect it to have a material effect.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS 160 is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (March 29, 2009 for the Company).  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company is currently assessing the potential effect that the adoption of SFAS 160 will have on its Consolidated Financial Statements, but does not expect it to have a material effect.

In the first quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157) for all financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS 157 did not have a significant effect on the Company’s Consolidated Financial Statements, and the resulting fair value calculated under SFAS 157 after adoption did not significantly differ from the fair values that would have been calculated under previous guidance. See Note 2 to the Company’s Consolidated Financial Statements for further discussion.

In February 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP (March 29, 2009 for the Company). The Company is currently assessing the potential effect that the adoption of FSP FAS 157-2 will have on its Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 also requires cash flows from purchases, sales, and maturities of trading securities to be classified based on the nature and purpose for which the securities were acquired. SFAS 159 became effective for the Company in first quarter of fiscal 2009.The Company did not elect the fair value option for any of its financial assets or liabilities. The Company assessed the nature and the purpose of its investment in trading securities and reclassified purchases of trading securities from operating cash flows to investing cash flows based upon paragraph 16 of SFAS 159. The cash flows of $224,000 from trading securities were classified as investing activities for the three months ended June 28, 2008.

Note 2 – Fair Value

In the first quarter of fiscal year 2009, the Company adopted the provision of SFAS 157 for financial assets and liabilities. SFAS 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and enhances disclosures surrounding fair value calculations.

SFAS 157 defines fair value as the price that would be received from selling an asset and paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

SFAS 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1 – Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

SFAS 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses input that is significant to the fair value calculation, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.  The Company’s financial assets and liabilities measured at fair value on a recurring basis include cash equivalents, short-term and long-term investments securities.

Included in the Company’s short-term and long-term investments are auction rate securities (ARS), which are collateralized by student loans. Due to the lack of availability of observable market quotes for the Company’s investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the auction rate securities market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including, but not limited to liquidity discount from 125 to 150 basis points per year for the current ARS market, and the timing of recovery of the ARS market from two to four years. The estimated fair value of the Company’s ARS ranges from $95,812,000 to $98,681,000. We believe this estimated range of fair values of our ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behaviors, and public policy implications associated with the student loan based ARS market. We have concluded that the fair value of our ARS was $96,982,000 at June 28, 2008 with a temporary impairment in fair value of $3,618,000.

The Company also considered the quality, amount of the collateral, and US government guarantee for the ARS and looked to other marketplace transactions and information received from other third party brokers in order to assess whether the fair value based on the discounted cash flow model was reasonable. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may affect the Company’s valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. Significant inputs to the investment valuations are unobservable in the active markets and are classified as Level 3 in the hierarchy.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The following table summarizes assets measured at fair value on a recurring basis at June 28, 2008, excluding accrued interest (in thousands):

	Fair value measurements
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$-	$20,502	$-	$20,502
Equity mutual funds	6,979	-	-	6,979
Short-term investments in ARS	-	-	11,200	11,200
Long-term investments in ARS	-	-	85,782	85,782
Total assets at fair value	$6,979	$20,502	$96,982	$124,463

The following table summarizes the change in fair value of the Company’s level 3 assets (in thousands):

Fair value measurements of assets using level 3 inputs	Short-term and long-term investments in ARS
Beginning balance at march 29, 2008	$96,531
Unrealized gains recorded in "Accumulated other comprehensive loss"	451
Ending balance at June 28, 2008	$96,982

As of June 28, 2008, the Company has reclassified $11,200,000 from long-term to short-term investments and reversed a $451,000 unrealized loss associated with an $11,200,000 auction rate security redeemed at par value in July, 2008. See Note 3 for discussion of the Company’s ARS.

Note 3 – Cash and Cash Equivalents and investments

The Company’s cash equivalents consist primarily of investments in money market funds.

The Company’s portfolio of short-term and long-term investments by contractual maturities is as follows (in thousands):

	June 28, 2008			March 29, 2008
	Amortized	Net Unrealized	Carrying	Amortized	Net Unrealized	Carrying
	Cost	Loss	Value	Cost	Loss	Value
Short-term investments:
Trading securities	$6,979	$-	$6,979	$6,827	$-	$6,827
Available-for-sale ARS	11,200	-	11,200	-	-	-
Total short-term investments	$18,179	$-	$18,179	$6,827	$-	$6,827

Long-term investments:
Available-for sale ARS	$89,400	$(3,618)	$85,782	$100,600	$(4,069)	$96,531

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The Company’s short-term and long-term investments in ARS by contractual maturity are as follows (in thousands):

	June 28, 2008	March 29, 2008
Short-term investments:
Available-for-sale securities:
Due after ten years	$11,200	$-

Long-term investments:
Available-for-sale securities at amortized cost:
Due after ten years	89,400	100,600
Net unrealized loss	(3,618)	(4,069)
Total long-term investments	$85,782	$96,531

The Company’s available-for-sale portfolio as of June 28, 2008 is composed entirely of ARS, which are investments with contractual maturities generally between 15 and 30 years. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates have historically been reset every seven to thirty-five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. These ARS held by the Company are backed by pools of student loans and are primarily guaranteed by the United States Department of Education. In addition, all the ARS held by the Company are rated by the major independent rating agencies as either AAA or Aaa.

The Company’s ARS investments are reported at fair value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of June 28, 2008, ARS held by the Company experienced failed auctions due to sales orders exceeding purchase orders. The Company’s auction rate securities are considered illiquid until there is a successful auction or redemption by the issuer. As of June 28, 2008, the par value of $89,400,000 ARS was presented as long-term investments and the par value of $11,200,000 was reclassified from long-term to short-term investments due to a subsequent redemption.

The Company has concluded that the decline in fair value of the ARS investments is considered to be temporary as of June 28, 2008 in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	recently, some ARS were redeemed at par value;

•	these investments are of high credit quality and a significant portion of the investments are collateralized and are guaranteed by the US Department of Education;

•	there have been no defaults on the ARS held by the Company as of June 28, 2008;

•	their AAA or Aaa credit ratings have not been reduced at June 28, 2008; and

•	the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs.

The Company received a payment of $11,200,000 in July 2008, representing approximately 86% of the Company’s holding of one security, which was redeemed at par value. The Company also reversed the associated unrealized loss of $451,000, which had been recorded in the year ended March 29, 2008.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

If uncertainties in the credit and capital markets continue or these markets deteriorate further, the Company may incur additional unrealized losses due to the temporary impairment to the fair value of its ARS. In addition, the Company may be required to record an impairment charge through the statement of income if the decline in fair value is determined to be other-than-temporary. The Company will continue to monitor its ARS.

Note 4 – Inventories

The Company’s inventories consist of high technology semiconductor devices and integrated circuits that are specialized in nature, subject to rapid technological obsolescence and sold in a highly competitive industry.  Inventory balances at the end of each period are adjusted to approximate the lower of cost or market value.

Inventories consist of (in thousands):

	June 28, 2008	March 29, 2008
Raw materials	$866	$1,075
Work-in-process	11,236	11,463
Finished goods	1,991	2,462
Finished goods at distributors and on consignment	2,332	2,036
Net Inventories	$16,425	$17,036

The Company wrote down inventory totaling $530,000 and $381,000 for the three months ended June 28, 2008 and June 30, 2007, respectively.  The Company recorded revenue from sales of previously written-down inventory of $326,000 and $398,000 for the three months ended June 28, 2008 and June 30, 2007, respectively.

Due to the uncertainty associated with possible returns and pricing concessions, the Company defers the recognition of revenue on shipments to all distributors, domestic and foreign, and the related costs of sales until the distributors have sold the products to their end-user customers. Sales through the distributors are made primarily under arrangements allowing limited rights of return, limited price protection, and the right of stock rotation on merchandise unsold by distributors.  For inventory at OEM hubs, which the Company owns and is included in its inventory at cost, revenue is not recognized until customers notify the Company that they have drawn the products from the hubs.

Note 5 - Comprehensive Income

Components of the Company’s comprehensive income for the three months ended June 28, 2008 and June 30, 2007 are as follows (in thousands):

	Three Months Ended
	June 28, 2008	June 30, 2007
Net income	$4,440	$4,473
Unrealized gains on available-for-sale investments	451	-
Comprehensive income	$4,891	$4,473

Note 6 - Stock-Based Compensation

Effective April 2, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment. SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period of the employee.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The employee stock-based compensation expense for the three months ended June 28, 2008 and June 30, 2007 was $668,000 and $656,000, respectively.

During the three months ended June 28, 2008, the Company granted options with an estimated total grant date fair value of $1,588,000. For the same period last fiscal year, the Company granted options with an estimated grant date fair value of $168,000. As of June 28, 2008, the unrecorded stock-based compensation cost balance related to stock options was $7,909,000 (net of forfeitures) and will be recognized over an estimated weighted average amortization period of approximately four and a half years.

Under the Company’s 1991 and 2001 Stock Option Plans (“Option Plans”), a total of 4,825,715 shares of Common Stock are authorized for issuance.  The 1991 Plan expired in June 2001, thus there were no options available for grant thereafter and there were no options that remain outstanding under the 1991 Plan as of June 28, 2008.  Under the Option Plans, options have been typically granted once a quarter (on the first business day of the third month of the quarter), and valued at the fair value of the Company’s common stock on the date of grant.  Options generally expire seven to ten years from grant date or thirty days after termination of service, whichever occurs first.  Options are generally exercisable beginning one year from date of grant and generally vest ratably over a five-year period.  On August 24, 2006, the Company’s board of directors approved a change in grant policy of the Plan to grant only non-statutory stock options to better align the Company’s compensation plan to employee incentives and to company objectives. On August 17, 2007, the Company’s board of directors approved that all future stock option grants would have a ten-year life, which is within the guidelines of the Company’s 2001 Stock Option Plan document.

The following table summarizes the combined activity under the Option Plans for the three months ended June 28, 2008:

		Options Outstanding
	Available For	Number of	Weighted Average
	Grant	Shares	Exercise Price
Balance, March 29, 2008	642,579	1,100,365	$28.09
Granted	(138,300)	138,300	25.30
Exercised	--	(82,500)	11.82
Canceled	3,500	(3,500)	34.92
Balance, June 28, 2008	507,779	1,152,665	$28.90

The weighted average fair value of options, as determined under SFAS 123R, granted under the Option Plans during the three months ended June 28, 2008 was $11.48 per share, compared to $14.65 per share during the same period last fiscal year.  The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) exercised during the three months ended June 28, 2008 was $1,110,000, compared to $796,000 for the same period last fiscal year.  During the three months ended June 28, 2008 and June 30, 2007, the amounts of cash received from employees as a result of employee stock option exercises were $976,000 and $625,000, respectively.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The options outstanding and exercisable at June 28, 2008, under the Option Plans are in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$11.30	-	$20.00	305,555	2.69	$16.83	185,155	$16.54
20.01	-	30.00	238,700	8.29	24.45	19,900	25.09
30.01	-	40.00	419,160	7.09	34.33	65,845	33.79
40.01	-	46.92	189,250	5.31	41.96	49,930	41.65
$11.30	-	$46.92	1,152,665	5.88	$28.90	320,830	$24.52

The total intrinsic value of options outstanding and options exercisable as of June 28, 2008 was $2,478,000 and $1,444,000, respectively.

Employee Stock Purchase Plan (“ESPP”). Under the 2000 ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. During the three months ended June 28, 2008 and June 30, 2007, the amounts of cash received from employees as a result of ESPP purchase were $83,000 and $84,000, respectively.

Note 7 – Income Taxes

The provision for income taxes for the three months ended June 28, 2008 was $1,453,000 on income before tax of $5,893,000 at an effective tax rate of 25%, compared to $2,309,000 on income before tax of $6,782,000 at an effective tax rate of 34% for the same period in the prior fiscal year. The decrease in estimated effective tax rate for the three months ended June 28, 2008 is primarily due to shifts of income among jurisdictions with different tax rates. In addition, during the first quarter of fiscal 2009, the Company recognized a favorable resolution of a prior year tax uncertainty of approximately $295,000, including interest.

The income tax provision for such interim periods reflects the Company’s computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effect of foreign rate differential, non-deductible stock-based compensation expense, tax exempt interest income, Financial Interpretation (FIN) 48 tax contingencies and the domestic production activities deduction.

During the three months ended June 28, 2008, the liability for uncertain income tax positions less accrued interest and penalties decreased from $3,941,000 to $3,504,000. The decrease was primarily due to settlement of an IRS examination of the Company’s fiscal 2004 income tax return, partially offset by current period recurring FIN 48 tax accruals. Of the total $3,504,000 of unrecognized tax benefits, $2,636,000 represents the amount that if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company can not conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At June 28, 2008, the Company had approximately $251,000 accrued for estimated interest and $436,000 for estimated penalties related to uncertain tax positions. For the three months ended June 28, 2008, the Company recorded estimated interest of $32,000 and estimated penalties of $9,000.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Included in the balance of income tax benefits, accrued interest, and accrued penalties at June 28, 2008 is $401,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company and its subsidiaries are subject to taxation in various jurisdictions, including federal, state and foreign.  The Company’s federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2003. The Internal Revenue Service (IRS) completed the examination of the Company’s federal income tax return for fiscal 2004. Based upon the IRS settlement in April 2008, the Company had an additional tax liability and interest of $963,000, primarily related to transfer pricing. The payment had been adequately accrued for as of March 29, 2008.

Note 8 - Net Income per Share

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

	Three Months Ended
	June 28, 2008	June 30, 2007
BASIC:
Net income	$4,440	$4,473
Weighted average shares outstanding for the period	12,779	13,769
Net income per share	$0.35	$0.32

DILUTED:
Net income	$4,440	$4,473
Weighted average shares outstanding for the period	12,779	13,769
Dilutive effect of stock options and ESPP	102	229
Total	12,881	13,998
Net income per share	$0.34	$0.32

Options to purchase 745,905 shares of the Company’s common stock at an average price of $34.37 per share, and 512,660 shares at an average price of $38.53 per share for the three months ended June 28, 2008 and June 30, 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 9 – Commitments and Contingencies

Indemnification

As is customary in the Company’s industry, the Company has agreed to defend certain customers, distributors, suppliers, and subcontractors against certain claims, which third parties may assert that its products allegedly infringe certain of their intellectual property rights, including patents, trademarks, trade secrets, or copyrights.  The Company has agreed to pay certain amounts of any resulting damage awards and typically has the option to replace any infringing product with non-infringing product.  The terms of these indemnification obligations are generally perpetual from the effective date of the agreement.  In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims.  The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements.  To date, the Company has not paid any damage awards nor has it been required to defend any claims related to its indemnification obligations, and accordingly, it has not accrued any amounts for indemnification obligations.  However, there can be no assurance that the Company will not have any financial exposure under those indemnification obligations in the future.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Legal Proceedings

From time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business.  Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company is not currently involved in any legal proceedings that it believes will materially and adversely affect its business or financial statements.

Product Return Reserve

The Company’s policy is to replace defective products at its own expense for a period of 90 days from date of shipment. This period may be extended in certain cases. This liability is limited to replacement of the product, freight and delivery costs or refund or credit of the purchase price.  On certain occasions, the Company may pay for rework.  The Company usually provides a replaced/reworked product at resale value rather than a refund or credit to meet the warranty obligations.  This policy is necessary to protect the Company’s distributors, to improve customer satisfaction, and for competitive reasons.  Additionally, it is the custom in Japan and Europe to provide this benefit.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The reductions to revenue for estimated product returns for the three months ended June 28, 2008 and June 30, 2007 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other(2)	Balance at End of Period
Three months ended June 28, 2008
Allowance for sales returns	$483	$264	$(381)	$366

Three months ended June 30, 2007
Allowance for sales returns	$199	$375	$(409)	$165
_____________
(1) Allowances for sales returns are recorded as a reduction of revenue.
(2) Represents payments and other amounts charged to the allowance for sales returns.

While the Company’s sales returns are historically within the expectations and the allowance established, it cannot guarantee that it will continue to experience the same return rates that it has had in the past.  Any significant increase in product failure rates and the resulting sales returns could have a material adverse effect on the operating results for the period or periods in which such returns materialize.

Operating Lease Obligations

The Company’s future minimum lease payments under non-cancelable operating leases at June 28, 2008 are as follows (in thousands):

Payment Due in:	Operating Lease
Less than 1 year	$1,146
2 years	1,111
3 years	876
4 years	13
$3,146

The Company leases facilities under non-cancelable lease agreements expiring at various times through September 2011.  Rental expense net of sublease income for the three months ended June 28, 2008 and June 30, 2007 amounted to $250,000 and $217,000, respectively.

Note 10 – Common Stock Repurchase

There were no shares repurchased during the three months ended June 28, 2008. Share repurchase activities for the three months ended June 30, 2007 are as follows:

	Three Months Ended
	June 28, 2008	June 30, 2007
Number of shares repurchased	-	104,700
Cost of shares repurchased	$-	$3,245,000
Average price per share	$-	$31.00

Since the inception of the repurchase program in 1992 through June 28, 2008, the Company has repurchased a total of 2,344,000 shares of the common stock for an aggregate cost of $36,551,000.  Upon their repurchase, shares are restored to the status of authorized but unissued shares.  As of June 28, 2008, a total of 556,000 shares remained authorized for repurchase under the program.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Note 11 – Segment Information

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

Below is a summary of sales by major geographic area (in thousands):

	Three Months Ended
Net Sales	June 28, 2008	June 30, 2007
China	$4,360	$4,513
Asia (excluding China, Korea & Japan)	3,498	2,650
Europe	3,195	2,569
Korea	2,301	1,072
Japan	1,523	2,211
Other	174	163
United States	7,700	7,584
Net Sales	$22,751	$20,762

Net property, plant and equipment by country is as follows (in thousands):

Country	June 28, 2008	June 30, 2007
United States	$8,186	$7,516
Hong Kong	1,524	1,135
	$9,710	$8,651

Note 12 – Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representative and distributors. Revenue from sales to distributors and its related cost of sales are recognized upon resale to end-user customers.

For the three months ended June 28, 2008 and June 30, 2007, the Company estimates that approximately 14% and 15%, respectively, of its net sales were to a medical instrumentation company through various distributors and contract manufacturers. There were no other customers that the Company believes accounted for more than 10% of the Company’s net sales for the three months ended June 28, 2008 and June 30, 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report.  The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  You are urged to carefully review and consider the various disclosures we made in this Report and in other reports filed with the SEC, including the annual report on Form 10-K for the year-ended March 29, 2008.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates " and variations of these words and similar expressions, are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that sales of our LED driver ICs for general lighting applications will grow during the fiscal 2009 and drivers for LED backlights are expected to grow in fiscal 2010; (2) our belief that sales of our high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs to this market will continue to increase as the ultrasound market continues to expand globally; (3) our expectation that we will introduce more new integrated pulser ICs as well as ultrasound receiver blocks; (4) our belief that custom high voltage pulser ICs and analog switches/multiplexers will contribute to our revenue growth in the second quarter of fiscal 2009; (5) our expectation that R&D expenses as a percentage of net sales may fluctuate; (6) our expectation that our interest income during the second quarter will continue to decline due to the lower interest rates being paid on all our investments; (7) our expectation that we will spend approximately $4,000,000 for capital acquisitions in fiscal 2009; (8) our belief that we have substantial production capacity in place to handle any projected increase in business in fiscal 2009; (9) our belief that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months (10) our belief that the estimated range of fair values of our ARS is appropriate; that the credit risk of our auction rate securities is very low; that we will receive the principal associated with these auction-rate securities; that the auction failures will not materially affect our ability to fund our working capital needs, capital expenditures, or other business requirements; and that declines in our ARS fair values are temporary; (11) our belief that our exposure to foreign currency risk is relatively small; and (12) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows.

These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties include material adverse changes in the demand for our customer’s products in which the Company’s products are used; that competition to supply semiconductor devices in the markets in which the Company competes increases and causes price erosion; that demand does not materialize and increase for recently released customer products incorporating the Company’s products; that we have delays in developing and releasing into production our planned new products, that there could be unexpected manufacturing issues as production ramps up; that the demand for the Company’s products or results of its product development changes such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; that some of the Company’s equipment will be unexpectedly damaged or become obsolete, thereby requiring replacement; and that short-term  interest rates will decline; as well as those described in "Factors Which May Affect Operating Results" under Item 1A of Part I , “Risk Factors” in the Company’s  annual report of Form 10-K for the fiscal year ended March 29, 2008.  The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

Critical Accounting Policies

Our critical accounting policies are those that (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. There have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K.

Overview

We design, develop, manufacture, and market integrated circuits (ICs), including analog and mixed signal devices utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  We supply standard and custom high voltage interface products primarily for use in the imaging, medical electronics, telecommunications (telecom), LED driver IC, and industrial/other markets. We also supply custom integrated circuits for our customers using customer-owned designs and mask toolings with our process technologies.

Results of Operations

Net Sales

We operate in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including specialty metal-oxide-field-effect-transistors (MOSFETs) analog and mixed signal integrated circuits (ICs). We have a broad customer base, which in some cases manufacture end electronic products and equipment spanning multiple markets. As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation. Actual results may differ slightly from those reported here.

Net sales for the three months ended June 28, 2008 were $22,751,000, a 10% increase compared to $20,762,000 for the same period of the prior fiscal year. This year-over-year increase in net sales is primarily driven by an increase in our medical ultrasound product sales, particularly our high voltage pulser ICs; in our telecom products, primarily high voltage optical-to-optical MEMS drivers; in our imaging products, primarily in our new multi-segment Electroluminescent (EL) inverters ICs and in our LED driver ICs for general lighting, through increased demand for these products from our customers. Net sales increased 16% from $19,621,000 when compared to the quarter ended March 29, 2008, primarily due to an increase in medical ultrasound products, both our high voltage analog switches/multiplexers and our high voltage pulser ICs, and due to an increase in our multi-segment EL inverter ICs.

The table below shows our estimate of the breakdown of net sales to customers by end market for the three months ended June 28, 2008, June 30, 2007, and the three months ended March 29, 2008, as well as year-over-year and quarterly sequential percentage changes (dollars in thousands):

	Three Months Ended
Net Sales	June 28, 2008	March 29, 2008	June 30, 2007	Sequential Change	Year-Over-Year Change
Medical Electronics	$9,528	$6,591	$8,210	45%	16%
Imaging	6,307	6,060	6,209	4%	2%
Industrial/Other	2,898	3,359	3,925	-14%	-26%
Telecom	2,665	2,612	1,545	2%	72%
LED Driver IC	1,353	999	873	35%	55%
Net Sales	$22,751	$19,621	$20,762	16%	10%

	Three Months Ended
Net Sales	June 28, 2008	March 29, 2008	June 30, 2007
Medical Electronics	42%	34%	40%
Imaging	28%	31%	30%
Industrial/Other	13%	17%	19%
Telecom	11%	13%	7%
LED Driver IC	6%	5%	4%
Net Sales	100%	100%	100%

Our medical electronics product family accounted for the largest sales of all of our five focus markets for the three months ended June 28, 2008, June 30, 2007 and March 29, 2008. Sales to the medical electronics market for the three months ended June 28, 2008 were $9,528,000, which were 16% higher than the same period of the prior year, primarily from growth in shipments of our high voltage pulser ICs launched during the past two years, and to a lesser extent from shipments in our high voltage analog switches/multiplexers. Sales to the medical electronics market in our first fiscal quarter were higher by 45% compared to our fourth fiscal quarter of last year due to higher shipments of both our multi-channel analog switches and high voltage pulsers due to higher demand from our customers.

In recent years, the medical ultrasound system market has experienced significant growth in the transportable and hand-carried units. These high-performance, portable, low-cost systems are accelerating the proliferation of ultrasound imaging to medical disciplines other than the traditional clinical prenatal applications.  Geographically, our market is expanding as well, as China, Korea and India are now designing and producing medical ultrasound imaging machines.  We believe that sales of our high voltage analog switches and multiplexers, high voltage pulsers, high-speed MOSFET drivers, and high voltage MOSFETs to this market will continue to increase as the ultrasound market continues to expand globally.  We are heavily investing in product development for this market and we expect to introduce more new integrated pulser ICs as well as ultrasound receiver building blocks.  Custom high voltage pulsers and analog switches/multiplexers are projected to contribute to our revenue growth in the second quarter of fiscal 2009.

Sales in the imaging market for the three months ended June 28, 2008 were $6,307,000, an increase of 2%, when compared to the same period in the last fiscal year.  This increase in net sales is due to the production ramp-up of our multi-segment EL inverter ICs to two major customers for mobile phone applications, partially offset by a decline in shipments of our legacy EL inverter ICs due to reduced demand for these products from our major handset OEM, as that customer’s products matured and demand for them declined. Sales for the three months ended June 28, 2008, when compared to the prior fiscal quarter, were 4% higher, due to increased multi-segment EL inverter sales, partially offset by reduced sales of our legacy EL inverter ICs.

Sales in the industrial/other market for the three months ended June 28, 2008 of $2,898,000 decreased 26% when compared to the same period a year ago and decreased 14% sequentially. Reduced foundry sales accounted for most of the decrease in year-over-year sales and was a major factor in the sequential reduction, along with a slow-down in shipments of an industrial control product.

Sales to the telecom market increased 72% during the three months ended June 28, 2008 to $2,665,000 compared to the same period a year ago and increased 2% sequentially.  The increase in year-over-year sales is primarily due to higher shipments of high voltage optical MEMS driver ICs for optical to optical switching and driver ICs for a military radio application.  The sequential sales increase is also primarily due to increased demand for optical MEMS driver ICs.

Sales in LED driver ICs for lighting and backlighting were $1,353,000 for the three months ended June 28, 2008 compared to $873,000 for the same period last year and $999,000 for the prior quarter. The increases in year-over-year and sequential sales are primarily due to higher shipments of our high voltage driver ICs for a broad range of general lighting applications. We expect that sales of our LED driver ICs for general lighting applications will continue to grow in fiscal 2009 and beyond. We also expect that sales of LED backlight drivers will begin to grow in fiscal 2010 when LED prices are expected to drop to a level competitive with CCFL prices.

Our current growth strategy relies on the successful transition of our new products, and our ability to continuously and successfully introduce and market new products and technologies that meet our customers’ requirements.

Our principal markets are in Asia, the United States, and Europe.  Sales by geography as well as year-over-year and sequential percentage changes were as follows, where international sales include sales to the U.S. based customers if the products are delivered outside the U.S. (in thousands):

	Three Months Ended
Net Sales	June 28, 2008	March 29, 2008	June 30, 2007	Sequential Change	Year-Over-Year Change
China	$4,360	$3,611	$4,513	21%	-3%
Asia (excluding China, Korea & Japan)	3,498	2,103	2,650	66%	32%
Europe	3,195	3,124	2,569	2%	24%
Korea	2,301	1,178	1,072	95%	115%
Japan	1,523	1,332	2,211	14%	-31%
Other	174	181	163	-4%	7%
United States	7,700	8,092	7,584	-5%	2%
Net Sales	$22,751	$19,621	$20,762	16%	10%

International Sales	$15,051	$11,529	$13,178	31%	14%
Domestic Sales	7,700	8,092	7,584	-5%	2%
Net Sales	$22,751	$19,621	$20,762	16%	10%

Net sales to international customers for the three months ended June 28, 2008 were $15,051,000 or 66% of net sales as compared to $13,178,000, or 63% of net sales for the same period of the prior fiscal year and $11,529,000 or 59% for the three months ended March 28, 2008. Sales to international customers for the three months ended June 28, 2008 increased 14% compared to the same period last year and increased 31% sequentially. The increases in international sales year-over-year and sequentially are primarily due to higher shipments of (1) high voltage pulsers and analog switches for medical ultrasound markets, (2) new multi-segment EL backlighting inverter ICs for handsets and (3) our LED driver ICs for architectural and infrastructure lighting to OEMs and to customers whose contract manufacturing vendors are located primarily in China.

Net sales to domestic customers for the three months ended June 28, 2008 increased 2% compared to the same period last year and decreased 5% sequentially.

Our assets are primarily located in the United States.

Cost of Sales and Gross Profit

Gross profit represents net sales less cost of sales.  Cost of sales includes the cost of raw silicon wafers; the costs associated with assembly, packaging, test, quality assurance and product yields; the cost of personnel, facilities and depreciation on equipment for manufacturing and its support; and charges for excess or obsolete inventory.

Gross profit for the quarter ended June 28, 2008 was $12,751,000, compared to $12,686,000 for the same period of fiscal 2008, and $10,054,000 for the prior quarter. The year-over-year increase in gross profit was primarily attributable to increased sales, partially offset by a reduction in capacity utilization in the fab and backend manufacturing operations, as inventories decreased in the first fiscal quarter of this year while in the same period of last fiscal year inventories increased. The $2,697,000 sequential increase in gross profit resulted primarily from higher sales, the resolution of the incoming material quality issues, and reduced charges for inventory excess and obsolescence, partially offset by a reduction in inventory absorption.

Gross margin, which is gross profit as a percent of net sales, was 56% for the three months ended June 28, 2008 compared to 61% for the same period of the prior fiscal year and 51% for the fourth fiscal quarter of fiscal 2008.  The decrease in gross margin for the three months ended June 28, 2008 compared to the same period in fiscal 2008 is primarily attributable to reduced absorption of factory costs, as work-in-process inventory reduced slightly in the first quarter of fiscal 2009 while it increased $1.9 million in the first quarter of fiscal 2008. The sequential improvement in gross margin is primarily due to higher sales, improved incoming material quality, and reduced charges for inventory excess and obsolescence, partially offset by a reduction in inventory absorption.

	Three Months Ended
(Dollars in thousands)	June 28, 2008	March 29, 2008	June 30, 2007
Gross Margin Percentage	56%	51%	61%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Sale of Previously Written Down Inventory	$326	$444	$398
Percentage of Net Sales	1%	2%	2%

We wrote down inventory totaling $530,000 and $381,000 for the three months ended June 28, 2008 and June 30, 2007, respectively. We recorded revenue from sales of previously written-down inventory of $326,000 and $398,000 for the three months ended June 28, 2008 and June 30, 2007, respectively.

Research and Development (R&D) Expenses

	Three Months Ended
(Dollars in thousands)	June 28, 2008	March 29, 2008	June 30, 2007	Sequential Change	Year-Over-Year Change
R&D Expenses	$4,037	$3,972	$3,765	2%	7%
Percentage of Net Sales	18%	20%	18%

R&D expenses include payroll and benefits, processing costs, and depreciation.   We also expense prototype wafers and mask sets related to new product development as R&D expenses unless such new products are released to production.

Expenditures for R&D were $4,037,000 for the three months ended June 28, 2008, compared to $3,765,000 for the same period last year.  The net increase of $272,000 for the first fiscal quarter compared to the prior year resulted primarily from an increase in payroll and benefits of $541,000, partially offset by a reduction in usage of fab equipment and reduced supplies usage for proto-type wafers.

Compared to the prior quarter, R&D expenses were $65,000 higher due to increased payroll and benefits.

Some aspects of our R&D efforts require significant short-term expenditures.  As such, timing of such expenditures may cause fluctuations in our R&D expenses. We have increased R&D activities in order to increase the number of new products we introduce and to meet current and future technological requirements of our customers and markets. R&D expenses as a percentage of net sales may fluctuate from quarter to quarter as the top line fluctuates.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended
(Dollars in thousands)	June 28, 2008	March 29, 2008	June 30, 2007	Sequential Change	Year-Over-Year Change
SG&A Expenses	$3,796	$3,810	$3,646	0%	4%
Percentage of Net Sales	17%	19%	18%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing and tax.

SG&A expenses for the three months ended June 28, 2008 were $3,796,000 or an increase of $150,000 when compared to $3,646,000 for the comparable period last year.  This increase is primarily due to higher consulting and legal expenses of $316,000, partially offset by reductions in benefits and sales incentives.

SG&A expenses for the first fiscal quarter of 2009 compared to the prior quarter were essentially flat, as higher commissions were offset by payroll, benefits and outside services.

Interest Income and Other Income, Net

	Three Months Ended
(Dollars in thousands)	June 28, 2008	March 29, 2008	June 30, 2007	Sequential Change	Year-Over-Year Change
Interest Income and Other Income, Net	$975	$1,562	$1,507	-38%	-35%
Percentage of Net Sales	4%	8%	7%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments, was $1,041,000 for the three months ended June 28, 2008 compared to $1,380,000 for the same period last fiscal year. This decrease in interest income is primarily a result of lower investment yields and lower cash investment balances due to our stock repurchases through fiscal 2008. We expect our interest income during the second quarter to continue to decline due to the lower interest rates being paid on all our investments due to prevailing lower market interest rates.

Other income and expense, net, for the three months ended June 28, 2008 was an expense of $66,000 compared to income of $127,000 for the same period in the prior fiscal year. This difference of $193,000 is due to a decline in the fair value of investments held by our Supplemental Retirement Plan.

Provision for Income Taxes

The income tax provision for the interim period represents federal, state and foreign taxes and reflects our computed estimated annual effective tax rate.  It differs from the taxes computed at the federal and state statutory rates primarily due to the effect of foreign rate differential, non-deductible stock-based compensation expense, tax exempt interest income, FIN 48 tax contingencies and the domestic production activities deduction. The provision for income taxes for the three months ended June 28, 2008 was $1,453,000 on income before tax of $5,893,000 at the effective tax rate of 25%, compared to $2,309,000 on income before tax of $6,782,000 at the effective tax rate of 34% for the same period in the prior fiscal year. The decrease in estimated effective tax rate for the three months ended June 28, 2008 is primarily due to shifts of income among jurisdictions with different tax rates. In addition, during the first quarter of fiscal 2009, we recognized a favorable resolution of a prior year uncertainty of approximately $295,000, including interest.

We maintain liabilities for uncertain tax positions within our income taxes payable account. The determination of the liability amount involves considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

Financial Condition

Overview

We ended the first quarter of fiscal 2009 with $130,186,000 in cash, cash equivalents, short-term and long-term investments.  This represents an increase of $8,926,000 when compared with the amount of $121,260,000 on March 29, 2008.  As of June 28, 2008, working capital was $64,529,000, an increase of $18,035,000 from $46,494,000 as of March 29, 2008.  Working capital is defined as current assets less current liabilities.  The increase in working capital was mostly the result of cash generated from operations and a reclassification from long-term to short term investments of an auction rate security that was partially redeemed on July 10, 2008.

Liquidity and Capital Resources

 In summary, our cash flows were as follows:

	Three Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007
Net cash provided by operating activities	$8,009	$6,475
Net cash used in investing activities	(794)	(5,335)
Net cash provided by (used in) financing activities	1,108	(2,423)
Net increase (decrease) in cash and cash equivalents	$8,323	$(1,283)

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the three months ended June 28, 2008, net cash provided by operating activities was $8,009,000. This increase in cash resulted primarily from net income adjusted for non-cash items of $6,940,000, as well as a decrease in prepaid expenses and other assets of $1,670,000. This increase in cash from operating activities was partially offset by an increase in trade accounts receivable of $773,000 due to higher sales during the last two months of the first fiscal quarter compared to the prior quarter.

For the three months ended June 30, 2007, net cash provided by operating activities was $6,475,000. This increase in cash was primarily attributable to net income adjusted for non-cash items of $5,455,000 and an increase in income taxes payable of $3,185,000, partially offset by an increase in inventories of $2,203,000.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales of short-term investments. Cash used in investing activities for the three months ended June 28, 2008 was $794,000. This use of cash included $570,000 for capital expenditures, such as adding production testing capacity and for wafer fab equipment upgrades, and $224,000 for purchase of trading securities under our Supplemental Employee Retirement Plan during the first fiscal quarter of 2009.

We expect to spend approximately $4,000,000 for capital acquisitions in fiscal 2009.  We believe that we have substantial production capacity in place to handle any projected increase in business in fiscal 2009.  Most of our property, plant and equipment, net, of $9,710,000 is located in the United States. We also believe that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Cash used in investing activities for the three months ended June 30, 2007 was $5,335,000, primarily due to the timing of purchases and sales of short-term investments and capital expenditures of $1,745,000.

Our investment portfolio is primarily comprised of auction rate securities (ARS) and money market funds. As of June 28, 2008, the ARS we held had a par value of $100,600,000 and had contractual maturities generally between 15 and 30 years. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates are reset every seven to thirty-five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.

Since the fourth quarter of fiscal 2008, the auction rate securities market has experienced failures. In general, for each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, unless the interest earned reaches the maximum amount stipulated by the prospectus. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 15 to 30 years.  Although no assurance can be given, we expect that we will receive the full principal associated with these auction-rate securities through one of the means described above. Subsequent to June 28, 2008, we received a payment of $11,200,000 in July 2008, representing approximately 86% of our holding of one security, which was redeemed at par value. We continue to believe that the credit quality of the auction rate securities we hold is high as they are backed by student loans and are primarily guaranteed by the United States Department of Education, and continue to be rated by the major independent rating agencies as either AAA or Aaa.

While the recent auction failures will limit our ability to liquidate these investments for some period of time, and we have as a result reclassified our ARS investments as long-term, we do not believe the auction failures will materially affect our ability to fund our working capital needs, capital expenditures, or other business requirements. As of June 28, 2008, we had approximately $64,529,000 of working capital, including approximately $44,404,000 of cash, cash equivalents, and shot-term investments, and we have generated cash from our operations for the past several years.

At June 28, 2008, all of our investments in ARS were reported at fair value. Due to the lack of availability of observable market quotes on our investment portfolio of ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the auction rate securities market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security.

Using this discounted cash flow model, we determined that there was a temporary impairment in fair value of our ARS of $3,618,000 at June 28, 2008. This unrealized loss reflects the decline in the estimated fair value of these securities in accordance with SFAS 115. We concluded that the impairment losses were temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	recently, some ARS were redeemed at par value;

•	these investments are of high credit quality and a significant portion of the investments are collateralized and are guaranteed by the US Department of Education;

•	there have been no defaults on the ARS we held as of June 28, 2008;

•	their AAA or Aaa credit ratings have not been reduced at June 28, 2008; and

•	we have the intent and ability to hold these investments until the anticipated recovery in market value occurs.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 1991 and 2001 Plans and sale of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities as required by SFAS 123R, and of repurchases of stock on the open market. Net cash provided by financing activities for the three months ended June 28, 2008 was $1,108,000 primarily due to the proceeds from the exercise of stock options and stock purchases under the ESPP of $1,059,000 and excess tax benefit of $49,000 related to stock based compensation.

Net cash used by financing activities for the three months ended June 30, 2007 was $2,423,000, which resulted primarily from the repurchase of 104,700 shares of our common stock for $3,245,000. This was partially offset by proceeds from the exercise of stock options and stock purchases under the ESPP totaling $709,000 and excess tax benefit of $113,000 related to stock based compensation.

Off-Balance Sheet Arrangements

We do not have nor have we ever had any off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our financial condition, sales, expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

The following table summarizes our significant contractual cash obligations at June 28, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years
Operating lease obligations (1)	$3,146	$1,146	$1,111	$876	$13
Purchase obligations (2)	7,829	7,701	46	82	-
Total contractual cash obligations	$10,975	$8,847	$1,157	$958	$13

(1) We lease facilities under non-cancelable lease agreements expiring at various times through September 2011.  Rental expense net of sublease income for the three months ended June 28, 2008 amounted to $250,000.

(2) To obtain favorable pricing and resource commitment, we commit to volume purchases from suppliers of manufacturing materials and services.

Effective April 1, 2007, we adopted the provisions of FIN 48 (see Note 7).  As of June 28, 2008, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables was $2,636,000. As of June 28, 2008, we have accrued $251,000 of interest and $436,000 of penalties associated with our uncertain tax positions. We did not include these obligations in the table above, as we cannot conclude on the timing of cash payments that will be made associated with our uncertain tax positions.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)).  The revised standard continues the movement toward the greater use of fair values in financial reporting. SFAS 141(R) will significantly change how business acquisitions are accounted for and will affect financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (March 29, 2009 for us).  SFAS 141(R) will be applied prospectively, meaning in our case it will apply to acquisitions occurring on or after March 29, 2009. We are currently assessing the potential effect that the adoption of SFAS 141(R) will have on our Consolidated Financial Statements, but do not expect it to have a material effect.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS 160 is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (March 29, 2009 for us).  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We are currently assessing the potential effect that the adoption of SFAS 160 will have on our Consolidated Financial Statements, but do not expect it to have a material effect.

In the first quarter of fiscal 2009, we adopted Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (SFAS 157) for all financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS 157 did not have a significant effect on our Consolidated Financial Statements, and the resulting fair value calculated under SFAS 157 after adoption did not significantly differ from the fair values that would have been calculated under previous guidance. See Note 2 to the Consolidated Financial Statements for further discussion.

In February 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP (March 29, 2009 for us). We are currently assessing the potential effect that the adoption of FSP FAS 157-2 will have on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 also requires cash flows from purchases, sales, and maturities of trading securities to be classified based on the nature and purpose for which the securities were acquired. SFAS 159 became effective for Supertex in first quarter of fiscal 2009.We did not elect the fair value option for any of our financial assets or liabilities. We assessed the nature and the purpose of our investment in trading securities and reclassified purchases of trading securities from operating cash flow to investing cash flow based upon paragraph 16 of SFAS 159. The cash flows of $224,000 from trading securities were classified as investing activities for the three months ended June 28, 2008.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of its investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio is primarily comprised of auction rate securities (ARS) and money market funds.  Investments and cash and cash equivalents generated interest income of $1,041,000 in first quarter of fiscal year 2009.  A significant change in interest rates, as has recently occurred, would affect the amount of interest income generated from our excess cash and investments. As of June 28, 2008, we had no long-term debt outstanding.

ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we have recently encountered with regard to our ARS, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We believe declines in ARS fair values due to the lack of liquidity to be temporary. Due to this temporary impairment in value of our ARS, we recorded a unrealized loss of $4,069,000 temporary impairment in fair value at March 29, 2008.  We reversed $451,000 of this unrealized loss in the first quarter of fiscal 2009 because $11,200,000 of our ARS were redeemed in July 2008, at par value.  This redemption represents approximately 86% of our holding of one security.

Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the event we need to access the funds associated with failed auctions, they are not expected to be available until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying security has matured.

As of June 28, 2008, the ARS we held had a total par value of $100,600,000 and had contractual maturities generally between 15 and 30 years. These securities are in the form of auction rate bonds backed by a pool of student loans whose interest rates are reset every seven to thirty-five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The ARS we hold are backed by student loans and are primarily guaranteed by the United States Department of Education. In addition, all ARS we hold are rated by the major independent rating agencies as either AAA or Aaa.  As a result, we believe the credit risk is very low.

If the issuer of the ARS is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of its obligations, we may be required to adjust the carrying value of these ARS and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition. However, we expect that we will receive the principal associated with these ARS through one of the means described above.

Foreign Currency Exchange Risks

We do not hedge any potential risk from any foreign currency exposure. With our operations in Hong Kong, we face exposure to an adverse change in the exchange rate of the Hong Kong dollar.  We believe that our exposure is relatively small, thus we do not employ hedging techniques designed to mitigate this foreign currency exposure.  Likewise, we could experience unanticipated currency gains or losses.  As the level of activity at this operation changes over time, actual currency gains or losses could have an adverse effect to our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 28, 2008, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect such control.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we are subject to possible claims or assessments from third parties arising in the normal course of business.  We have reviewed such possible claims and assessments with legal counsel and believe that it is unlikely that they will result in a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of our Form 10-K for the fiscal year ended March 29, 2008, filed on June 12, 2008, which risk factors are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

4. Item 3.  Defaults Upon Senior Securities

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

SUPERTEX, INC.
(Registrant)

Dated: August 6, 2008	/s/	PHILLIP A. KAGEL
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
Dated: August 6, 2008	/s/	HENRY C. PAO
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

Dated: August 6, 2008	/s/	PHILLIP A. KAGEL
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

(i)
the quarterly report of the Company on Form 10-Q for the period ended June 28, 2008, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Dated: August 6, 2008	/s/	HENRY C. PAO
Henry C. Pao, Ph.D.
Chief Executive Officer

Exhibit 32.2

Statement of Chief Financial Officer under 18 U.S.C. § 1350

I, Phillip A. Kagel, the chief financial officer of Supertex, Inc., a California corporation (the “Company”), certify pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, that to my knowledge:

(i)
the quarterly report of the Company on Form 10-Q for the period ended June 28, 2008, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Dated: August 6, 2008	/s/	PHILLIP A. KAGEL
Phillip A. Kagel
Chief Financial Officer

The material contained in this Exhibits 32.1 and 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.