Form 10-Q
period 2008-09-27
SUPERTEX INC
filed 2008-11-06
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2008

or

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
Large accelerated filer [   ] Accelerated filer [ X ] Non-accelerated filer [  ] Smaller Reporting Company[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2008
Common Stock, no par value	12,849,315
Exhibit index is on Page 35
Total number of pages: 36

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$23,453	$22,029	$46,204	$42,791
Cost of sales(1)	10,164	9,020	20,164	17,096
Gross profit	13,289	13,009	26,040	25,695
Research and development(1)	3,802	3,858	7,839	7,623
Selling, general and administrative(1)	3,900	4,192	7,696	7,838
Total operating expenses	7,702	8,050	15,535	15,461
Income from operations	5,587	4,959	10,505	10,234
Interest income	841	1,441	1,882	2,821
Other income (expense), net	(127)	146	(193)	273
Income before provision for income taxes	6,301	6,546	12,194	13,328
Provision for income taxes	1,752	2,045	3,205	4,354
Net income	$4,549	$4,501	$8,989	$8,974
Net income per share:
Basic	$0.35	$0.33	$0.70	$0.65
Diluted	$0.35	$0.32	$0.70	$0.64

Shares used in per share computation:
Basic	12,841	13,755	12,810	13,767
Diluted	12,966	13,987	12,928	13,999

(1) Includes amortization of employee stock-based compensation as follows. See Note 6 for more information:
Cost of sales	$141	$132	$245	$274
Research and development	$324	$189	$619	$465
Selling, general and administrative	$211	$183	$480	$421

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 27, 2008	March 29, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$43,856	$17,902
Short-term investments	6,981	6,827
Trade accounts receivable, net	13,625	13,197
Inventories, net	16,428	17,036
Prepaid expenses and other current assets	1,770	3,647
Deferred income taxes	9,401	9,401
Total current assets	92,061	68,010
Long-term investment, net	84,000	96,531
Property, plant and equipment, net	9,834	9,916
Other assets	376	373
Deferred income taxes	2,462	2,521
TOTAL ASSETS	$188,733	$177,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$3,904	$3,280
Accrued salaries and employee benefits	11,969	12,146
Other accrued liabilities	1,538	1,741
Deferred revenue	4,544	4,349
Income taxes payable	91	-
Total current liabilities	22,046	21,516
Income taxes payable, noncurrent	4,407	3,960
TOTAL LIABILITIES	26,453	25,476

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, no par value -- 10,000 shares authorized, none outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 12,846 shares and 12,749 shares	57,715	54,968
Accumulated other comprehensive loss	(5,400)	(4,069)
Retained earnings	109,965	100,976
TOTAL SHAREHOLDERS’ EQUITY	162,280	151,875
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$188,733	$177,351

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	September 27, 2008	September 29, 2007
Net income	$8,989	$8,974
Non-cash adjustments to net income:
Depreciation	1,607	1,388
Provision for doubtful accounts and sales returns	375	524
Provision for excess and obsolete inventories	846	850
Stock-based compensation expense	1,344	1,160
Tax benefit related to stock-based compensation plans	185	363
Excess tax benefit related to stock-based compensation plans	(56)	(181)
Unrealized (gain) loss on short-term investment, categorized as trading	204	(113)
Gain on disposal of property, plant and equipment	-	(200)
Deferred income taxes	59	(923)
Changes in operating assets and liabilities:
Trade accounts receivable	(803)	(1,953)
Inventories	(238)	(3,457)
Prepaid expenses and other assets	1,874	(1,220)
Trade accounts payable and accrued expenses	(35)	1,073
Deferred revenue	195	314
Income taxes payable	538	1,690
Net cash provided by operating activities	15,084	8,289
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,246)	(2,934)
Proceeds from disposal of property and equipment	-	200
Purchases of short-term investments	(362)	(67,438)
Sales of short-term investments	11,204	63,504
Net cash provided by (used in) investing activities	9,596	(6,668)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	1,218	1,425
Repurchase of common stock	-	(3,249)
Excess tax benefit related to stock-based compensation plans	56	181
Net cash provided by (used in) financing activities	1,274	(1,643)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,954	(22)
CASH AND CASH EQUIVALENTS:
Beginning of period	17,902	22,652
End of period	$43,856	$22,630

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$1,428	$4,185

Supplemental disclosures of non-cash activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$279	$61

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to state fairly the statements of financial position as of September 27, 2008 and March 29, 2008, results of operations for the three and six months ended September 27, 2008 and September 29, 2007, and cash flows for the six months ended September 27, 2008 and September 29, 2007.  The March 29, 2008 balance sheet was derived from the audited financial statements included in the 2008 Annual Report on Form 10-K.  All significant intercompany transactions and balances have been eliminated.

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

Interim results are not necessarily indicative of results for the full fiscal year.  The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and six months ended September 27, 2008 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2009 will be a 52-week year.  The three months ended September 27, 2008, June 28, 2008, and September 29, 2007, all consist of thirteen weeks.

Reclassification

For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect the Company’s net income or shareholders’ equity. Specifically, due to the adoption of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) in the first quarter of fiscal year 2009, purchases and sales of trading securities were reclassified from operating cash flows to investing cash flows.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (FASB) issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP157-3), to clarify the application of the provision of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s September 27, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect its results of operations or financial condition, as of and for the period ended September 27, 2008.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). The new standard is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (March 29, 2009 for the Company).  The Company is currently assessing the potential impact that the adoption of SFAS 161 will have on its Consolidated Financial Statements, but does not expect it to have a material effect.

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

In February 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS 157 to fiscal years beginning on or after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP (March 29, 2009 for the Company). The Company is currently assessing the potential effect that the adoption of FSP FAS 157-2 will have on its Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 also requires cash flows from purchases, sales, and maturities of trading securities to be classified based on the nature and purpose for which the securities were acquired. SFAS 159 became effective for the Company in first quarter of fiscal 2009.The Company did not elect the fair value option for any of its financial assets or liabilities. The Company assessed the nature and the purpose of its investment in trading securities and reclassified purchases of trading securities from operating cash flows to investing cash flows based upon paragraph 16 of SFAS 159. The cash flows of $362,000 from trading securities were classified as investing activities for the six months ended September 27, 2008.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

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

SFAS 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses input that is significant to the fair value calculation, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.  The Company’s financial assets and liabilities measured at fair value on a recurring basis include cash equivalents and investment securities, both short-term and long-term.

Included in the Company’s long-term investments are auction rate securities (ARS), which are collateralized by student loans. Due to the lack of availability of observable market quotes for the Company’s investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including but not limited to liquidity discount from 125 to 150 basis points per year for the current ARS market, and the timing of recovery of the ARS market from two to four years. The estimated fair value of the Company’s ARS ranges from $76,500,000 to $84,000,000. We believe this estimated range of fair values of our ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behaviors, and public policy implications associated with the student loan based ARS market. We have concluded that the fair value of our ARS was $84,000,000 at September 27, 2008 with a temporary impairment in fair value of $5,400,000.

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

The following table summarizes assets measured at fair value on a recurring basis at September 27, 2008, excluding accrued interest (in thousands):

	Fair value measurements
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$-	$32,239	$-	$32,239
Equity mutual funds	6,981	-	-	6,981
Long-term investments in ARS	-	-	84,000	84,000
Total assets at fair value	$6,981	$32,239	$84,000	$123,220

The following table summarizes the change in fair value of the Company’s level 3 assets (in thousands):

Fair value measurements of assets using level 3 inputs	Short-term and long-term investments in ARS
Balance as of March 29, 2008	$96,531
Unrealized gains recorded in "Accumulated other comprehensive loss"	451
Balance as of June 28, 2008	96,982
Redemption of investments in ARS	(11,200)
Unrealized loss recorded in "Accumulated other comprehensive loss"	(1,782)
Balance as of September 27, 2008	$84,000

As of September 27, 2008, the Company has received $11,200,000 relating to ARS redeemed at par value in July 2008. See Note 3 for discussion of the Company’s ARS.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 3 – Cash and Cash Equivalents and investments

The Company’s cash equivalents consist primarily of investments in money market funds.

The Company’s portfolio of long-term available-for-sale investments by contractual maturities is as follows (in thousands):

	September 27, 2008			March 29, 2008
	Amortized	Net Unrealized	Carrying	Amortized	Net Unrealized	Carrying
	Cost	Loss	Value	Cost	Loss	Value
Long-term investments:
Available-for-sale ARS	$89,400	$(5,400)	$84,000	$100,600	$(4,069)	$96,531

The Company’s long-term investments in ARS by contractual maturity are as follows (in thousands):

	September 27, 2008	March 29, 2008
Long-term investments:
Available-for-sale securities at amortized cost:
Due after ten years	$89,400	$100,600
Net unrealized loss	(5,400)	(4,069)
Total long-term investments, net	$84,000	$96,531

The Company’s available-for-sale portfolio as of September 27, 2008 is composed entirely of ARS, which are investments with contractual maturities generally between 15 and 30 years. They are in the form of auction rate bonds whose interest rates have historically been reset every seven to thirty-five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. These ARS held by the Company are backed by pools of student loans and are primarily guaranteed by the United States Department of Education. In addition, all the ARS held by the Company are rated by the major independent rating agencies as either AAA or Aaa.

The Company’s ARS investments are reported at fair value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of September 27, 2008, ARS held by the Company experienced failed auctions due to sales orders exceeding purchase orders. The Company’s auction rate securities are considered illiquid until there is a successful auction or redemption by the issuer. As of September 27, 2008, the ARS fair value of $84,000,000 was presented as long-term investments.

The Company has concluded that the decline in fair value of the ARS investments is considered to be temporary as of September 27, 2008 in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	recently, some ARS were redeemed at par value;

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the US Department of Education;

•	there have been no defaults on the ARS held by the Company as of September 27, 2008;

•	their AAA or Aaa credit ratings have not been reduced as of September 27, 2008;

•	the Company has the intent and ability to hold these investments until the anticipated recovery in market liquidity occurs; and

•	the Company received a payment of $11,200,000 in July 2008, representing approximately 86% of the Company’s holding of one ARS, which was redeemed at par value.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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

Note 4 – Inventories

The Company’s inventories consist of high technology semiconductor devices and integrated circuits that are specialized in nature, subject to rapid technological obsolescence, and sold in a highly competitive industry.  Inventory balances at the end of each period are adjusted to approximate the lower of cost or market value.

Inventories consist of (in thousands):

	September 27, 2008	March 29, 2008
Raw materials	$748	$1,075
Work-in-process	11,530	11,463
Finished goods	2,265	2,462
Finished goods at distributors and on consignment	1,885	2,036
Net inventories	$16,428	$17,036

The Company wrote down inventory totaling $316,000 and $846,000 for the three and six months ended September 27, 2008, respectively. For the comparable periods in fiscal 2008, the Company wrote down inventory totaling $469,000 and $850,000, respectively.  The Company recorded sales of previously written-down inventory of $356,000 and $682,000 for the three and six months ended September 27, 2008, respectively. Such sales were $380,000 and $778,000 for the three and six months ended September 29, 2007, respectively.

Due to the uncertainty associated with possible returns and pricing concessions, the Company defers the recognition of revenue on shipments to all distributors, domestic and foreign, and the related costs of sales until the distributors have sold the products to their end-user customers. Sales through the distributors are made primarily under arrangements allowing limited rights of return, limited price protection, and the right of stock rotation on merchandise unsold by distributors.  For inventory at OEM hubs, which the Company owns and is included in its inventory at cost, revenue is not recognized until the Company receives a notice that the customer has drawn the products from the hubs.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 5 - Comprehensive Income

Components of the Company’s comprehensive income for the three and six months ended September 27, 2008 and September 29, 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income	$4,549	$4,501	$8,989	$8,974
Unrealized loss on available-for-sale investments	(1,782)	-	(1,331)	-
Comprehensive income	$2,767	$4,501	$7,658	$8,974

Note 6 - Stock-Based Compensation

Effective April 2, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment. SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period of the employee.

The employee stock-based compensation expense for the three and six months ended September 27, 2008 was $676,000 and $1,344,000, respectively. For the comparable periods in fiscal 2008, the employee stock-based compensation expense was $504,000 and $1,160,000, respectively.

During the three and six months ended September 27, 2008, the Company granted options with an estimated total grant date fair value of $1,196,000 and $2,784,000, respectively. For the same periods last fiscal year, the Company granted options with an estimated grant date fair value of $2,378,000 and $2,546,000. As of September 27, 2008, the unrecorded stock-based compensation cost balance related to stock options was $8,132,000 (net of estimated forfeitures) and will be recognized over an estimated weighted average amortization period of approximately four and a half years.

Under the Company’s 2001 Stock Option Plan (“Option Plan”), a total of 2,000,000 shares of Common Stock are authorized for issuance. Under the Option Plan options have been typically granted once a quarter (on the first business day of the third month of each quarter), and valued at the fair value of the Company’s common stock on the date of grant.  Options generally expire seven to ten years from grant date or thirty days after termination of service, whichever occurs first.  Options are generally exercisable beginning one year from date of grant and generally vest ratably over a five-year period.  On August 24, 2006, the Company’s board of directors approved a change in grant policy of the Plan to grant only non-statutory stock options to better align the Company’s compensation plan to employee incentives and to company objectives. On August 17, 2007, the Company’s board of directors approved that all future stock option grants would have a ten-year life, which is within the guidelines of the Option Plan.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The following table summarizes the activities under the Option Plan for the six months ended September 27, 2008:

		Options Outstanding
	Available For	Number of	Weighted Average
	Grant	Shares	Exercise Price
Balance, March 29, 2008	642,579	1,100,365	$28.09
Granted	(222,600)	222,600	26.97
Exercised	--	(92,720)	12.24
Canceled	27,000	(27,000)	28.61
Balance, September 27, 2008	446,979	1,203,245	$29.09

The weighted average fair value of options, as determined under SFAS 123R, granted under the Option Plan during the three and six months ended September 27, 2008 were $14.19 and $12.51 per share, compared to $18.63 and $18.30 per share, respectively, during the same periods last fiscal year.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the three and six months ended September 27, 2008 were $127,000 and $1,237,000, compared to $549,000 and $1,345,000, respectively, for the same periods last fiscal year.  During the three and six months ended September 27, 2008, the amounts of cash received from employees as a result of employee stock option exercises were $159,000 and $1,135,000, respectively. For the same periods last fiscal year, such amounts were $716,000 and $1,341,000.

The options outstanding and exercisable at September 27, 2008, under the Option Plan are in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$11.30	-	$20.00	292,635	2.49	$16.87	198,115	$16.66
20.01	-	30.00	311,000	8.65	26.02	29,500	26.44
30.01	-	40.00	415,160	6.91	34.31	87,605	34.30
40.01	-	46.92	184,450	5.13	41.90	48,910	41.61
$11.30	-	$46.92	1,203,245	6.01	$29.09	364,130	$25.05

The total intrinsic value of options outstanding and options exercisable as of September 27, 2008 was $5,914,000 and $3,062,000, respectively.

2000 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. There were no ESPP purchases for the three months ended September 27, 2008 and September 29, 2007. During the six months ended September 27, 2008 and September 29, 2007, the amounts of cash received from employees as a result of ESPP purchase were $83,000 and $84,000, respectively.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 7 – Income Taxes

The provision for income taxes for the three and six months ended September 27, 2008 was $1,752,000 at an effective tax rate of 28% and $3,205,000 at an effective tax rate of 26%, compared to $2,045,000 at an effective tax rate of 31% and $4,354,000 at an effective tax rate of 33% for the same periods in the prior fiscal year, respectively. The decrease in the estimated effective tax rate for the three months ended September 27, 2008 is primarily due to shifts of income among jurisdictions with different tax rates as compared to same period in the prior fiscal year. The decrease in the estimated effective tax rate for the six months ended September 27, 2008, as compared to same period in the prior fiscal year, was primarily due to shifts of income among jurisdictions with different tax rates and a favorable resolution of a prior year tax uncertainty of approximately $295,000, including interest, recognized by the Company in the first quarter of fiscal 2009.

The income tax provision for such interim periods reflects the Company’s computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effect of foreign rate differentials, non-deductible stock-based compensation expense, tax exempt interest income, and research and development tax credits, FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) tax contingencies, and the domestic production activities deduction.

During the six months ended September 27, 2008, the liability for uncertain income tax positions less accrued interest and penalties decreased from $3,941,000 to $3,681,000. This decrease was primarily due to a settlement of an IRS examination of the Company’s fiscal 2004 income tax return, partially offset by current period recurring FIN 48 tax accruals. Of the total $3,681,000 of unrecognized tax benefits, $2,767,000 represents the amount that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company can not conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. On September 27, 2008, the Company had approximately $282,000 accrued for estimated interest and $444,000 for estimated penalties related to uncertain tax positions. For the six months ended September 27, 2008, the Company recorded estimated interest of $63,000 and estimated penalties of $17,000.

Included in the balance of income tax benefits, accrued interest and accrued penalties on September 27, 2008 were approximately $400,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The "Emergency Economic Stabilization Act of 2008," which contains the "Tax Extenders and Alternative Minimum Tax Relief Act of 2008", was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in third fiscal quarter, which is the quarter in which the law was enacted. The Company is currently in the process of analyzing the impact of the new law.

The California 2008-2009 Budget Bill (AB 1452), enacted on September 30, 2008, resulted in two temporary changes to the Company's projected 2008 California income tax.  First, the bill suspends the use of Net Operating Loss (NOL) carryovers for two years, fiscal years 2008 and 2009.  Second, the bill limits the use of R&D credit carryovers to no more than 50% of the tax liability before credits.  The Company does not expect this change in the California law will result in a significant impact on its provision for income taxes for fiscal year 2009.

The Company and its subsidiaries are subject to taxation in various jurisdictions, including federal, state and foreign.  The Company’s federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2003.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

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

	Three Months Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
BASIC:
Net income	$4,549	$4,501	$8,989	$8,974
Weighted average shares outstanding for the period	12,841	13,755	12,810	13,767
Net income per share	$0.35	$0.33	$0.70	$0.65

DILUTED:
Net income	$4,549	$4,501	$8,989	$8,974
Weighted average shares outstanding for the period	12,841	13,755	12,810	13,767
Effect of dilutive securities: stock options and ESPP	125	232	118	232
Total	12,966	13,987	12,928	13,999
Net income per share	$0.35	$0.32	$0.70	$0.64

Options to purchase 792,108 shares of the Company’s common stock at an average price of $34.17 per share, and 780,138 shares at an average price of $34.06 per share for the three and six months ended September 27, 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the three and six months ended September 29, 2007, options to purchase 490,510 shares of the Company’s common stock at an average price of $38.51 per share, and 517,412 shares at an average price of $38.25 per share, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Legal Proceedings

From time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business.  Management has reviewed such possible claims and assessments with the Company’s legal counsel and believes that it is unlikely that they will result in any material adverse effect on the Company’s financial condition, results of operations or cash flow.  The Company is not currently involved in any legal proceeding that it believes will materially and adversely affect its business or financial condition.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The reductions to revenue for estimated product returns for the three and six months ended September 27, 2008 and September 29, 2007 are as follows (in thousands):

Description	Balance at Beginning of Period	Provision(1)	Deductions and Other(2)	Balance at End of Period
Three months ended September 27, 2008
Allowance for sales returns	$366	$104	$(67)	$403

Three months ended September 29, 2007
Allowance for sales returns	$165	$137	$(158)	$144

Six months ended September 27, 2008
Allowance for sales returns	$483	$368	$(448)	$403

Six months ended September 29, 2007
Allowance for sales returns	$199	$512	$(567)	$144
__________
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

Operating Lease Obligations

The Company’s future minimum lease payments and sublease income under non-cancelable operating leases at September 27, 2008 are as follows (in thousands):

Payment Due by Year	Operating Lease	Estimated Sublease Income
Less than 1 year	$1,170	$22
2 years	1,065	-
3 years	617	-
	$2,852	$22

The Company leases facilities under non-cancelable lease agreements expiring at various times through September 2011.  Rental expense net of sublease income for the three and six months ended September 27, 2008 amounted to $302,000 and $552,000, respectively. For the same periods of last fiscal year, such expenses were $243,000 and $460,000, respectively.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 10 – Common Stock Repurchase

There were no shares repurchased during the three and six months ended September 27, 2008. Share repurchase activities for the three and six months ended September 29, 2007 are as follows:

	Three Months Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Number of shares repurchased	-	100	-	104,800
Cost of shares repurchased	-	$4,000	-	$3,249,000
Average price per share	-	$34.97	-	$31.00

Since the inception of the repurchase program in 1992 through September 27, 2008, the Company has repurchased a total of 2,344,000 shares of the common stock for an aggregate cost of $36,551,000.  Upon their repurchase, shares are restored to the status of authorized but unissued shares.  As of September 27, 2008, a total of 556,000 shares remained authorized for repurchase under the program.

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

Below is a summary of sales by major geographic area (in thousands):

	Three Months Ended		Six Months Ended
Net Sales	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
United States	$8,214	$7,220	$15,914	$14,804
China	5,352	5,377	9,712	9,890
Europe	3,544	2,936	6,739	5,505
Asia (excluding China, Korea & Japan)	2,820	2,737	6,318	5,387
Japan	2,085	1,929	3,608	4,140
Korea	1,181	1,625	3,482	2,697
Other	257	205	431	368
Net Sales	$23,453	$22,029	$46,204	$42,791

Net property, plant and equipment by country is as follows (in thousands):

Country	September 27, 2008	March 29, 2008
United States	$8,204	$8,334
Hong Kong	1,630	1,582
	$9,834	$9,916

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 12 – Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representative and distributors. Revenue from sales to distributors and its related cost of sales are recognized upon resale to end-user customers.

For the three months ended September 27, 2008, two customers, a major medical instrumentation company and a major communications company accounted for approximately 14% and 10% of net sales, respectively. For the three months ended September 29, 2007, the same two customers accounted for approximately 16% and 15% of sales, respectively. Nearly all of the sales to the medical instrumentation company were through distributors and contract manufacturers. For the six months ended September 27, 2008, this medical instrumentation company accounted for approximately 14% of net sales. For the six months ended September 29, 2007, the same major medical instrumentation company and the same major communications company accounted for approximately 15% and 13% of net sales, respectively. There was no other customer that the Company believes accounted for more than 10% of the Company’s net sales for the three or six months ended September 27, 2008 or September 29, 2007.

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

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates " and variations of these words and similar expressions, are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that sales in the medical market will decrease moderately in the third fiscal quarter of 2009 due to normal seasonal declines; (2) our belief that sales of our high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs to this market will continue to increase as the ultrasound market continues to expand globally; (3) our expectation that we will introduce more new integrated pulser ICs as well as ultrasound receiver blocks; (4) our belief that custom and standard high voltage pulsers and analog switches/multiplexers will contribute to our revenue growth in the second half of fiscal 2009; (5) our expectation that there will be a sequential quarterly decrease in sales in legacy EL inverter ICs; (6) our expectation that sales of our LED driver ICs for general lighting applications will grow during the fiscal 2009 and beyond and that sales of LED drivers for backlighting LCD TVs will begin to ramp in the second half of fiscal 2009 and will grow in fiscal 2010; (7) our expectation that backlighting module prices are expected to drop to a level competitive with CCFL module prices over the next year and one-half; (8) our current growth strategy to successfully transition our new products, and continuously and successfully introduce and market new technology and innovative products that meet our customers’ requirements; (9) our expectation that R&D expenses as a percentage of net sales may fluctuate; (10) our expectation that our tax rate will be moderately lower in the third  quarter of fiscal 2009 due to a reversal of certain uncertain tax position liabilities and to extension of federal R&D tax credits; (11) our expectation that we will spend approximately $4,000,000 for capital acquisitions in fiscal 2009;(12) our belief that we have substantial production capacity in place to handle any projected increase in business in fiscal 2009; (13) our belief that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months; (14) our belief that the estimated range of fair values of our ARS is appropriate; that the credit risk of our auction rate securities is very low; that we will receive the principal associated with these auction-rate securities; that the auction failures will not materially affect our ability to fund our working capital needs, capital expenditures, or other business requirements; and that declines in our ARS fair values are temporary; (15)  our belief that our exposure to foreign currency risk is relatively small; and (16) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows.

These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties include material adverse changes in the demand for our customer’s products in which the Company’s products are used; that competition to supply semiconductor devices in the markets in which the Company competes increases and causes price erosion; that demand does not materialize and increase for recently released customer products incorporating the Company’s products; that we have delays in developing and releasing into production our planned new products, that there could be unexpected manufacturing issues as production ramps up; that the demand for the Company’s products or results of its product development changes such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; that some of the Company’s equipment will be unexpectedly damaged or become obsolete, thereby requiring replacement; and that the credit crisis will not further affect our auction rate securities; as well as those described in "Factors Which May Affect Operating Results" under Item 1A of Part I , “Risk Factors” in the Company’s  annual report of Form 10-K for the fiscal year ended March 29, 2008.  The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.  Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement as a result of new information, future events, or otherwise.

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

Results of Operations

Net Sales

We operate in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including specialty metal-oxide-field-effect-transistors (MOSFETs) analog and mixed signal integrated circuits (ICs). We have a broad customer base, which in some cases manufacture electronic end products and equipment spanning multiple markets. As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation. Actual results may differ slightly from those reported here.

Net sales for the three months ended September 27, 2008 were $23,453,000, a 6% increase compared to $22,029,000 for the same period of the prior fiscal year. This year-over-year increase in net sales is primarily driven by an increase in our medical electronics product sales, particularly our high voltage analog switches and custom processing products, and in our industrial products, primarily for automatic test equipment (ATE). Net sales increased 3% from $22,751,000 when compared to the quarter ended June 28, 2008, primarily due to an increase in industrial products, primarily for ATE applications, and imaging products, primarily EL drivers and various display products.

Net sales for the six months ended September 27, 2008 were $46,204,000, an 8% increase compared to $42,791,000 for the same period of fiscal 2008. This resulted from increases in sales of medical electronics products; telecom products, primarily high voltage optical MEMS drivers; and industrial products. This was partially offset by reductions in EL driver ICs, due to reduced demand from our major communications customer of legacy products, while our new multi-segment EL driver ICs sales have increased.

The table below shows our estimate of the breakdown of net sales to customers by end market for the three and six months ended September 27, 2008, September 29, 2007, and the three months ended June 28, 2008, as well as year-over-year and quarterly sequential percentage changes (dollars in thousands):

	Three Months Ended					Six Months Ended
Net Sales	September 27, 2008	June 28, 2008	September 29, 2007	Sequential Change	Year-Over-Year Change	September 27, 2008	September 29, 2007	Year-Over-Year Change
Medical Electronics	$9,912	$9,528	$7,990	4%	24%	$19,440	$16,200	20%
Imaging	6,514	6,307	7,400	3%	-12%	12,821	13,609	-6%
Industrial/ Other	4,189	2,898	2,968	45%	41%	7,087	6,893	3%
Telecom	2,101	2,665	2,178	-21%	-4%	4,766	3,723	28%
LED Lighting	737	1,353	1,493	-46%	-51%	2,090	2,366	-12%
Net Sales	$23,453	$22,751	$22,029	3%	6%	$46,204	$42,791	8%

	Three Months Ended			Six Months Ended
Net Sales	September 27, 2008	June 28, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Medical Electronics	42%	42%	36%	42%	38%
Imaging	28%	28%	34%	28%	32%
Industrial/Other	18%	13%	13%	15%	16%
Telecom	9%	11%	10%	10%	9%
LED Lighting	3%	6%	7%	5%	5%
Net Sales	100%	100%	100%	100%	100%

Our medical electronics product family accounted for the largest sales of all of our five focus markets for the three and six months ended September 27, 2008 and September 29, 2007, and for the three months ended June 28, 2008. Sales to the medical electronics market for the three months ended September 27, 2008 were $9,912,000, which were 24% higher than the same period of the prior fiscal year from growth in shipments of our analog switches and our custom processing medical electronics products.

For the six months ended September 27, 2008, our Medical Electronics sales were $19,440,000, an increase of $3,240,000, or 20%, compared to the same period in the prior fiscal year. The year-over-year increase in the net sales is due to higher demand reflected in strong shipments of our high voltage pulser circuits and chipsets, and our analog switches. We expect sales in this market to decrease moderately in the third fiscal quarter due to normal seasonal declines.

In recent years, the medical ultrasound systems market has experienced significant growth in the transportable and hand-carried units. These high-performance, portable, low-cost systems are also accelerating the proliferation of ultrasound imaging applications in the medical disciplines other than the traditional clinical prenatal applications, such as cardiovascular and organ scans.  Geographically, our market is expanding as well, as China, Korea and India are now designing and producing medical ultrasound imaging machines.  We believe that sales of our high voltage analog switches and multiplexers, high voltage pulsers, high-speed MOSFET drivers, and high voltage MOSFETs to this market will continue to increase as the ultrasound market continues to expand globally.  We are heavily investing in product development for this market and we expect to introduce more new integrated pulser ICs as well as ultrasound receiver building blocks.  Custom and standard high voltage pulsers and analog switches/multiplexers are projected to contribute to our revenue growth in the second half of fiscal 2009.

Sales in the imaging market for the three and six months ended September 27, 2008 were $6,514,000 and $12,821,000, a decrease of 12% and 6%, respectively, when compared to the same periods in the last fiscal year.  These sales decreases were due to a decline in shipments of our legacy EL inverter ICs due to reduced demand for these products from our major handset customer as that customer’s products matured and demand for them declined. This was partially offset by the production ramp-up of our multi-segment EL inverter ICs to two major customers for mobile phone applications. Sales for the three months ended September 27, 2008, when compared to the prior fiscal quarter, were 3% higher due to increased sales of our legacy EL inverter ICs. We expect a sequential quarterly decrease in sales in legacy EL inverter ICs.

Sales in the industrial/other market for the three and six months ended September 27, 2008 were $4,189,000 and $7,087,000, an increase of 41% and 3%, respectively, when compared to the same periods a year ago and increased 45% sequentially. These increases were primarily due to higher shipments of a driver for an ATE application.

Sales to the telecom market decreased 4% during the three months ended September 27, 2008 to $2,101,000 compared to the same period a year ago and decreased 21% sequentially.  The sequential decrease in sales is primarily due to lower shipments of driver ICs for a military radio application and high voltage optical MEMS driver ICs for optical-to-optical switching applications.  For the six months ended September 27, 2008, sales to the telecom market increased $1,043,000, or 28%, to $4,766,000 compared to the same period of last fiscal year. The year-over-year increase was primarily due to higher shipments of high voltage optical MEMS driver ICs for optical-to-optical switching applications and driver ICs for military radio applications in the first quarter of this fiscal year.

Sales in LED driver ICs for lighting and backlighting were $737,000 for the three months ended September 27, 2008 compared to $1,493,000 for the same period last year and $1,353,000 for the prior quarter. For the six months ended September 27, 2008, sales to LED lighting and backlighting market were $2,090,000 compared to $2,366,000 for the same period of last fiscal year. The decreases in quarterly and year-over-year sales were primarily due to lower shipments of our high voltage driver ICs for backlighting flat screen LCD TVs, partially offset by increases in a broad range of general lighting applications. The sequential decrease was primarily due to lower shipments of LED backlight drivers for general lighting. We expect that sales of our LED driver ICs for general lighting applications will grow in fiscal 2009 and beyond. We also expect that sales of LED drivers for backlighting LCD TVs will begin to ramp in the second half of fiscal 2009 and will grow in fiscal 2010, when backlighting module prices are expected to drop to a level competitive with CCFL module prices.

Our current growth strategy relies on the successful transition of our new products, and our ability to continuously and successfully introduce and market new technology and innovative products that meet our customers’ requirements.

Our principal markets are in Asia, the United States, and Europe.  Sales by geography as well as year-over-year and sequential percentage changes were as follows, where international sales include sales to the U.S. based customers if the products are delivered to their contract manufacturers outside the U.S. (in thousands):

	Three Months Ended					Six Months Ended
Net Sales	September 27, 2008	June 28, 2008	September 29, 2007	Sequential Change	Year-Over-Year Change	September 27, 2008	September 29, 2007	Year-Over-Year Change
United States	$8,214	$7,700	$7,220	48%	25%	$15,914	$14,804	7%
China	5,352	4,360	5,377	23%	0%	9,712	9,890	-2%
Europe	3,544	3,195	2,936	11%	21%	6,739	5,505	22%
Asia (excl. China, Korea & Japan)	2,820	3,498	2,737	-19%	3%	6,318	5,387	17%
Japan	2,085	1,523	1,929	37%	8%	3,608	4,140	-13%
Korea	1,181	2,301	1,625	-49%	-27%	3,482	2,697	29%
Other	257	174	205	7%	14%	431	368	17%
Net Sales	$23,453	$22,751	$22,029	3%	6%	$46,204	$42,791	8%

International Sales	$15,239	$15,051	$14,809	1%	3%	$30,290	$27,987	8%
Domestic Sales	8,214	7,700	7,220	7%	14%	15,914	14,804	7%
Net Sales	$23,453	$22,751	$22,029	3%	6%	$46,204	$42,791	8%

Net sales to international customers for the three months ended September 27, 2008 were $15,239,000 or 65% of net sales as compared to $14,809,000, or 67% of net sales for the same period of the prior fiscal year and $15,051,000 or 66% for the three months ended June 28, 2008. Sales to international customers for the three months ended September 27, 2008 increased 3% compared to the same period last year and increased 1% sequentially. For the six months ended September 27, 2008, net sales to international customers were $30,290,000 or 66% of net sales, as compared to $27,987,000 or 65% of net sales for the same period of last fiscal year. Sales to international customers for the six months ended September 27, 2008 increased 8% compared to the same period of the prior fiscal year.  The increases in international sales, year-over-year and sequentially, are primarily due to higher shipments of high voltage pulsers and analog switches for medical ultrasound markets, driver ICs for ATE applications, and new multi-segment EL backlighting inverter ICs for handsets.

Net sales to domestic customers for the three months ended September 27, 2008 increased 14% compared to the same period last fiscal year and 7% sequentially. For the six months ended September 27, 2008, net sales to domestic customers increased 7% compared to the same period last fiscal year. The increase in domestic sales year-over-year and sequentially are primarily due to higher shipments of driver ICs for military radio applications.

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

Gross profit for the quarter ended September 27, 2008 was $13,289,000, compared to $13,009,000 for the same period of fiscal 2008, and $12,751,000 for the prior quarter. The year-over-year quarterly increase in gross profit was primarily attributable to increased sales and improved product mix, partially offset by a decline in average selling prices on certain products and by a reduction in capacity utilization in the fab and backend manufacturing operations, as inventory was held flat in the second fiscal quarter of this year whereas in the same period of last fiscal year inventory increased. The $538,000 sequential increase in gross profit resulted primarily from higher sales and reduced charges for inventory excess and obsolescence. For the six months ended September 27, 2008, gross profit was $26,040,000 compared to $25,695,000 for the same period of last fiscal year. The increase in gross profit was primarily attributable to increased sales, partially offset by decline in average selling prices on certain products, a reduction in capacity utilization in the fab and backend manufacturing operations, and increased charges for inventory excess and obsolescence.

Gross margin, which is gross profit as a percent of net sales, was 57% for the three months ended September 27, 2008 compared to 59% for the same period of the prior fiscal year and 56% for the prior quarter.  The year-over-year quarterly decrease in gross margin was primarily attributable to reduced absorption of factory costs during the period and by a decline in average selling prices on certain products.   The sequential improvement in gross margin was primarily due to reduced charges for inventory excess and obsolescence. For the six months ended September 27, 2008, gross margin was 56% compared to 60% for the same period of the prior fiscal year. The decrease in gross margin was primarily due to reduced absorption of factory costs, a decline in average selling prices on certain products, and increased charges for inventory excess and obsolescence.

	Three Months Ended			Six Months Ended
( in thousands)	September 27, 2008	June 28, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Gross Margin Percentage	57%	56%	59%	56%	60%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Sale of Previously Written Down Inventory	$356	$326	$380	$682	$778
Percentage of Net Sales	2%	1%	2%	1%	2%

We wrote down inventory totaling $316,000 and $846,000 for the three and six months ended September 27, 2008, respectively. For the comparable periods in fiscal 2008, we wrote down inventory totaling $469,000 and $850,000, respectively. We recorded revenue from sales of previously written-down inventory of $356,000 and $682,000 for the three and six months ended September 27, 2008, respectively. Such amounts were $380,000 and $778,000 for the three and six months ended September 29, 2007, respectively.

Research and Development (R&D) Expenses

(in thousands)	Three Months Ended					Six Months Ended
Net Sales	September 27, 2008	June 28, 2008	September 29, 2007	Sequential Change	Year-Over-Year Change	September 27, 2008	September 29, 2007	Year-Over-Year Change
R&D Expenses	$3,802	$4,037	$3,858	-6%	-1%	$7,839	$7,623	3%
Percentage of Net Sales	16%	18%	18%			17%	18%

R&D expenses include payroll and benefits, processing costs, and depreciation.   We also expense prototype wafers and mask sets related to new product development as R&D expenses until such new products are released to production.

Expenditures for R&D were $3,802,000 for the three months ended September 27, 2008, as compared to $3,858,000 and $4,037,000 for the three months ended September 29, 2007 and June 28, 2008, respectively. The net decrease of $56,000 for the second fiscal quarter compared to the same period in the prior year primarily resulted from a reduction in usage of fab services for process development work of $633,000, partially offset by an increase in payroll and benefits of $548,000. Compared to the prior quarter, R&D expenses were $235,000 lower primarily due to a reduction in payroll and benefits of $360,000, partially offset by an increase in usage of fab services for process development work of $168,000.

For the six months ended September 27, 2008, R&D expenses increased $216,000 to $7,839,000, compared to $7,623,000 for the same period of last fiscal year. The increase was primarily due to higher payroll and benefit expenses of $1,090,000, partially offset by a reduction in usage of fab services for process development of $929,000.

Some aspects of our R&D efforts require significant short-term expenditures.  As such, timing of such expenditures may cause fluctuations in our R&D expenses. In general, we have increased R&D activities in order to meet current and future new product requirements of our customers and markets. R&D expenses as a percentage of net sales may fluctuate from quarter to quarter.

Selling, General and Administrative (SG&A) Expenses

(in thousands)	Three Months Ended					Six Months Ended
Net Sales	September 27, 2008	June 28, 2008	September 29, 2007	Sequential Change	Year-Over-Year Change	September 27, 2008	September 29, 2007	Year-Over-Year Change
SG&A Expenses	$3,900	$3,796	$4,192	3%	-7%	$7,696	$7,838	-2%
Percentage of Net Sales	17%	17%	19%			17%	18%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside professional services such as legal, auditing and tax.

SG&A expenses for the three months ended September 27, 2008 were $3,900,000, a decrease of $292,000 when compared to $4,192,000 for the same period last year. The year-over-year decrease is primarily due to lower commissions of $154,000, lower payroll and benefit expenses of $81,000, and lower occupancy and advertising expenses of $41,000, partially offset by an increase in professional services of $108,000. SG&A expenses increased $104,000 from $3,796,000 when compared to the prior quarter. The sequential increase resulted primarily from higher tax consulting and legal expenses, as well as salesman incentives.

SG&A expenses for the first six months of fiscal 2009 were $7,696,000, a reduction of $142,000 from $7,838,000 for the same period of last fiscal year. This decrease was primarily due to a reduction in commissions and salesman incentives of $366,000 and a reduction in payroll and benefit expenses of $222,000, partially offset by higher tax consulting and legal expenses of $424,000.

Interest Income and Other Income, Net

(in thousands)	Three Months Ended					Six Months Ended
Net Sales	September 27, 2008	June 28, 2008	September 29, 2007	Sequential Change	Year-Over-Year Change	September 27, 2008	September 29, 2007	Year-Over-Year Change
Interest income and Other Income, Net	$714	$975	$1,587	-27%	-55%	$1,689	$3,094	-45%
Percentage of Net Sales	3%	4%	7%			4%	7%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments, was $841,000 and $1,882,000 for the three and six months ended September 27, 2008, respectively, compared to $1,441,000 and $2,821,000, respectively, for the same periods last fiscal year. The year-over-year decreases in interest income resulted primarily from lower investment yields and to a lesser extent from lower cash and investment balances due to our stock repurchases through fiscal 2008. Interest income declined $200,000 from $1,041,000 for the prior quarter.  The sequential decrease was primarily caused by lower investment yields, partially offset by a higher cash and investment balance.

Other income and expense, net, for the three and six months ended September 27, 2008 were expenses of $127,000 and $193,000, respectively, compared to income of $146,000 and $273,000 for the same periods in the prior fiscal year, respectively, and an expense of $66,000 for prior quarter. The year-over-year and sequential differences were primarily due to a decline in the fair value of investments held by our Supplemental Employee Retirement Plan.

Provision for Income Taxes

The income tax provision for the interim period represents federal, state and foreign taxes and reflects our computed estimated annual effective tax rate.  It differs from the taxes computed at the federal and state statutory rates primarily due to the effect of foreign rate differentials, non-deductible stock-based compensation expense, tax exempt interest income, FIN 48 tax contingencies and the domestic production activities deduction.

The provision for income taxes for the three months ended September 27, 2008 was $1,752,000 on income before tax of $6,301,000 at the effective tax rate of 28%, compared to $2,045,000 on income before tax of $6,546,000 at the effective tax rate of 31% for the same period in the prior fiscal year, and $1,453,000 on income before tax of $5,893,000 at the effective tax rate of 25% for the prior quarter. The provision for income taxes for the six months ended September 27, 2008 was $3,205,000 on income before tax of $12,194,000 at the effective tax rate of 26% compared to $4,354,000 on income before tax of $13,328,000 at the effective tax rate of 33%. The decrease in the estimated effective tax rate for the three months ended September 27, 2008 compared to same period in the prior fiscal year is primarily due to shifts of income among jurisdictions with different tax rates. The decrease in the estimated effective tax rate for the six months ended September 27, 2008 is primarily due to shifts of income among jurisdictions with different tax rates and a favorable resolution of a prior year tax uncertainty of approximately $295,000 including interest, recognized by us in the first quarter of fiscal 2009 as compared to same period in the prior fiscal year. Also, because of this favorable resolution of approximately $295,000 in the first quarter of fiscal 2009, the effective tax rate in second quarter of fiscal 2009 was sequentially higher.

We estimate our tax rate to be moderately lower in the third fiscal quarter of fiscal 2009 due to a reversal of certain uncertain tax position liabilities and to the extension of federal R&D tax credits. The "Emergency Economic Stabilization Act of 2008," which contains the "Tax Extenders and Alternative Minimum Tax Relief Act of 2008", or the 2008 Tax Act, was signed into law on October 3, 2008. Under the 2008 Tax Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in our third fiscal quarter, which is the quarter in which the 2008 Tax Act was enacted. The Company is currently in the process of analyzing the impact of the 2008 Tax Act.

We maintain liabilities for uncertain tax positions within our income taxes payable account. The determination of the liability amount involves considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

Financial Condition

Overview

We ended the second quarter of fiscal 2009 with $134,837,000 in cash, cash equivalents, short-term and long-term investments.  This represents an increase of $13,577,000 when compared with the amount of $121,260,000 on March 29, 2008.  As of September 27, 2008, working capital was $70,015,000, an increase of $23,521,000 from $46,494,000 as of March 29, 2008.  Working capital is defined as current assets less current liabilities.  The increase in working capital was primarily the result of cash generated from operations and a partial redemption of an ARS on July 10, 2008.

Liquidity and Capital Resources

 In summary, our cash flows were as follows:

	Three Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007
Net cash provided by operating activities	$15,084	$8,289
Net cash provided by (used in) investing activities	9,596	(6,668)
Net cash provided by (used in) financing activities	1,274	(1,643)
Net increase (decrease) in cash and cash equivalents	$25,954	$(22)

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the six months ended September 27, 2008, net cash provided by operating activities was $15,084,000. This increase in cash resulted primarily from net income adjusted for non-cash items of $4,564,000, as well as a decrease in prepaid expenses and other assets of $1,874,000 and an increase in income taxes payable of $538,000. This increase in cash from operating activities was partially offset by an increase in trade accounts receivable of $803,000 due to higher sales.

For the six months ended September 29, 2007, net cash provided by operating activities was $8,289,000. This increase in cash was primarily attributable to net income adjusted for non-cash items of $2,868,000, an increase in income taxes payable of $1,690,000, and an increase in trade accounts payable of $1,073,000, partially offset by an increase in inventories of $3,457,000, an increase in trade accounts receivable of $1,953,000, and an increase in prepaid expenses and other assets of $1,220,000.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales of short-term investments. Cash provided by investing activities for the six months ended September 27, 2008 was $9,596,000. This increase of cash included partial auction rate security redemption at par value of $11,200,000, partially offset by capital expenditures of $1,246,000, such as for adding production testing capacity and for wafer fab equipment upgrades, and $362,000 for purchase of trading securities under our Supplemental Employee Retirement Plan during the first half of fiscal 2009.

We expect to spend approximately $4,000,000 for capital acquisitions in fiscal 2009,  of which we have spent $1,246,000 during the six months ended September 27, 2008. We believe that we have substantial production capacity in place to handle any projected increase in business in fiscal 2009.  Most of our property, plant and equipment, net, of $9,834,000 is located in the United States. We also believe that existing cash and cash equivalents together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Cash used in investing activities for the six months ended September 29, 2007 was $6,668,000, primarily due to the timing of purchases and sales of short-term investments and capital expenditures of $2,934,000.

Our investment portfolio is primarily comprised of auction rate securities (ARS) and money market funds. As of September 27, 2008, the ARS we held had a par value of $89,400,000 and had contractual maturities generally between 15 and 30 years. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates are reset every seven to thirty-five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.

Since the fourth quarter of fiscal 2008, the auction rate securities market has experienced failures. In general, for each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, unless the interest earned reaches the maximum amount stipulated by the prospectus. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 15 to 30 years.  Although no assurance can be given, we expect that we will receive the full principal associated with these auction-rate securities through one of the means described above. We received a payment of $11,200,000 in July 2008, representing approximately 86% of our holding of one security, which was redeemed at par value. We continue to believe that the credit quality of the auction rate securities we hold is high, as they are backed by student loans and are primarily guaranteed by the United States Department of Education and continue to be rated by the major independent rating agencies as either AAA or Aaa.

While the recent auction failures will limit our ability to liquidate these investments for some period of time and we have, as a result, reclassified our ARS investments as long-term, we do not believe the auction failures will materially affect our ability to fund our working capital needs, capital expenditures, or other business requirements. As of September 27, 2008, we had approximately $70,015,000 of working capital, including approximately $50,837,000 of cash, cash equivalents, and short-term investments, and we have generated cash from our operations for the past several years.

At September 27, 2008, all of our investments in ARS were reported at fair value. Due to the lack of availability of observable market quotes on our investment portfolio of ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the auction rate securities market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security.

Using this discounted cash flow model, we determined that there was a temporary impairment in fair value of our ARS of $5,400,000 at September 27, 2008. This unrealized loss reflects the decline in the estimated fair value of these securities in accordance with SFAS 115. We concluded that the impairment losses were temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	recently, some ARS were redeemed at par value;

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the US Department of Education;

•	there have been no defaults on the ARS we held as of September 27, 2008;

•	their AAA or Aaa credit ratings have not been reduced as of September 27, 2008;

•	we have the intent and ability to hold these investments until the anticipated recovery in market liquidity occurs; and

•	we received a payment of $11,200,000 in July 2008, representing approximately 86% of our holding of one ARS, which was redeemed at par value.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 1991 and 2001 Plans and sale of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities as required by SFAS 123R, and of repurchases of stock on the open market. Net cash provided by financing activities for the six months ended September 27, 2008 was $1,274,000 primarily due to the proceeds from the exercise of stock options and stock purchases under the ESPP of $1,218,000 and excess tax benefit of $56,000 related to stock based compensation.

Net cash used by financing activities for the six months ended September 29, 2007 was $1,643,000, which resulted primarily from the repurchase of 104,800 shares of our common stock for $3,249,000. This was partially offset by proceeds from the exercise of stock options and stock purchases under the ESPP totaling $1,425,000 and excess tax benefit of $181,000 related to stock based compensation.

Off-Balance Sheet Arrangements

We do not have nor have we ever had any off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our financial condition, sales, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

We purchase products from a variety of suppliers and use several contract assemblers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract assemblers and suppliers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments, arising from these agreements, are firm, non-cancelable, and unconditional commitments.

The following table summarizes our significant contractual cash obligations at September 27, 2008, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years
Operating lease obligations (1)	$2,852	$1,170	$1,065	$617
Purchase obligations	7,791	7,621	114	56
Total contractual cash obligations	$10,643	$8,791	$1,179	$673

(1) We lease facilities under non-cancelable lease agreements expiring at various times through September 2011.  Rental expense net of sublease income for the three and six months ended September 27, 2008 amounted to $302,000 and $552,000, respectively.

Effective April 1, 2007, we adopted the provisions of FIN 48 (see Note 7).  As of September 27, 2008, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables was $2,767,000. As of September 27, 2008, we have accrued $282,000 of interest and $444,000 of penalties associated with our uncertain tax positions. We did not include these obligations in the table above as we cannot determine on the timing of cash payments that will be made associated with these uncertain tax positions.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (FASB) issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP157-3), to clarify the application of the provision of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies our September 27, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition, as of and for the period ended September 27, 2008.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (March 29, 2009 for us).  We currently assessing the potential impact that the adoption of SFAS 161 will have on our Consolidated Financial Statements, but do not expect it to have a material effect.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 also requires cash flows from purchases, sales, and maturities of trading securities to be classified based on the nature and purpose for which the securities were acquired. SFAS 159 became effective for Supertex in first quarter of fiscal 2009.We did not elect the fair value option for any of our financial assets or liabilities. We assessed the nature and the purpose of our investment in trading securities and reclassified purchases of trading securities from operating cash flow to investing cash flow based upon paragraph 16 of SFAS 159. The cash flows of $362,000 from trading securities were classified as investing activities for the six months ended September 27, 2008.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of the investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio is primarily comprised of auction rate securities (ARS) and money market funds.  Investments and cash and cash equivalents generated interest income of $841,000 and $1,882,000 in the three and six months ended September 27, 2008, respectively.  A significant change in interest rates, as has recently occurred, would affect the amount of interest income generated from our excess cash and investments. As of September 27, 2008, we had no long-term debt outstanding.

ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we have recently encountered with regard to our ARS, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We believe declines in our ARS fair values due to the lack of liquidity to be temporary. Due to this temporary impairment in value of our ARS, we recorded an unrealized loss of $5,400,000 in fair value as of September 27, 2008.

As of September 27, 2008, the ARS we held had a total par value of $89,400,000 and had contractual maturities generally between 15 and 30 years. In the three months ended September 27, 2008, we recorded an additional $1,782,000 decline in the fair value of our ARS resulting from the recent fluctuation in bond rates.

Our ARS are in the form of auction rate bonds whose interest rates are reset every seven to thirty-five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The ARS we hold are backed by student loans and also are primarily guaranteed by the United States Department of Education. In addition, all the ARS we hold are rated by the major independent rating agencies as either AAA or Aaa.  As a result, we believe the credit risk is very low.

Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the event we need to access the funds associated with failed auctions, they are not expected to be available until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying security has matured.

If the issuer of the ARS is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of its obligations, we may be required to adjust the carrying value of these ARS and record other-than-temporary impairment charges in future periods, which could materially affect our financial condition. However, we expect that we will receive the principal associated with these ARS through one of the means described above.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 27, 2008, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect such control.

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

Item 1A.  Risk Factors

Set forth below is a material update to the risk factors discussed in our Annual Report on Form 10-K for the year ended March 29, 2008.

Adverse economic conditions may harm our business.

Unfavorable economic conditions, including the possibility of a recession and recent disruptions to the credit and financial markets, could cause customers to slow spending. If consumer and capital spending slow down, demand for our products would decrease and our revenues would be adversely affected. In addition, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which may impair the ability of our customers to pay for products they have purchased. Any of the above could cause us to increase our allowance for doubtful accounts and write-offs of accounts receivable, or otherwise have a material effect on our business, results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s August 15, 2008, Annual Meeting of Shareholders, the Company’s shareholders re-elected the existing board of directors and ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal 2009. Of the 12,833,036 shares of common stock outstanding as of the record date of June 20, 2008, a total of 11,278,356 shares were voted in person or by proxy, representing 88% of the total votes entitled to be cast, constituting a majority and therefore more than a quorum of the outstanding shares entitled to vote. Votes were cast as follows:

1. Election of Directors

	Vote For	Vote Against	Votes Withheld/ Abstentions	Broker Non-Vote

Henry Pao	11,209,556	0	68,800	0
Ben Choy	10,758,558	0	519,798	0
Mark Loveless	11,221,369	0	56,987	0
Elliott Schlam	11,220,269	0	58,087	0
Milton Feng	11,221,069	0	57,287	0

2.  Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending March 28, 2009.

Vote For	Vote Against	Abstentions	Broker Non-Votes
11,271,228	7,083	45	0

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

SUPERTEX, INC.
(Registrant)

Dated: November 5, 2008
By: /s/PHILLIP A. KAGEL
Phillip A. Kagel
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)