Form 10-Q
period 2008-12-27
SUPERTEX INC
filed 2009-02-05
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 27, 2008

or

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
Large accelerated filer [   ] Accelerated filer [ X ] Non-accelerated filer [  ] Smaller Reporting Company[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2009
Common Stock, no par value	12,869,095
Exhibit index is on Page 35
Total number of pages: 36

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net sales	$17,596	$20,147	$63,800	$62,938
Cost of sales(1)	8,076	8,915	28,240	26,011
Gross profit	9,520	11,232	35,560	36,927
Research and development(1)	3,467	3,358	11,306	10,981
Selling, general and administrative(1)	3,157	3,888	10,853	11,726
Total operating expenses	6,624	7,246	22,159	22,707
Income from operations	2,896	3,986	13,401	14,220
Interest income	881	1,664	2,763	4,485
Other expense, net	(1,025)	(332)	(1,218)	(59)
Income before provision for income taxes	2,752	5,318	14,946	18,646
Provision for income taxes	140	1,641	3,345	5,995
Net income	$2,612	$3,677	$11,601	$12,651
Net income per share:
Basic	$0.20	$0.27	$0.90	$0.92
Diluted	$0.20	$0.26	$0.90	$0.91

Shares used in per share computation:
Basic	12,854	13,685	12,824	13,700
Diluted	12,925	13,912	12,923	13,929

(1) Includes amortization of employee stock-based compensation as follows. See Note 6 for more information:
Cost of sales	$157	$127	$402	$401
Research and development	$279	$198	$898	$663
Selling, general and administrative	$259	$210	$739	$631

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 27, 2008	March 29, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$50,755	$17,902
Short-term investments	5,930	6,827
Trade accounts receivable, net	9,698	13,197
Inventories, net	17,361	17,036
Prepaid expenses and other current assets	1,294	3,647
Deferred income taxes	9,401	9,401
Total current assets	94,439	68,010
Long-term investment, net	79,000	96,531
Property, plant and equipment, net	9,242	9,916
Other assets	374	373
Deferred income taxes	6,112	2,521
TOTAL ASSETS	$189,167	$177,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,467	$3,280
Accrued salaries and employee benefits	10,681	12,146
Other accrued liabilities	1,431	1,741
Deferred revenue	4,778	4,349
Total current liabilities	19,357	21,516
Income taxes payable, noncurrent	4,181	3,960
TOTAL LIABILITIES	23,538	25,476

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, no par value -- 10,000 shares authorized, none outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 12,868 shares and 12,749 shares	58,817	54,968
Accumulated other comprehensive loss	(5,765)	(4,069)
Retained earnings	112,577	100,976
TOTAL SHAREHOLDERS’ EQUITY	165,629	151,875
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$189,167	$177,351

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	December 27, 2008	December 29, 2007
Net income	$11,601	$12,651
Non-cash adjustments to net income:
Depreciation	2,479	2,226
Provision for doubtful accounts and sales returns	468	1,064
Provision for excess and obsolete inventories	1,969	2,085
Stock-based compensation expense	2,039	1,695
Tax benefit related to stock-based compensation plans	203	462
Excess tax benefit related to stock-based compensation plans	(57)	(238)
Unrealized loss on short-term investment, categorized as trading	1,273	191
Gain on disposal of property, plant and equipment	-	(200)
Deferred income taxes	94	(669)
Changes in operating assets and liabilities:
Trade accounts receivable	3,031	(1,177)
Inventories	(2,294)	(5,358)
Prepaid expenses and other assets	2,352	(257)
Trade accounts payable and accrued expenses	(2,590)	(251)
Deferred revenue	429	723
Income taxes payable	221	1,978
Net cash provided by operating activities	21,218	14,925
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,803)	(3,795)
Proceeds from disposal of property and equipment	-	200
Purchases of short-term investments	(540)	(88,350)
Sales of short-term investments	12,314	86,704
Net cash provided by (used in) investing activities	9,971	(5,241)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	1,607	2,033
Repurchase of common stock	-	(10,628)
Excess tax benefit related to stock-based compensation plans	57	238
Net cash provided by (used in) financing activities	1,664	(8,357)
NET INCREASE IN CASH AND CASH EQUIVALENTS	32,853	1,327
CASH AND CASH EQUIVALENTS:
Beginning of period	17,902	22,652
End of period	$50,755	$23,979
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$1,941	$4,701

Supplemental disclosure of non-cash activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$2	$71

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to state fairly the statements of financial position as of December 27, 2008 and March 29, 2008, results of operations for the three and nine months ended December 27, 2008 and December 29, 2007, and cash flows for the nine months ended December 27, 2008 and December 29, 2007.  The March 29, 2008 balance sheet was derived from the audited financial statements included in the fiscal 2008 Annual Report on Form 10-K, but does not include all disclosures required by GAAP in the United States of America.  All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited consolidated financial statements of Supertex, Inc. for the fiscal year ended March 29, 2008, which were included in the fiscal 2008 Annual Report on Form 10-K.

Interim results are not necessarily indicative of results for the full fiscal year.  The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and nine months ended December 27, 2008 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2009 will be a 52-week year.  The three months ended December 27, 2008, September 27, 2008, and December 29, 2007, all consist of thirteen weeks.

Reclassification

For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect the Company’s net income or shareholders’ equity. Specifically, due to the adoption of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS 159") in the first quarter of fiscal year 2009, purchases and sales of trading securities were reclassified from operating cash flows to investing cash flows.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board ("FASB") issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” ("FSP157-3"), to clarify the application of the provision of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s December 27, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition, as of and for the period ended December 27, 2008.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” ("SFAS 161"). The new standard is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (March 29, 2009 for the Company).  The Company is currently assessing the potential impact that the adoption of SFAS 161 will have on its Consolidated Financial Statements, but does not expect it to have a material effect.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity.  SFAS 160 is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (March 29, 2009 for the Company).  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company is currently assessing the potential effect that the adoption of SFAS 160 will have on its Consolidated Financial Statements, but does not expect it to have a material effect.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” ("SFAS 141(R)").  The revised standard continues the movement toward the greater use of fair values in financial reporting. SFAS 141(R) will significantly change how business acquisitions are accounted for and will affect financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (March 29, 2009 for the Company).  SFAS 141(R) will be applied prospectively. The Company is currently assessing the potential effect that the adoption of SFAS 141(R) will have on its Consolidated Financial Statements, but does not expect it to have a material effect.

In the first quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” ("SFAS 157") for all financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS 157 did not have a significant effect on the Company’s Consolidated Financial Statements, and the resulting fair value calculated under SFAS 157 after adoption did not significantly differ from the fair values that would have been calculated under previous guidance. See Note 2 to the Company’s Consolidated Financial Statements for further discussion.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS 159"), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 also requires cash flows from purchases, sales, and maturities of trading securities to be classified based on the nature and purpose for which the securities were acquired. SFAS 159 became effective for the Company in first quarter of fiscal 2009.The Company did not elect the fair value option for any of its financial assets or liabilities. The Company assessed the nature and the purpose of its investment in trading securities and reclassified purchases of trading securities from operating cash flows to investing cash flows based upon paragraph 16 of SFAS 159. The net cash flows of $376,000 from trading securities were classified as investing activities for the nine months ended December 27, 2008.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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

Included in the Company’s long-term investments are auction rate securities (ARS), which are collateralized by student loans. Due to the lack of availability of observable market quotes for the Company’s investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including but not limited to liquidity discount from 125 to 150 basis points per year for the current ARS market, and the timing of recovery of the ARS market from two to four years. The estimated fair value of the Company’s ARS ranges from $76,500,000 to $82,500,000. We believe this estimated range of fair values of our ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behaviors, and public policy implications associated with the student loan based ARS market. We have concluded that the fair value of our ARS was $79,000,000 at December 27, 2008 net of a temporary impairment of $9,450,000 to par value.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The Company also considered the quality, amount of collateral, and US government guarantee for the ARS and looked to other marketplace transactions and information received from other third party brokers in order to assess whether the fair value based on the discounted cash flow model was reasonable. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may affect the Company’s valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. Significant inputs to the investment valuations are unobservable in the active markets and therefore the Company's ARS are classified as Level 3 in the hierarchy.

The following table summarizes assets measured at fair value on a recurring basis at December 27, 2008, excluding accrued interest (in thousands):

	Fair value measurements
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$-	$45,246	$-	$45,246
Equity mutual funds	5,930	-	-	5,930
Long-term investments in ARS	-	-	79,000	79,000
Total assets at fair value	$5,930	$45,246	$79,000	$130,176

The following table summarizes the change in fair value of the Company’s level 3 assets (in thousands):

Fair value measurements of assets using level 3 inputs	Short-term and long-term investments in ARS
Beginning balance at March 29, 2008	$96,531
Unrealized gain recorded in "Accumulated other comprehensive loss"	451
Ending balance at June 28, 2008	96,982
Redemption of investments in ARS	(11,200)
Unrealized loss recorded in "Accumulated other comprehensive loss"	(1,782)
Ending balance at September 27, 2008	84,000
Redemption of investments in ARS	(950)
Unrealized loss recorded in "Accumulated other comprehensive loss"	(4,050)
Ending balance at December 27, 2008	$79,000

During the nine months ended December 27, 2008, the Company has received $12,150,000 relating to ARS redeemed at par value. See Note 3 for discussion of the Company’s ARS.

Note 3 – Cash and Cash Equivalents and investments

The Company’s cash equivalents consist primarily of investments in money market funds.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The Company’s portfolio of long-term available-for-sale investments is as follows (in thousands):

	December 27, 2008			March 29, 2008
	Amortized	Net Unrealized	Carrying	Amortized	Net Unrealized	Carrying
	Cost	Loss	Value	Cost	Loss	Value
Long-term investments:
Available-for sale ARS	$88,450	$(9,450)	$79,000	$100,600	$(4,069)	$96,531

The Company’s long-term investments in ARS by contractual maturity are as follows (in thousands):

	December 27, 2008	March 29, 2008
Long-term investments:
Available-for-sale securities at amortized cost:
Due after ten years	$88,450	$100,600
Unrealized loss	(9,450)	(4,069)
Total long-term investments, net	$79,000	$96,531

The Company’s available-for-sale portfolio as of December 27, 2008 is composed entirely of ARS, which are investments with contractual maturities between 16 and 32 years. They are in the form of auction rate bonds whose interest rates had historically been reset every seven to thirty-five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. These ARS held by the Company are backed by pools of student loans and are primarily guaranteed by the United States Department of Education. In addition, all the ARS held by the Company are rated by the major independent rating agencies as either AAA or Aaa.

The Company’s ARS investments are reported at fair value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” ARS held by the Company as of December 27, 2008, experienced failed auctions due to sales orders exceeding purchase orders. The Company’s auction rate securities are considered illiquid until there is a successful auction or redemption by the issuer. The ARS fair value of $79,000,000, as of December 27, 2008, was presented as long-term investments. The unrealized loss as of December 27, 2008 was recorded in accumulative other comprehensive loss, net of tax, of $5,765,000.

The Company has concluded that the decline in fair value of the ARS investments, as of December 27, 2008, is considered to be temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	recently, some ARS were redeemed at par value;

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the US Department of Education;

•	there have been no defaults on the ARS held by the Company as of December 27, 2008;

•	their AAA or Aaa credit ratings have not been reduced as of December 27, 2008;

•	the Company has the intent and ability to hold these investments until the anticipated recovery in market liquidity occurs; and

•
the Company received a payment of $11,200,000 in July 2008 and a payment of $950,000 in December 2008, representing approximately 86% and 19% of its holding of two ARS, respectively, both of which were redeemed in part at par value.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

If uncertainties in the credit and capital markets continue or these markets deteriorate further, the Company may incur additional unrealized losses due to temporary impairment to the par value of its ARS. In addition, the Company may be required to record an impairment charge through the statement of income if the decline in fair value is determined to be other-than-temporary. The Company will continue to monitor its ARS.

Note 4 – Inventories

The Company’s inventories consist of high technology semiconductor devices and integrated circuits that are specialized in nature, subject to rapid technological obsolescence, and sold in a highly competitive industry.  Inventory balances at the end of each period are adjusted to approximate the lower of cost or market value.

Inventories consist of (in thousands):

	December 27, 2008	March 29, 2008
Raw materials	$1,099	$1,075
Work-in-process	11,318	11,463
Finished goods	2,961	2,462
Finished goods at distributors and at hubs on consignment	1,983	2,036
Net Inventories	$17,361	$17,036

The Company wrote down inventory totaling $1,123,000 and $1,969,000 for the three and nine months ended December 27, 2008, respectively. For the comparable periods in fiscal 2008, the Company wrote down inventory totaling $1,235,000 and $2,085,000, respectively.  The Company recorded sales of previously written-down inventory of $443,000 and $1,125,000 for the three and nine months ended December 27, 2008, respectively. Such sales were $287,000 and $1,065,000 for the three and nine months ended December 29, 2007, respectively.

Due to the uncertainty associated with possible returns and pricing concessions, the Company defers the recognition of revenue on shipments to all distributors, domestic and foreign, and the related costs of sales until the distributors have sold the products to their end-user customers. Sales through the distributors are made primarily under arrangements allowing limited rights of return, limited price protection, and the right of stock rotation on merchandise unsold by distributors.  For inventory at OEM hubs, which the Company owns and is included in its inventory at cost, revenue is not recognized until the Company receives a notice from the customer or the customer’s hub operator that the products have been drawn from the hubs.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Note 5 - Comprehensive Income

Components of the Company’s comprehensive income for the three and nine months ended December 27, 2008 and December 29, 2007, respectively, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net income	$2,612	$3,677	$11,601	$12,651
Unrealized loss on available-for-sale investments	(365)	-	(1,696)	-
Comprehensive income	$2,247	$3,677	$9,905	$12,651

During the third quarter of fiscal 2009, the Company identified an error totaling $2,106,000, related to the prior period recording of the tax effect of unrealized losses on auction rate securities that was recorded as other comprehensive loss.  During the quarter and year ended March 29, 2008 comprehensive income was understated by $1,587,000; comprehensive income for the quarter ended June 28, 2008 was overstated by $176,000; and for the quarter ended September 27, 2008 it was understated by $695,000. The Company assessed the materiality of these errors if they were recorded cumulatively as an adjustment in the quarter ended December 27, 2008, in relation to fiscal 2008; to the quarters ended March 29, 2008, June 28, 2008, September 27, 2008 and December 27, 2008; to the six and nine month periods ended September 27, 2008 and December 27, 2008, respectively; and to its expected full year results of operations for fiscal 2009 and concluded that the errors were not material to the results of operations or financial condition of the Company in any period. The Company therefore recorded the cumulative impact of the correction of these errors as an adjustment to deferred tax assets in the quarter ended December 27, 2008.

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

The employee stock-based compensation expense for the three and nine months ended December 27, 2008 was $695,000 and $2,039,000, respectively. For the comparable periods in fiscal 2008, the employee stock-based compensation expense was $535,000 and $1,695,000, respectively.

During the three and nine months ended December 27, 2008, the Company granted options with an estimated total grant date fair value of $3,469,000 and $6,253,000, respectively. For the same periods last fiscal year, the Company granted options with an estimated grant date fair value of $1,936,000 and $4,482,000, respectively. As of December 27, 2008, the unrecorded stock-based compensation cost balance related to stock options was $10,336,000 (net of estimated forfeitures) and will be recognized over an estimated weighted average amortization period of approximately 4.8 years.

Under the Company’s 2001 Stock Option Plan (“Option Plan”), a total of 2,000,000 shares of Common Stock are authorized for issuance. Under the Option Plan, options have been typically granted once a quarter (on the first business day of the third month of each quarter) and valued at the fair value of the Company’s common stock on the date of grant.  Options generally expire seven to ten years from grant date or thirty days after termination of service, whichever occurs first.  Options are generally exercisable beginning one year from date of grant and generally vest ratably over a five-year period.  On August 24, 2006, the Company’s board of directors approved a change in grant policy of the Plan to grant only non-statutory stock options to better align the Company’s compensation plan to employee incentives and to company objectives. On August 17, 2007, the Company’s board of directors approved that all future stock option grants would have a ten-year life, which is within the guidelines of the Option Plan.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The following table summarizes the activities under the Option Plan for the nine months ended December 27, 2008:

		Options Outstanding
	Available For	Number of	Weighted Average
	Grant	Shares	Exercise Price
Balance, March 29, 2008	642,579	1,100,365	$28.09
Granted	(523,100)	523,100	23.45
Exercised	-	(111,600)	12.91
Canceled	71,580	(71,580)	29.67
Balance, December 27, 2008	191,059	1,440,285	$27.50

The weighted average fair value of options, as determined under SFAS 123R, granted under the Option Plan during the three and nine months ended December 27, 2008 were $11.54 and $11.95 per share, compared to $15.90 and $17.18 per share, respectively, during the same periods last fiscal year.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the three and nine months ended December 27, 2008 was $82,000 and $1,319,000, compared to $462,000 and $1,807,000, respectively, for the same periods last fiscal year.  During the three and nine months ended December 27, 2008, the amounts of cash received from employees as a result of employee stock option exercises were $305,000 and $1,440,000, respectively. For the same periods last fiscal year, such amounts were $525,000 and $1,866,000, respectively.

The options outstanding and exercisable at December 27, 2008, under the Option Plan are in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$11.30	-	$19.99	265,475	2.26	$16.92	216,355	$16.84
20.00	-	29.99	602,300	9.19	23.48	34,300	25.76
30.00	-	39.99	393,560	6.71	34.33	104,165	34.25
40.00	-	46.92	178,950	4.88	41.75	53,750	42.00
$11.30	-	$46.92	1,440,285	6.70	$27.50	408,570	$25.33

The total intrinsic value of options outstanding and options exercisable as of December 27, 2008 was $2,397,000 and $1,365,000, respectively.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

2000 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. For the three months ended December 27, 2008 and December 29, 2007, the amounts of cash received from employees as a result of ESPP purchase were both $84,000. For the nine months ended December 27, 2008 and December 29, 2007, such amounts were both $167,000.

Note 7 – Income Taxes

The provision for income taxes for the three and nine months ended December 27, 2008 was $140,000 at an effective tax rate of 5% and $3,345,000 at an effective tax rate of 22%, compared to $1,641,000 at an effective tax rate of 31% and $5,995,000 at an effective tax rate of 32% for the same periods in the prior fiscal year, respectively. The decrease in the estimated effective tax rate for the three months ended December 27, 2008 as compared to same period in the prior fiscal year is primarily due to the retroactive reinstatement of the federal research and development credit (“R&D credit”), the expiration of tax contingencies, and shifts of income among jurisdictions with different tax rates. The decrease in the effective tax rate for the nine months ended December 27, 2008, as compared to same period in the prior fiscal year, was primarily due to the reinstatement of the federal R&D credit, the expiration of tax contingencies, shifts of income among jurisdictions with different tax rates and a favorable resolution of a prior year tax uncertainty of approximately $295,000, including interest, recognized by the Company in the first quarter of fiscal 2009.

The income tax provision for such interim periods reflects the Company’s computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effect of foreign rate differentials, non-deductible stock-based compensation expense, tax exempt interest income, and research and development tax credits, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) tax contingencies, and the domestic production activities deduction.

During the nine months ended December 27, 2008, the liability for uncertain income tax positions less accrued interest and penalties increased from $3,941,000 to $3,999,000. This increase was primarily due to current period recurring FIN48 accruals partially offset by a settlement of an Internal Revenue Service (“IRS”) examination of the Company’s fiscal 2004 income tax return. Of the total $3,999,000 of unrecognized tax benefits, $2,637,000 represents the amount that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. On December 27, 2008, the Company had approximately $232,000 accrued for estimated interest and $401,000 for estimated penalties related to uncertain tax positions. For the nine months ended December 27, 2008, the Company recorded estimated interest of $96,000 and estimated penalties of $25,000.

Included in the balance of income tax benefits, accrued interest and accrued penalties on December 27, 2008 were approximately $461,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The "Emergency Economic Stabilization Act of 2008," which contains the "Tax Extenders and Alternative Minimum Tax Relief Act of 2008", was signed into law on October 3, 2008. Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law were recognized in the third fiscal quarter, which is the quarter in which the law was enacted.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The California 2008-2009 Budget Bill ("AB 1452"), enacted on September 30, 2008, resulted in two temporary changes to the Company's projected 2008 California income tax.  First, the bill suspends the use of Net Operating Loss (“NOL”) carryovers for two years, fiscal years 2009 and 2010.  Second, the bill limits the use of R&D credit carryovers to no more than 50% of the tax liability before credits.  The Company does not expect this change in the California law will result in a significant impact on its provision for income taxes for fiscal year 2009.

The Company and its subsidiaries are subject to taxation in various jurisdictions, including federal, state and foreign.  The Company’s federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2003.

Note 8 - Net Income per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares that may be issued through stock options and ESPP only, since the Company does not have warrants or other convertible securities outstanding.  A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
BASIC:
Net income	$2,612	$3,677	$11,601	$12,651
Weighted average shares outstanding for the period	12,854	13,685	12,824	13,700
Net income per share	$0.20	$0.27	$0.90	$0.92

DILUTED:
Net income	$2,612	$3,677	$11,601	$12,651
Weighted average shares outstanding for the period	12,854	13,685	12,824	13,700
Effect of dilutive securities: stock options and ESPP	71	227	99	229
Total	12,925	13,912	12,923	13,929
Net income per share	$0.20	$0.26	$0.90	$0.91

Options to purchase 972,964 shares of the Company’s common stock at an average price of $33.99 per share, and 839,816 shares at an average price of $33.33 per share for the three and nine months ended December 27, 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the three and nine months ended December 29, 2007, options to purchase 555,539 shares of the Company’s common stock at an average price of $37.08 per share, and 516,778 shares at an average price of $38.07 per share, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

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

The Company records a reduction to revenue for estimated product returns, including warranty related returns, in the same period as the related revenues are recorded.  These estimates are based on historical experience, analyses of outstanding Return Material Authorization and Allowance Authorization data and any other form of notification received of pending returns. Actual warranty charges are treated as sales returns. Neither historical warranty charges nor the accrual for warranty costs is material for any periods presented.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The reductions to revenue for estimated product returns for the three and nine months ended December 27, 2008 and December 29, 2007 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other(2)	Balance at End of Period
Three months ended December 27, 2008
Allowance for sales returns	$403	$195	$(193)	$405

Three months ended December 29, 2007
Allowance for sales returns	$144	$476	$(228)	$392

Nine months ended December 27, 2008
Allowance for sales returns	$483	$563	$(641)	$405

Nine months ended December 29, 2007
Allowance for sales returns	$199	$989	$(796)	$392

___________________
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

Operating Lease Obligations

The Company’s future minimum lease payments and sublease income under non-cancelable operating leases at December 27, 2008 are as follows (in thousands):

Payment Due by Year	Operating Lease	Estimated Sublease Income
Less than 1 year	$1,157	$17
2 years	1,044	-
3 years	359	-
	$2,560	$17

The Company leases facilities under non-cancelable lease agreements expiring at various times through September 2011.  Rental expense net of sublease income for the three and nine months ended December 27, 2008 amounted to $307,000 and $859,000, respectively. For the same periods of last fiscal year, such expenses were $233,000 and $693,000, respectively.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Note 10 – Common Stock Repurchase

There were no shares repurchased during the three and nine months ended December 27, 2008. Share repurchase activity for the three and nine months ended December 29, 2007 is as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Number of shares repurchased	-	212,560	-	317,360
Cost of shares repurchased	-	$7,379,000	-	$10,628,000
Average price per share	-	$34.71	-	$33.49

Since the inception of the repurchase program in 1992 through December 27, 2008, the Company has repurchased a total of 2,344,000 shares of common stock for an aggregate cost of $36,551,000.  Upon their repurchase, shares are restored to the status of authorized but un-issued shares.  As of December 27, 2008, a total of 556,000 shares remained authorized for repurchase under the program.

Note 11 – Segment Information

The Company operates in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal integrated circuits.  The Company's principal markets are in Asia, the United States, and Europe.  The Company’s chief operating decision maker, who is currently the Company’s Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Below is a summary of sales by major geographic area (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
United States	$7,105	$7,266	$23,019	$22,070
Asia (excluding China)	4,457	4,808	17,865	17,032
China	4,195	5,402	13,907	15,292
Europe	1,557	2,376	8,296	7,881
Other	282	295	713	663
Net Sales	$17,596	$20,147	$63,800	$62,938

Net property, plant and equipment by country are as follows (in thousands):

Country	December 27, 2008	March 29, 2008
United States	$7,583	$8,334
Hong Kong	1,659	1,582
	$9,242	$9,916

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Note 12 – Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representative and distributors. Revenue from sales to distributors and its related cost of sales are recognized upon resale to end-user customers.

For the three months ended December 27, 2008, a major medical instrumentation company accounted for approximately 14% of net sales. For the three months ended December 29, 2007, the same medical instrument company and a communications company accounted for approximately 12% and 16% of sales, respectively. Nearly all of the sales to the medical instrumentation company were through distributors and contract manufacturers. For the nine months ended December 27, 2008, the same major medical instrumentation company accounted for approximately 14% of net sales. For the nine months ended December 29, 2007, the same major medical instrumentation company and the same communications company each accounted for approximately 14% of net sales. There were no other customers that the Company believes accounted for more than 10% of the Company’s net sales for the three or nine months ended December 27, 2008 or December 29, 2007.

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

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates " and variations of these words and similar expressions, are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following (1) our belief that sales of our high voltage analog switches and multiplexers, high voltage pulsers, high-speed MOSFET drivers, and high voltage MOSFETs to this market will continue to increase if and when the overall market recovers and as the medical ultrasound market continues to expand globally; (2) our expectation that we will introduce more new integrated pulser ICs as well as ultrasound receiver blocks; (3) our belief that custom and standard high voltage pulsers and analog switches and multiplexers will contribute to our revenue growth if and when the market recovers; (4) our expectation that there will be a sequential quarterly decrease in sales in EL inverter ICs and printer ICs due to overall weak demand; (5) our expectation that sales of our LED driver ICs for general lighting applications will resume growth if and when the overall economy recovers; and our expectation that sales of LED driver ICs for the LED backlighting unit (BLU) for LCD TVs will begin to ramp in the fourth quarter of fiscal 2009 and will grow in fiscal 2010; (6) our expectation that backlighting module prices are expected to drop to a level competitive with CCFL BLU prices; (7) our current growth strategy to successfully transition our new products, and continuously and successfully introduce and market new technology and innovative products that meet our customers’ requirements; (8) our expectation that R&D expenses as a percentage of net sales may fluctuate; (9) our expectation that our tax rate will be  moderately higher in the fourth quarter of fiscal 2009; (10) our expectation that we will spend approximately $2,200,000 for capital acquisitions in fiscal 2009; (11) our belief that we have substantial production capacity in place to handle our projected business in fiscal 2009; (12) our belief that existing cash, cash equivalents together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months; (13) our belief that the estimated range of fair values of our ARS is appropriate; that the credit risk of our auction rate securities is very low; that we will receive the principal associated with these auction-rate securities; that the auction failures will not materially affect our ability to fund our working capital needs, capital expenditures, or other business requirements; and that declines in our ARS fair values are temporary; (14) our belief that our exposure to foreign currency risk is relatively small; and (15) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows.

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

Critical Accounting Policies

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. There have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in our fiscal 2008 Annual Report on Form 10-K.

Overview

We design, develop, manufacture, and market integrated circuits (ICs), including analog and mixed signal devices utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  We supply standard and custom high voltage interface products primarily for use in the imaging, medical electronics, telecommunications (telecom), LED driver ICs, and industrial/other markets. We also supply custom integrated circuits for our customers using customer-owned designs and mask toolings with our process technologies.

Results of Operations

Net Sales

We operate in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal ICs and specialty metal-oxide-field-effect-transistors (MOSFETs) . We have a broad customer base, which in some cases manufacture electronic end products and equipment spanning multiple markets. As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation. Actual results may differ slightly from those reported here.

Net sales for the three months ended December 27, 2008 were $17,596,000, a 13% decrease compared to $20,147,000 for the same period of the prior fiscal year. This year-over-year decrease in net sales resulted primarily from the current weak global economy affecting nearly all of our markets, one of our customers of EL inverter ICs for cell phones losing market share, and reduced shipments to telecom due to lower demand for driver ICs for a military radio application. Net sales decreased 25% from $23,453,000 when compared to the quarter ended September 27, 2008, primarily due to the weak global economy affecting nearly all of our target markets. However, sales of LED backlighting drivers increased, as demand increased from a tier-one flat screen TV OEM due to ramping of a new line of LCD TVs.

Net sales for the nine months ended December 27, 2008 were $63,800,000, a 1% increase compared to $62,938,000 for the same period of fiscal 2008. This resulted from increases during the first half of fiscal 2009 in sales of our medical electronics products, custom processing services and industrial products. This was partially offset by reductions in our sales in most markets due to the weak global economy and reductions in EL driver ICs, due to reduced demand from a communications customer for legacy products, while our new multi-segment EL driver ICs sales increased.

The table below shows our estimate of the breakdown of net sales to customers by end market for the three and nine months ended December 27, 2008, December 29, 2007, and the three months ended September 27, 2008, as well as year-over-year and quarterly sequential percentage changes (in thousands except percentages):

	Three Months Ended					Nine Months Ended
Net Sales	December 27, 2008	September 27, 2008	December 29, 2007	Sequential Change	Year-Over-Year Change	December 27, 2008	December 29, 2007	Year-Over-Year Change
Medical Electronics	$7,527	$9,912	$7,590	-24%	-1%	$26,967	$23,790	13%
Imaging	4,649	6,514	6,804	-29%	-32%	17,470	20,413	-14%
Industrial/ Other	3,299	4,189	2,867	-21%	15%	10,386	9,760	6%
Telecom	1,215	2,101	2,380	-42%	-49%	5,981	6,103	-2%
LED Lighting	906	737	506	23%	79%	2,996	2,872	4%
Net Sales	$17,596	$23,453	$20,147	-25%	-13%	$63,800	$62,938	1%

	Three Months Ended			Nine Months Ended
Net Sales	December 27, 2008	September 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Medical Electronics	43%	42%	38%	42%	38%
Imaging	26%	28%	34%	28%	32%
Industrial/Other	19%	18%	14%	16%	15%
Telecom	7%	9%	12%	9%	10%
LED Lighting	5%	3%	2%	5%	5%
Net Sales	100%	100%	100%	100%	100%

Our medical electronics product family accounted for the largest sales of all of our five focus markets for the three and nine months ended December 27, 2008 and December 29, 2007, and for the three months ended September 27, 2008. Sales to the medical electronics market for the three months ended December 27, 2008 were $7,527,000, which were essentially flat with the same period of the prior fiscal year. Sales to the medical electronics market decreased 24% sequentially due the weak global economy, normal seasonal decline in demand for our analog switches, high voltage pulser circuits and chipsets, and reduced custom processing services.

For the nine months ended December 27, 2008, our medical electronics sales were $26,967,000, an increase of $3,177,000, or 13%, compared to the same period in the prior fiscal year. The year-over-year increase in the net sales is due to higher demand in the first half of fiscal 2009 reflected in strong shipments of our high voltage pulser circuits and chipsets, and our analog switches and multiplexers.

In recent years, the medical ultrasound systems market has experienced significant growth in the transportable and hand-carried units. These high-performance, portable, low-cost systems are also accelerating the proliferation of ultrasound imaging applications in the medical disciplines other than the traditional clinical prenatal applications, such as cardiovascular and organ scans.  Geographically, our market has expanded as well, as China, Korea and India are designing and producing medical ultrasound imaging machines.  We believe that sales of our high voltage analog switches and multiplexers, high voltage pulsers, high-speed MOSFET drivers, and high voltage MOSFETs to this market will continue to increase if and when the overall market recovers and as the medical ultrasound market continues to expand globally.  We are heavily investing in product development for this market and we expect to introduce more new integrated pulser ICs as well as ultrasound receiver building blocks.  Custom and standard high voltage pulsers and analog switches and multiplexers are projected to contribute to our revenue growth if and when the market recovers.

Sales in the imaging market for the three and nine months ended December 27, 2008 were $4,649,000 and $17,470,000, a decrease of 32% and 14%, respectively, when compared to the same periods in the last fiscal year.  These sales decreases were due to a decline in shipments of our legacy EL inverter ICs due to reduced demand for these products from a handset customer as that customer’s products continued to lose market share. The year-to-date decrease was partially offset by the production ramp-up in the first half of fiscal 2009 of our multi-segment EL inverter ICs to two cell phone customers. Sales for the three months ended December 27, 2008, when compared to the prior fiscal quarter, were 29% lower due primarily to a decline in shipments of our EL inverter ICs for cell phones, as one of our customers lost market share. We expect a sequential quarterly decrease in sales of EL inverter ICs and printer ICs primarily due to overall weak demand.

Sales in the industrial and other markets for the three and nine months ended December 27, 2008 were $3,299,000 and $10,386,000, respectively, or increases of 15% and 6%, respectively, as compared with the same periods of the prior fiscal year, primarily due to increased shipments of a driver for automatic test equipment. Sales in the third fiscal quarter were lower by $890,000 sequentially, primarily due to a reduction in demand for that product.

Sales to the telecom market decreased 49% during the three months ended December 27, 2008 to $1,215,000 compared to the same period a year ago and decreased 42% sequentially.  These year-over-year and sequential decreases were due to the weak global economy, lower shipments of driver ICs for a military radio application and reduced demand for high voltage MEMS driver ICs for optical-to-optical switching applications.

For the nine months ended December 27, 2008, sales to the telecom market decreased $122,000, or 2%, to $5,981,000 compared to the same period of last fiscal year.

Sales of LED driver ICs for lighting and backlighting were $906,000 for the three months ended December 27, 2008 compared to $506,000 for the same period last year and $737,000 for the prior quarter. The quarterly year-over-year and sequential increases in sales were primarily due to increased shipments of our high voltage LED driver ICs for backlighting a new line of LCD TVs going into volume production at a tier-one OEM.

For the nine months ended December 27, 2008, sales to the LED lighting and backlighting market were $2,996,000 compared to $2,872,000 for the same period of last fiscal year, as sales of LED drivers for general lighting were significantly higher during this period of fiscal 2009, while sales of LED driver ICs for the LED backlighting unit (BLU) for LCD TVs were lower. This was due to the sales trend during the first half of fiscal 2009 compared to the prior year, as sales of LED drivers for general lighting applications were significantly higher, while sales of LED driver ICs for the LED backlighting unit (BLU) for LCD TVs declined steeply. However, in the third quarter of fiscal 2009, sales of LED driver ICs for backlighting LCD TVs resumed growth and demand for LED drivers for general lighting reduced slightly. We expect that sales of our driver ICs for general lighting applications will resume growth if and when the overall economy recovers. We also expect that sales of LED driver ICs for the LED backlighting unit (BLU) for LCD TVs will begin to ramp in the fourth quarter of fiscal 2009 and will grow in fiscal 2010 when LED BLU prices are expected to drop to a level competitive with CCFL BLU prices, while the LED BLU offers far superior contrast ratio and power consumption.

Our current growth strategy relies on our ability to continuously and successfully introduce and market new technology and innovative products that meet our customers’ requirements.

Our principal markets are in Asia, the United States, and Europe.  Sales by geography as well as year-over-year and sequential percentage changes were as follows, where international sales include sales to the U.S. based customers if the products are delivered to their contract manufacturers outside the U.S. (in thousands except percentages):

	Three Months Ended					Nine Months Ended
Net Sales	December 27, 2008	September 27, 2008	December 29, 2007	Sequential Change	Year-Over-Year Change	December 27, 2008	December 29, 2007	Year-Over-Year Change
United States	$7,105	$8,214	$7,266	-14%	-2%	$23,019	$22,070	4%
Asia (excluding China)	4,457	6,086	4,808	-27%	-7%	17,865	17,032	5%
China	4,195	5,352	5,402	-22%	-22%	13,907	15,292	-9%
Europe	1,557	3,544	2,376	-56%	-34%	8,296	7,881	5%
Other	282	257	295	10%	-4%	713	663	8%
Net Sales	$17,596	$23,453	$20,147	-25%	-13%	$63,800	$62,938	1%

International Sales	$10,491	$15,239	$12,881	-31%	-19%	$40,781	$40,868	0%
Domestic Sales	7,105	8,214	7,266	-14%	-2%	23,019	22,070	4%
Net Sales	$17,596	$23,453	$20,147	-25%	-13%	$63,800	$62,938	1%

Net sales to international customers for the three months ended December 27, 2008 were $10,491,000 or 60% of net sales as compared to $12,881,000, or 64% of net sales for the same period of the prior fiscal year and $15,239,000 or 65% for the three months ended September 27, 2008. Sales to international customers for the three months ended December 27, 2008 decreased 19% compared to the same period last year and decreased 31% sequentially, primarily due to the weak global economy and reduced demand for EL inverter ICs.

For the nine months ended December 27, 2008, net sales to international customers were $40,781,000 or 64% of net sales, as compared to $40,868,000 or 65% of net sales for the same period of the prior fiscal year.

Net sales to domestic customers for the three months ended December 27, 2008 decreased 2% compared to the same period of the prior fiscal year and 14% sequentially. The sequential decrease in domestic sales is primarily due to lower custom processing services. For the nine months ended December 27, 2008, net sales to domestic customers increased 4% compared to the same period of the prior fiscal year.

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

	Three Months Ended			Nine Months Ended
( in thousands except percentages)	December 27, 2008	September 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Gross Margin Percentage	54%	57%	56%	56%	59%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Sale of Previously Written Down Inventory	$443	$356	$287	$1,125	$1,065
Percentage of Net Sales	3%	2%	1%	2%	2%

Gross profit for the quarter ended December 27, 2008 was $9,520,000, compared to $11,232,000 for the same period of fiscal 2008, and $13,289,000 for the prior quarter. The year-over-year quarterly decrease in gross profit was primarily attributable to decreased sales. The $3,769,000 sequential decrease in gross profit resulted primarily from reduced sales, unfavorable product mix, and increased charges for inventory excess and obsolescence. For the nine months ended December 27, 2008, gross profit was $35,560,000 compared to $36,927,000 for the same period of last fiscal year. The decrease in gross profit was primarily attributable to lower use of fab capacity for research and development wafer processing and reduction in average selling prices on certain products.

Gross margin, which is gross profit as a percent of net sales, was 54% for the three months ended December 27, 2008 compared to 56% for the same period of the prior fiscal year and 57% for the prior quarter.  The year-over-year quarterly decrease in gross margin was primarily attributable to reduced absorption of factory costs during the period and by a decline in average selling prices on certain products.  The sequential decline in gross margin was primarily due to unfavorable product mix and increased charges for inventory excess and obsolescence. For the nine months ended December 27, 2008, gross margin was 56% compared to 59% for the same period of the prior fiscal year. The decrease in gross margin was primarily due to lower use of fab capacity for research and development wafer processing and reduction in average selling prices on certain products.

We wrote down inventory totaling $1,123,000 and $1,969,000 for the three and nine months ended December 27, 2008, respectively. For the comparable periods in fiscal 2008, we wrote down inventory totaling $1,235,000 and $2,085,000, respectively. We recorded revenue from sales of previously written-down inventory of $443,000 and $1,125,000 for the three and nine months ended December 27, 2008, respectively. Such amounts were $287,000 and $1,065,000 for the three and nine months ended December 29, 2007, respectively.

Research and Development (R&D) Expenses

	Three Months Ended					Nine Months Ended
( in thousands except percentages)	December 27, 2008	September 27, 2008	December 29, 2007	Sequential Change	Year-Over-Year Change	December 27, 2008	December 29, 2007	Year-Over-Year Change
R&D Expenses	$3,467	$3,802	$3,358	-9%	3%	$11,306	$10,981	3%
Percentage of Net Sales	20%	16%	17%			18%	17%

R&D expenses include payroll and benefits, processing costs, and depreciation. We also expense prototype wafers and mask sets related to new product development as R&D expenses until such new products are released to production.

Expenditures for R&D were $3,467,000 for the three months ended December 27, 2008, as compared to $3,358,000 and $3,802,000 for the three months ended December 29, 2007 and September 27, 2008, respectively. The net increase of $109,000 for the third fiscal quarter compared to the same period in the prior year primarily resulted from an increase in payroll expense partially offset by a reduction in benefits resulting from a decline in fair value of our Supplemental Employee Retirement Plan (“SERP”). Compared to the prior quarter, R&D expenses were $335,000 lower due to a reduction in payroll and benefits of $356,000 primarily resulting from a decline in fair value of our SERP.

For the nine months ended December 27, 2008, R&D expenses increased $325,000 to $11,306,000, compared to $10,981,000 for the same period of the prior fiscal year. The increase was due to higher payroll expense of $1,316,000, partially offset by a reduction in usage of fab services for wafer processing development of $931,000.

Some aspects of our R&D efforts require significant short-term expenditures.  As such, timing of such expenditures may cause fluctuations in our R&D expenses. In general, we have increased R&D activities in order to meet current and future new product requirements of our customers and markets. R&D expenses as a percentage of net sales may fluctuate from quarter to quarter.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended					Nine Months Ended
( in thousands except percentages)	December 27, 2008	September 27, 2008	December 29, 2007	Sequential Change	Year-Over-Year Change	December 27, 2008	December 29, 2007	Year-Over-Year Change
SG&A Expenses	$3,157	$3,900	$3,888	-19%	-19%	$10,853	$11,726	-7%
Percentage of Net Sales	18%	17%	19%			17%	19%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside professional services such as legal, auditing and tax.

SG&A expenses for the three months ended December 27, 2008 were $3,157,000, a decrease of $731,000 when compared to $3,888,000 for the same period last year. The year-over-year decrease is primarily due to lower payroll and benefit expenses of $314,000, lower commissions of $217,000, and lower bad debt expense of $158,000. SG&A expenses decreased $743,000 from $3,900,000 when compared to the prior quarter. The sequential decrease was primarily due to lower benefit expense of $424,000 resulting from a decline in fair value of SERP, lower professional service expense of $192,000, and lower commission expense of $100,000.

SG&A expenses for the first nine months of fiscal 2009 were $10,853,000, a reduction of $873,000 from $11,726,000 for the same period of last fiscal year. This decrease was due to a reduction in payroll and benefit expenses of $535,000 resulting primarily from a decline in fair value of our SERP, a reduction in commissions and salesman incentives of $490,000, a reduction in bad debt expense of $172,000, and a reduction in travel and entertainment expenses of $108,000, partially offset by higher tax and other consulting expenses of $424,000.

Interest Income and Other Income, Net

	Three Months Ended					Nine Months Ended
( in thousands except percentages)	December 27, 2008	September 27, 2008	December 29, 2007	Sequential Change	Year-Over-Year Change	December 27, 2008	December 29, 2007	Year-Over-Year Change
Interest Income and Other Income (Expense), Net	$(144)	$714	$1,332	-120%	-111%	$1,545	$4,426	-65%
Percentage of Net Sales	-1%	3%	7%			2%	7%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments, was $881,000 and $2,763,000 for the three and nine months ended December 27, 2008, respectively, compared to $1,664,000 and $4,485,000, respectively, for the same periods of the prior fiscal year. The year-over-year decreases in interest income resulted primarily from lower investment yields. Interest income increased $40,000 from $841,000 for the prior quarter.  The sequential increase was primarily driven by higher cash and investment balance, partially offset by lower investment yields.

Other expense, net, for the three and nine months ended December 27, 2008 was $1,025,000 and $1,218,000, respectively, compared to $332,000 and $59,000 for the same periods in the prior fiscal year, respectively, and $127,000 for the prior quarter. The year-over-year and sequential differences were primarily due to a decline in fair value of investments held by our SERP.

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

The provision for income taxes for the three months ended December 27, 2008 was $140,000 on income before tax of $2,752,000 at the effective tax rate of 5%, compared to $1,641,000 on income before tax of $5,318,000 at the effective tax rate of 31% for the same period in the prior fiscal year, and $1,752,000 on income before tax of $6,301,000 at the effective tax rate of 28% for the prior quarter. The provision for income taxes for the nine months ended December 27, 2008 was $3,345,000 on income before tax of $14,946,000 at the effective tax rate of 22% compared to $5,995,000 on income before tax of $18,646,000 at the effective tax rate of 32%. The year-over-year decreases in the estimated effective tax rate for the three and six months ended December 27, 2008 compared to same periods in the prior fiscal year were primarily due to the retroactive reinstatement of the federal R&D credit, the expiration of tax contingencies, shifts of income among jurisdictions with different tax rates, and a favorable resolution of a prior year tax uncertainty of approximately $295,000, including interest, recognized by the Company in the first quarter of fiscal 2009. Also, because of the retroactive reinstatement of the R&D credit and the expiration of tax contingencies, the effective tax rate in third quarter of fiscal 2009 was sequentially lower. We estimate our tax rate to be moderately higher in the fourth quarter of fiscal 2009.

The "Emergency Economic Stabilization Act of 2008," which contains the "Tax Extenders and Alternative Minimum Tax Relief Act of 2008", or the 2008 Tax Act, was signed into law on October 3, 2008. Under the 2008 Tax Act, the federal R&D credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law were recognized in our third fiscal quarter, which is the quarter in which the 2008 Tax Act was enacted.

We maintain liabilities for uncertain tax positions within our income taxes payable account. The determination of the liability amount involves considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

Financial Condition

Overview

We ended the third quarter of fiscal 2009 with $135,685,000 in cash, cash equivalents, short-term and long-term investments.  This represents an increase of $14,425,000 when compared with the amount of $121,260,000 on March 29, 2008.  As of December 27, 2008, working capital was $75,082,000, an increase of $28,588,000 from $46,494,000 as of March 29, 2008.  Working capital is defined as current assets less current liabilities.  The increase in working capital was primarily the result of cash generated from operations and partial redemptions of our ARS in July and December 2008.

Liquidity and Capital Resources

 In summary, our cash flows were as follows:

	Nine Months Ended
( in thousands)	December 27, 2008	December 29, 2007
Net cash provided by operating activities	$21,218	$14,925
Net cash provided by (used in) investing activities	9,971	(5,241)
Net cash provided by (used in) financing activities	1,664	(8,357)
Net increase in cash and cash equivalents	$32,853	$1,327

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the nine months ended December 27, 2008, net cash provided by operating activities was $21,218,000. This increase in cash resulted primarily from net income of $11,601,000, adjusted for non-cash items of $8,468,000. Additionally, trade accounts receivable reduced by $3,031,000 due to a reduction in sales in the third quarter of fiscal 2009 compared to the fourth fiscal quarter of last year, and prepaid expenses and other assets reduced by $2,352,000 due to a reduction in interest receivable resulting from timing of interest payments received and lower yields, and income taxes receivable reduced due to a settlement of an IRS examination of the Company’s fiscal 2004 income tax return. These increases in cash were partially offset by uses of cash resulting from a reduction in trade accounts payable and accrued expenses of $2,590,000, as accounts payable reduced due to lower production activity and our SERP assets decreased due to a reduction in valuation resulting from the recent economic downturn, and due to increased inventories of $2,294,000, as the decline in shipments was greater than the decline of wafer fab production during the nine month period ended December 27, 2009.

For the nine months ended December 29, 2007, net cash provided by operating activities was $14,925,000. This increase in cash was primarily attributable to net income of $12,651,000, adjusted for non-cash items of $6,616,000, resulting in part from an inventory reserve established for a discontinued product ramp-up, and from an increase in income taxes payable of $1,978,000. This was partially offset by an increase in inventories of $5,358,000 resulting from an increase in higher valued inventory in our back-end test facility, and due to an increase in trade accounts receivable of $1,177,000.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales of short-term investments. Cash provided by investing activities for the nine months ended December 27, 2008 was $9,971,000. This increase of cash included partial auction rate security redemptions at par value of $12,150,000, partially offset by capital expenditures of $1,803,000, such as for adding production testing capacity and for wafer fab equipment upgrades, and by $540,000 for purchase of trading securities under our SERP during the first three quarters of fiscal 2009.

We expect to spend approximately $2,200,000 for capital acquisitions in fiscal 2009, of which we have spent $1,803,000 during the nine months ended December 27, 2008. We believe that we have substantial production capacity in place to handle our projected business in fiscal 2009.  Most of our property, plant and equipment, net, of $9,242,000 are located in the United States. We also believe that existing cash and cash equivalents together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Cash used in investing activities for the nine months ended December 29, 2007 was $5,241,000, primarily due to the timing of purchases and sales of short-term investments and capital expenditures of $3,795,000.

Our investment portfolio is primarily comprised of auction rate securities (ARS) and money market funds. As of December 27, 2008, the ARS we held had a par value of $88,450,000 and had contractual maturities between 16 and 32 years. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates were reset every seven to thirty-five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.

Since the fourth quarter of fiscal 2008, the ARS auction market has experienced failures. In general, for each unsuccessful auction, the interest rate moves to a maximum rate defined for each ARS, unless the interest earned reaches the maximum amount stipulated by the prospectus. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 16 to 32 years.  Although no assurance can be given, we expect that we will receive the full principal associated with these auction-rate securities through one of the means described above. We received a payment of $11,200,000 in July 2008, representing approximately 86% of our holding of one ARS, and another payment of $950,000 in December 2008, representing 19% of our holding of another ARS, both parts of which were redeemed at par value. We continue to believe that the credit quality of the ARS we hold is high, as they are backed by student loans and are primarily guaranteed by the US Department of Education and continue to be rated by the major independent rating agencies as either AAA or Aaa.

While the recent auction failures will limit our ability to liquidate these investments for some period of time and we have, as a result, reclassified our ARS investments as long-term, we do not believe the auction failures will materially affect our ability to fund our working capital needs, capital expenditures, or other business requirements. As of December 27, 2008, we had approximately $75,082,000 of working capital, including $50,755,000 of cash and cash equivalents, and we have generated cash from our operations for the past several years.

As of December 27, 2008, due to the lack of availability of observable market quotes on our investment portfolio of ARS, all of our investments in ARS were classified as Level 3 and the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. This Level 3 fair value of $79,000,000 represents approximately 61% of total assets measured at fair value. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the ARS.

Using this discounted cash flow model, we determined that there was a temporary impairment of $9,450,000 to par value of our ARS as of December 27, 2008. This unrealized loss reflects the decline in the estimated fair value of these ARS in accordance with SFAS 115. We concluded that the impairment losses were temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	recently, some ARS were redeemed at par value;

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the US Department of Education;

•	there have been no defaults on the ARS we held as of December 27, 2008;

•	their AAA or Aaa credit ratings have not been reduced as of December 27, 2008;

•	we have the intent and ability to hold these investments until the anticipated recovery in market value occurs; and

•
we received a payment of $11,200,000 in July 2008 and a payment of $950,000 in December 2008, representing approximately 86% and 19% of our holding of two ARS, respectively, both of which were partially redeemed at par value.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 1991 and 2001 Plans and sale of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities as required by SFAS 123R, and of repurchases of stock on the open market. Net cash provided by financing activities for the nine months ended December 27, 2008 was $1,664,000 primarily due to the proceeds from the exercise of stock options and stock purchases under the ESPP of $1,607,000 and excess tax benefit of $57,000 related to stock based compensation.

Net cash used by financing activities for the nine months ended December 29, 2007 was $8,357,000, which resulted primarily from the repurchase of 317,360 shares of our common stock for $10,628,000. This was partially offset by proceeds from the exercise of stock options and stock purchases under the ESPP totaling $2,033,000 and excess tax benefit of $238,000 related to stock based compensation.

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

The following table summarizes our significant contractual cash obligations at December 27, 2008, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years
Operating lease obligations (1)	$2,560	$1,157	$1,044	$359
Purchase obligations	7,103	6,053	999	51
Total contractual cash obligations	$9,663	$7,210	$2,043	$410

(1) We lease facilities under non-cancelable lease agreements expiring at various times through September 2011.  Rental expense net of sublease income for the three and nine months ended December 27, 2008 amounted to $307,000 and $859,000, respectively.

Effective April 1, 2007, we adopted the provisions of FIN 48 (see Note 7).  As of December 27, 2008, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables was $2,637,000. As of December 27, 2008, we have accrued $232,000 of interest and $401,000 of penalties associated with our uncertain tax positions. We did not include these obligations in the table above as we cannot determine the timing of cash payments that will be made associated with these uncertain tax positions.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board ("FASB") issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” ("FSP157-3"), to clarify the application of the provision of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies our December 27, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition, as of and for the period ended December 27, 2008.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” ("SFAS 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (March 29, 2009 for us).  We are currently assessing the potential impact that the adoption of SFAS 161 will have on our Consolidated Financial Statements, but do not expect it to have a material effect.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity.  SFAS 160 is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (March 29, 2009 for us).  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We are currently assessing the potential effect that the adoption of SFAS 160 will have on our Consolidated Financial Statements, but do not expect it to have a material effect.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” ("SFAS 141(R)").  The revised standard continues the movement toward the greater use of fair values in financial reporting. SFAS 141(R) will significantly change how business acquisitions are accounted for and will affect financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (March 29, 2009 for us).  SFAS 141(R) will be applied prospectively, meaning in our case it will apply to acquisitions occurring on or after March 29, 2009. We are currently assessing the potential effect that the adoption of SFAS 141(R) will have on our Consolidated Financial Statements, but do not expect it to have a material effect.

In the first quarter of fiscal 2009, we adopted Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” ("SFAS 157") for all financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS 157 did not have a significant effect on our Consolidated Financial Statements, and the resulting fair value calculated under SFAS 157 after adoption did not significantly differ from the fair values that would have been calculated under previous guidance. See Note 2 to the Consolidated Financial Statements for further discussion.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS 159"), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 also requires cash flows from purchases, sales, and maturities of trading securities to be classified based on the nature and purpose for which the securities were acquired. SFAS 159 became effective for Supertex in first quarter of fiscal 2009.We did not elect the fair value option for any of our financial assets or liabilities. We assessed the nature and the purpose of our investment in trading securities and reclassified purchases of trading securities from operating cash flow to investing cash flow based upon paragraph 16 of SFAS 159. The cash flows of $376,000 from trading securities were classified as investing activities for the nine months ended December 27, 2008.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of the investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio is primarily comprised of auction rate securities ("ARS") and money market funds.  Investments and cash and cash equivalents generated interest income of $881,000 and $2,763,000 in the three and nine months ended December 27, 2008, respectively.  Based on our investment and cash and cash equivalent balance as of December 27, 2008, one percentage point change in interest rates would cause change in our quarterly interest income in an amount of approximately $348,000.

As of December 27, 2008, we had no long-term debt outstanding.

ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we have recently encountered with regard to our ARS, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We believe the declines in our ARS fair values due to the lack of liquidity to be temporary. Due to this temporary impairment in value of our ARS, we recorded an unrealized loss of $9,450,000 to par value as of December 27, 2008.

As of December 27, 2008, the ARS we held had a total par value of $88,450,000 and had contractual maturities between 16 and 32 years. In the three months ended December 27, 2008, we recorded an additional $4,050,000 decline to par value of our ARS resulting from the recent fluctuation in bond rates.

Our ARS are in the form of auction rate bonds whose interest rates were reset every seven to thirty-five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The ARS we hold are backed by student loans and also are primarily guaranteed by the US Department of Education. In addition, all the ARS we hold are rated by the major independent rating agencies as either AAA or Aaa. As a result, we believe the credit risk is very low.

Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the event we need to access the funds associated with failed auctions, they are not expected to be available until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying security has matured.

If the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the US government fails to support its guaranty of its obligations, we may be required to adjust the carrying value of these ARS and record other-than-temporary impairment charges in future periods, which could materially affect our financial condition. However, we expect that we will receive the principal associated with these ARS through one of the means described above.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 27, 2008, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect such control.

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

Item 1A.  Risk Factors

Set forth below is a material addition to the risk factors discussed in our Annual Report on Form 10-K for the year ended March 29, 2008. Otherwise, there have been no material changes to the risk factors disclosed in Item 1A of Part I of our Form 10-K for the fiscal year ended March 29, 2008, filed on June 12, 2008, which risk factors are hereby incorporated by reference.

Adverse and uncertain global economic conditions make forecasting demand difficult and may harm our business.

Unfavorable global economic conditions, including the recession and recent disruptions to the credit and financial markets, could cause consumer and capital spending to continue to slow down, which may decrease demand for our customers’ products and hence our products and our revenues would be adversely affected. In addition, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which may impair the ability of our customers to pay for products they have purchased which could cause us to increase our allowance for doubtful accounts and write-offs of accounts receivable. Furthermore, the uncertainty in when our economy will recover means uncertain demand for our products which make it more difficult to manage inventories so that we can timely respond to our customers if and when their demand for our products increases and may lead to greater write-offs of inventory. In addition, such uncertainty in demand make planning more difficult and subject to error which could impact our decision-making and have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Dated: February 4, 2009
By: /s/PHILLIP A. KAGEL
Phillip A. Kagel
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)