Form 10-K
period 2009-03-28
SUPERTEX INC
filed 2009-06-09
CIK 730000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
(x)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended March 28, 2009
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _______ to ________
Commission File No. 0-12718

SUPERTEX, INC.
(Exact name of Registrant as specified in its charter)

California	94-2328535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Check one.    Large accelerated filer ☐
Accelerated filer  ☒            Non-accelerated filer ☐            Smaller Reporting Company ☐

As of September 26, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, there were 12,845,656 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was $324,744,251 based on the closing price reported on the NASDAQ National Market on September 26, 2008. Shares of common stock held by officers, directors and other persons who may be deemed “affiliates” of the Registrant have been excluded from this computation.  This determination of affiliate status is not necessarily a conclusive determination for other purposes. The total number of shares outstanding of the Registrant's common stock as of May 26, 2009, was 12,887,639.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Documents Incorporated by Reference:  Part III incorporates by reference portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on August 14, 2009 (the "Proxy Statement").

Exhibit Index is on Page 68
Total number of pages is 75

SUPERTEX, INC.
ANNUAL REPORT - FORM 10K

		PART I
			Page
Item	1.	Business	1
Item	1A.	Risk Factors	10
Item	1B.	Unresolved Staff Comments	13
Item	2.	Properties	13
Item	3.	Legal Proceedings	13
Item	4.	Submission of Matters to a Vote of Security Holders	13

		PART II

Item	5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	14
Item	6.	Selected Financial Data	16
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	33
Item	8.	Financial Statements and Supplementary Data	34
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
Item	9A.	Controls and Procedures	35
Item	9B.	Other Information	36

		PART III

Item	10.	Directors, Executive Officers, and Corporate Governance	36
Item	11.	Executive Compensation	36
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
Item	13.	Certain Relationships and Related Transactions, and Director Independence	37
Item	14.	Principal Accountant Fees and Services	37

		PART IV

Item	15.	Exhibits and Financial Statement Schedules	38

Signatures			40

PART I

Item 1.  Business

This Annual Report on Form 10-K includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates, " and variations of these words and similar expressions, are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) we expect our newer products to be the driver for increased revenue; (2) we expect the LED Driver market to show the highest growth rate in the future; (3) we expect the medical ultrasound market to continue to grow in the coming years and we will continue to be a major player in this business; (4) we expect growth to continue in  the LED driver IC market as LCD TVs continue to gain traction in the marketplace and that this market will become a large market during the next few years; (5) we expect to leverage our newly-developed high voltage design processes to introduce many new products and expect to complete many of the fifty-two products under development in fiscal 2010 and the balance by 2011; (6) we  believe that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in research and development; (7) we believe that we are well positioned to fulfill our wafer manufacturing capacity needs for the near future and that nearly all of our current backlog will be shipped in fiscal 2010; (8) our goal to simplify customers implementation of and switching to LEDs for lighting with user-friendly, reliable solutions; (9) we believe we are competitive with respect to product prices, product performance and diversity of product lines, delivery capabilities, customer relationships and the ability to adapt to rapid technological change in the development of new and improved products; (10) we believe that our patents may have value and that our success depends primarily on the experience, creative skills, technical expertise, and marketing ability of our personnel rather than on the ownership of patents; (11) our belief that our continued growth and success will depend in part on our ability to attract and retain highly skilled employees; (12) our view that the seasonality impact on our medical ultrasound product sales may be mitigated with more new products and design wins although the trend is less predictable; (13) our expectation that international sales will continue to account for a significant portion of our sales; (14) we believe that we will be able to recover our ARS at par value in a future period, that the estimated range of fair value of our ARS is appropriate, that their credit quality is high and that the auction failures will not materially impact our ability to fund our working capital needs, capital expenditures and other business requirements; (15) our belief that possible claims and assessments are unlikely to result in a material adverse impact; (16) we believe that our deferred tax assets recorded on our balance sheet will be utilized and our expectation that the California effective tax rate will be lower; (17) we believe that we will be able to substantially meet our production needs from our wafer fabrication and testing facilities in the coming fiscal year; (18) we believe that when the medical ultrasound and high-speed industrial printer target markets recover our sales will grow; (19) we expect increasing sales to the LED target market in fiscal 2010 in both backlighting and general lighting due to the introduction of our new line of LED backlight driver ICs for flat screen TVs and additional new products for general lighting applications; (20) we expect to keep R&D spending in fiscal year 2010 at 17% to 19% of net sales; (21) we expect SG&A expenses may increase in absolute dollars if the overall economy improves and our sales recover correspondingly and SG&A expenses may fluctuate as a percentage of net sales; (22) we expect to spend approximately $2,900,000 for capital acquisitions in fiscal 2010; (23) our belief  that the effect of our contractual obligations is expected to be minimal on liquidity and cash flow in future periods; (24) we believe that we have substantial production capacity in place to handle any projected increase in business in fiscal 2010 and we also believe that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months; (25) we believe that our cash exposure to fluctuations on foreign exchange rates is relatively small, thus we do not employ hedging techniques designed to mitigate this foreign currency exposure; and (26) our efforts to strive to be the technology enabler for our customers.

These statements are only predictions, are not guarantees, of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in Item 1A “Risk Factors” and elsewhere in this report, as well as the risks (1) that our patents may not have material value and that there may not be a market to cross-license them; (2) that there may be alternative ways for us to maintain our competitive position than through investments in R&D, that these alternatives may cost us less money or be more effective than investments in R&D, that our investments in R&D may not result in new products, and that even if our investments in R&D result in new products, these products may not enable us to maintain our competitive position; (3) that the failures of the auction markets may continue and the government guarantees on our securities may not be as strong as we had thought so that we would incur losses on our ARS; (4) that we will not generate enough cash from operations to meet our cash and working capital requirements through the end of fiscal 2010; (5) that we need to spend more on capital acquisitions than anticipated, or that we overestimate or underestimate our need for capital acquisition; (6) that changes in short-term interest rates are significant enough to affect our investment portfolio; (7) that our customers and potential customers will not design our devices into their products or their products containing our devices will not have the demand we anticipate, or competitors will design products in our niche and drive down our prices and gross margins; (8) that our newly introduced products will not be widely adopted so that they do not generate substantial revenue; and (9) that our estimates of trends in our focus markets are inaccurate and in particular that the use of LEDs in LCD TVs may not expand. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Supertex, Inc. (“Supertex,” the “Company,” “we,” and “us”) is a producer of high voltage analog and mixed signal semiconductor components.  We design, develop, manufacture, and market integrated circuits (“ICs”), utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  With respect to our DMOS transistor products, we maintain an established position in providing key products for the telecommunication, medical, and automatic test equipment (“ATE”) industries.  We have also been an industry leader in high voltage integrated circuits (HVCMOS and HVBiCMOS), taking advantage of the best features of CMOS, bipolar and DMOS technologies and integrating them into the same chip.  These ICs are used in the, medical ultrasound imaging, telecommunications, LCD TV, LED general lighting, printer, flat panel display, industrial and consumer industries.

We market and sell our products through direct sales personnel, independent sales representatives and distributors in the United States of America and abroad, primarily to original equipment manufacturers of electronic products. We were incorporated in California in October, 1975, and conducted an initial public offering of Common Stock in December, 1983.  Our executive offices are located at 1235 Bordeaux Drive, Sunnyvale, California, 94089, and our principal manufacturing facilities are located in San Jose, California, and in Hong Kong. We have two design centers, one in our Sunnyvale worldwide headquarters and the other in our wholly owned subsidiary, Supertex, Ltd, in Hong Kong.  Our Hong Kong facility also houses the headquarters of Supertex, Ltd., worldwide logistic and distribution center, and production test facilities. We maintain ten direct field sales offices located in the following areas: Irving, Texas; Oley, Pennsylvania; the United Kingdom; Germany; Hong Kong, Shanghai & Shenzhen, China; Taiwan; Japan; and South Korea.  Our headquarters’ mailing address is 1235 Bordeaux Drive, Sunnyvale, California 94089 and the telephone number is (408) 222-8888.  Our website address is www.supertex.com. The content of the website is not incorporated into this Form 10-K.

Products and Markets

Our high voltage analog and mixed signal ICs are designed, developed, and manufactured utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. Our focus markets are Medical Electronics, LED Lighting, Imaging, and Telecom, with an Industrial/Other catchall. Our products are primarily used in or with medical ultrasound instruments, large commercial ink jet printers, light emitting diodes (“LEDs”) for backlighting TVs and general lighting, electro-luminescent (“EL”) lamps for applications in cell phone keypads and hand-held devices, and optical MEMS for telecommunication and data communication markets.  Our products are basically interface products, interfacing between low voltage logic circuits and high voltage “real world” media and vice versa.  We supply both standard and custom products. The typical gestation period of our new products from introduction through design-in by the customer to volume production is one year although certain products for medical have longer gestation periods. During fiscal 2009, we introduced ten new products, the majority of which were aimed at high growth markets such as medical ultrasound imaging and solid-state LED lighting.  We expect our newer products to be drivers for increased revenue as our customers design them into their products whose sales ramp up, and as we continue to introduce substantial numbers of new products in the future.

We also provide custom processing services for the manufacture of ICs, using customer-owned designs and mask tooling. Under this “custom processing service” or “foundry” arrangement, a tangible product is made and sold, and the Company bears the risk of loss until title is passed.  Title to the product under the custom processing service arrangement is passed to the customer at the time of shipment.   During fiscal 2009, sales of custom processed products represented approximately 15% of our total revenues, compared to 13% in fiscal 2008.

For each of our focus markets, the table below shows the submarkets we address, together with our product offerings and strategies. We currently generate the majority of our product revenue in the Medical Electronics and Imaging markets, although as the solid-state lighting market continues to evolve, we expect the LED Driver market to show the highest growth rate in the future.

Markets, Products and Strategies
Focus Markets	Submarket	Products	Strategies
Medical Electronics	Ultrasound Imaging Processing services	3rd Gen. MUX, HV Pulsers, Beam Former, FET Drivers Custom Processing Services	Custom and proprietary, Leadership Opportunistic business with industry leaders

LED Drivers	LED Lighting
RGB and White Backlighting for LCD TVs, Displays and Monitors, and Notebook screens; Street Lights and Traffic Signals; Commercial Signage and Advertising Displays;
Automotive Lighting; and General Illumination
Leadership, efficient, and cost-effective high voltage solutions

Imaging	Backlighting keypads & displays	EL Drivers	Multi-segments, Proprietary, Leadership
	Printers Processing Services	HV Drivers for Non-impact Ink Jet Printers Custom Processing Services	Custom and proprietary, Leadership Opportunistic business with industry leaders

Telecom	Telecommunication	HV Ring Generators, Optical MEMS Drivers, HV Switches, HV line protection devices	Custom and proprietary, Leadership
	Data communication	Power Mgmt/Supervisory, Power Sequencers	Proprietary

Industrial/Other	Various Custom Products and Processing Services	Proprietary custom HV ICs Custom Processing Services	Custom and proprietary Opportunistic business with industry leaders

More detail on our product offerings within each of our focus markets follows:

•	The Medical Electronics Market

We offer a family of high voltage analog switches and multiplexers, high voltage pulser ICs, high-speed MOSFET drivers, and discrete high voltage FETs primarily for ultrasound diagnostic imaging equipment as well as for selected portable instrument applications.   In recent years, the overall ultrasound imaging market has been shifting from big console systems to transportable and hand-carried ultrasound units, which has driven the ultrasound market growth along with product upgrades for console or stationary systems.  Because of space and power constraints, there are more requirements for integration, and with our high voltage IC technology, we have been among the most qualified to support these requirements. These high-performance, portable, affordable systems are accelerating the proliferation of ultrasound imaging to other medical specialties, other than the traditional clinical segments of cardiology, and OB/GYN. As the system cost drops due to competition and integration, the adoption of ultrasound imaging by new user groups in developing countries is also spurring ultrasound equipment market growth.  Geographically, the market is expanding very rapidly in China, India and many African countries.  Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and producers of medical ultrasound machines to whom we have sold our products successfully, such as GE, Philips, and Siemens.  Companies in those regions continue to grow and develop new machines, and today we see significant opportunities with medical ultrasound imaging companies in China and South Korea.  This market, which began to grow for us in fiscal 2007, continued to flourish in fiscal 2008 and 2009, and we expect that it will continue to grow in the coming years due in no small part to China’s large governmental stimulus funding for medical infrastructure.  We are expanding our product development activities and product offerings, not only in the transmit side but also in the receive side of the system to capitalize on these exciting market growth opportunities.  Through the introduction of our new integrated solutions along with our discrete building block product offerings, we believe we will continue to be a major player in this business.  We also offer custom processing services for pacemaker and defibrillator ICs.

•	The LED Drivers Market

We offer a family of high voltage driver ICs for driving LEDs to backlight or edgelight large LCD televisions as well as computer monitors and notebook screens. We have seen impressive growth in this market in the second half of fiscal year 2009 and expect that growth to continue as these new LCD TVs continue to gain traction in the marketplace.  The LEDs enable significant savings in other components due to lower power consumption and in shipping costs due to the television’s light weight. Potentially LCD back or edge lighting for televisions could be cheaper than the current cold cathode fluorescent lamps (“CCFL”) solution. We also have a family of efficient converter ICs for street lighting, general illumination, signage and specialty lighting, and automotive lighting.  LEDs provide a number of advantages compared to traditional lighting and are enabling new applications within these markets.  For example, using LED lights saves energy (more efficient) and reduces maintenance costs (longer lifetime, up to 50,000 hours).  In the LCD TV market, compared to the CCFL backlighting solution, the LED solution improves the television viewing experience by providing a wider color gamut than existing technologies, so colors appear more vibrant and life-like. Also, the contrast ratio is dramatically increased by turning off the LEDs during the LCD transition times in these LCD displays. In addition, they are more energy efficient and environmentally friendly (as they contain no mercury as in CCFLs).  High brightness white and RGB LEDs are also increasingly being used to backlight or edgelight large LCD TVs. We foresee the LCD TV market as the fastest growing within the LED sector, and our ICs have been designed into numerous LCD TV models. With our success in the TV market, we are now addressing the LCD monitor and laptop markets. In the general lighting market, LEDs are energy efficient alternatives for all types of lighting, including fluorescent bay lighting, HID warehouse lighting, neon lighting, channel lettering, and architectural lighting.  Our goal is to simplify customers implementation of and switching to LEDs for lighting with user-friendly, reliable solutions.

•	The Imaging Market

We offer the following two product lines:

(1)
A family of products for driving EL panels to back-light liquid crystal displays (“LCD”) in hand-held instruments, such as watches, monochrome screens and to backlight keypads for cell phones, PDAs, pagers, and MP3 players. Supertex is one of the key providers of EL drivers for cell phones, PDAs, and watches, and we have a significant share of this market due in no small part to the introduction of several inductorless EL driver ICs, ideally suited for use in space-constrained applications. Our strategy is to expand the number of channels from one or two to sixteen for lighting the displays of devices that will challenge existing smart phones.

(2)
Driver ICs for driving non-impact printers and plotters, primarily using inkjet technologies. The printer product family is used in ink-jet and electrostatic types of printers and plotters that are mostly high-end products with full glossy color capability, high resolution and high-speed output.

•	The Telecommunications (“Telecom”)/Data Communication (“Datacom”) Market

We offer the following two product lines:

(1)
Telecom, which includes interface products used in telephone handsets, solid-state relays, modems, fax, ISDN, networking, PABX, and PCMCIA cards, as well as diagnostic, curbside, set-top and central office equipment.

(2)
Datacom, which includes hotswap and sequencer controller, power management, ring generators, high voltage protection & isolated switches, and optical Micro-Electro-Mechanical System (“MEMS”) driver ICs.  In addition, we offer custom processing services for certain optical and ultrasound MEMS products.

•	The Industrial/Other Market

This catchall market category primarily represents all other ICs and DMOS devices we design and manufacture for various industrial and other applications. Also included in this category are our high voltage driver ICs used in automatic test equipment (“ATE”).

In addition, we offer custom processing or foundry services for charge-coupled devices ("CCD") and CMOS imaging devices.

Net sales generated from each of these markets are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Net Sales” section.

As a leading provider of products to these specific markets, we have been able to work very closely with key tier-1 customers to define new products and identify their future market needs.  Such close collaboration has facilitated our development of a wide range of leading-edge new products and has allowed our customers to quickly develop new and more advanced products for their markets.  While we work with certain tier-1 customers to design new products, generally such products have broader applications so that they are useful to multiple customers.

In the DMOS transistor technology, we focus on certain niches such as very low threshold, low capacitance, and low leakage devices where these features justify a premium and are most suitable for medical ultrasound imaging, telecommunication, automatic test equipment, and hand-held applications.  These high voltage DMOS transistor products also serve as building blocks and predecessors to a fully integrated solution such as high voltage integrated circuits.

We operate in one business segment.  Information regarding Supertex, Inc.’s Segment Reporting can be found in Note 13 to the Consolidated Financial Statements.

Research and Development

We incurred expenses of $14,553,000, $14,953,000, and $14,645,000 on research and development activities during fiscal years 2009, 2008 and 2007, respectively.  Our research and development activities in fiscal 2009 were dedicated to developing new high voltage processes both internally and with an external foundry partner, resulting in a total of ten new product introductions, which was fewer compared to thirty-two new products in fiscal 2008 due to our transitioning to a new design process. The products introduced in fiscal 2009 were primarily targeted for use in the rapidly growing LED and medical ultrasound industries. As we move forward into fiscal 2010, we expect to leverage our newly-developed high voltage design processes to introduce many new products for these markets, as well as for other focus markets. Development for the products below is expected to be completed during fiscal years 2010 and 2011, although there can be no assurance that we will not develop fewer products, including due to market conditions or technical difficulties.

New Products in Development by Market

Market	Number of Products in Development	Percentage
Medical Electronics/Ultrasound	27	52%
LED Drivers	17	33%
Other	8	15%
Total	52	100%

Our products have experienced very good traction in the market place, leading to significant design wins in all our focus markets.  Most of these design wins resulted from close collaboration with the tier-1 customers in their respective markets and a short design and development cycle to support our customers’ needs.  We believe that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in research and development. We focus our efforts on designing new products with existing process technologies while also developing new process technologies to be used for future products. We continuously strive to effectively monitor and control our research and development programs in order to obtain improved performance and greater technological achievements at lower costs. Because we have our own fab and our designers have years of experience in our focus markets, we can tailor our processes and circuits to customers’ special needs and can respond to customers’ needs much more expediently.

Manufacturing

Our manufacturing operations include wafer fabrication in San Jose, California; limited proto-type assembly and packaging in Sunnyvale, California; and product testing and quality control in Sunnyvale, California and Hong Kong.  Of our long-lived tangible assets, 18% and 16% were located in our Hong Kong facility at the end of fiscal 2009 and 2008, respectively, with the balance located in the U.S.  As of the end of the fiscal 2009, the carrying value of all our property, plant and equipment located in Hong Kong amounted to $1,521,000.

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

We believe that we are well positioned to fulfill our wafer manufacturing capacity needs for the near future because our fab is running at about forty percent utilization and we are able to expand capacity through purchase of equipment and hiring additional manufacturing staff. We maintain an inventory balance based on current sales level and forecast of future demand. An amount for tactical inventory is kept in our die bank warehouse to reduce lead time in fulfilling orders. In addition, we carry as inventory on our balance sheet products which we own that are stored at hubs for one of our customers as well as products that are owned and held for resale by our distributors, both domestic and foreign, even though some of that inventory has been paid by the distributors.

Availability of raw silicon wafers was not a problem throughout fiscal 2009. The availability of assembly, packaging, and testing services and raw materials used in the manufacturing of our products continues to be plentiful and subject to competitive pricing pressure. These materials and services are currently obtained from multiple sources.

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

Marketing and Sales

We market our standard and custom products in the United States and abroad through our direct sales and marketing personnel in our headquarters, as well as through independent sales representatives and distributors supported by our field sales managers out of our sales offices in: Texas; Pennsylvania; the United Kingdom; Germany; Hong Kong, Shanghai & Shenzhen, China; Japan; Taiwan and South Korea.

Our marketing organization also creates customer demand and manages the strategic and tactical efforts of the company.  Strategic marketing encompasses analyzing current market conditions, anticipating market demands, and gathering competitive information to act on future opportunities in a timely manner.  Tactical marketing focuses on customer fulfillment for requests of literature, samples and applications assistance, as well as generating quotes for pricing. We are focusing on shifting our efforts towards a stronger standard product line as opposed to a mix of standard and custom products that require a great deal of resources to support.  We will need to maintain strategic marketing activities in order to keep pace with future customer requirements and technology advancements, and to stay abreast of competition.

Net sales is the sum of our direct sales to original equipment manufacturers (“OEMs”) and our distributors’ resale of our products.  We recognize revenue from direct product sales to end customers upon transfer of title and risk of loss, which is upon shipment of the product, provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain, and collection of the resulting receivable is reasonably assured.  For sales to OEMs, we use either a binding purchase order or signed agreement as evidence of an arrangement.  For those customers who have a hub arrangement, we recognize sales when our products are drawn from the hub to the customer’s manufacturing facility or to its assembly subcontractor’s manufacturing facility. Sales through our distributors are evidenced by a binding purchase order on a transaction-by-transaction basis.  Because of the uncertainty associated with pricing concessions and possible returns, with the exception of certain products, we defer the recognition of such sales and the related costs of sales until our distributors have sold the merchandise to their end customers. Following a prior period change in the terms and conditions to eliminate return rights for distributors for certain products, we continued to defer revenue recognition until the distributors had sold these parts as we would grant concessions and accept some returns for a period of time after the change. During the fourth quarter of fiscal 2009, we determined we had a sufficient history of not granting concessions to be able to recognize revenue on the non-returnable parts upon shipment. As a result, we recognized revenue of $275,000 in the fourth quarter of fiscal 2009. Our distributors provide us an inventory balance report at the end of each period, which allows us to determine products sold to their end customers.

A significant portion of our sales is to a small number of customers.  We estimate that our OEM customer, General Electric Company accounted for a total of 13%, 13% and 11% of our net sales from both direct and indirect channels (“combined sales”) for fiscal years 2009, 2008 and 2007, respectively. Combined sales to another OEM, Motorola Inc., accounted for approximately 13% and 24% of net sales in fiscal 2008 and 2007, respectively.  YEL, a distributor of our products, accounted for 12% of our net sales in fiscal 2007. No other direct or indirect customers accounted for more than 10% of net sales in fiscal 2009, 2008 and 2007.

International sales represented 63%, 63% and 70% of net sales in fiscal years 2009, 2008 and 2007, respectively, and are made primarily through independent distributors to customers in Europe and Asia. Sales are attributed to a geographic area based on destination locations. International sales are denominated only in U.S. dollars.  Although export sales are subject to certain governmental commodity controls and restrictions for national security purposes, we have not had any material adverse effects on our business or financial results because of these limitations.

Seasonality

Some of our markets are seasonally weaker in the first half of a calendar year.  In the past three fiscal years, we experienced relatively higher sales to the Medical Electronics market during the first half, with the second fiscal quarter being the highest quarter of our fiscal year.  This is largely attributed to the effect of increased demand of our customers’ products in their December quarter.  The budget process and consequential buying practices of most hospitals and clinics result in increased demand for components by equipment manufacturers in the quarter before the purchase by these hospitals and clinics. With more new products and design wins in our Medical Ultrasound Group in the past year, the seasonality impact may be mitigated, but the trend is less predictable.

Backlog

Our backlog at March 28, 2009 was approximately $12,217,000 compared with $20,583,000 and $31,492,000 at March 29, 2008 and March 31, 2007, respectively.  We expect that almost all of the current backlog will be shipped in fiscal 2010.  However, customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer.  In addition, the orders contained in our backlog may cover periods of various lengths. For these reasons, we believe that backlog is not meaningful in predicting our actual net revenue for any future period. With the global economic downturn during the second half of our last fiscal year, customers have reduced their inventories and are ordering on an as-needed basis, so customer backlog has declined and customer demand has become more difficult to predict.

Competition

In general, competition among suppliers of semiconductor components is intense, especially in the analog sector where the gross margins are traditionally much higher, including products for the Medical Electronics, Imaging, Telecom, LED Lighting, and industrial/other markets we primarily serve.  In general, we face different competitors in different markets or for different products. For example, we compete with several larger analog semiconductor companies with far greater resources, including Maxim, Hitachi and Texas Instruments for the Medical Electronic market, although we believe we have so far defended our market leading positions successfully.

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

Among our competitive advantages and core competencies are the following: (1) high voltage analog and mixed signal circuit design and device intellectual property; (2) high voltage DMOS, HVCMOS and HVBiCMOS wafer fabrication (“fab”) processes that are high yielding and low cost and do not require our fab to have the latest geometries; (3) owning and operating our own fab to protect our IP; and (4) having long-term close working relationships with our key customers.   We capitalize on our leadership position in the niche markets we focus on by working very closely with our customers to help them with next generation products, thereby achieving design-wins in order to maintain or grow market-share in our focus markets. We compete primarily on the basis of product innovation and responsiveness to changing needs of customers, including both product specifications and delivery requirements. In short, we strive to be the technology enablers for our customers.

Patents and Licenses

We hold twenty-three United States patents which will expire between 2015 and 2027, and we have additional United States patent applications pending. Although we believe that our patents may have value, there can be no assurance that our current patents or any additional patents that we may obtain in the future will provide meaningful protection from competition.  We believe that our success depends primarily on the experience, creative skills, technical expertise, and marketing ability of our personnel rather than on the ownership of patents.  Patents may, however, be useful for cross-license purposes and have served us well in the past.

We are not aware of any products infringing on any valid patent or other proprietary rights of third parties but we cannot be certain that they do not.  If infringement would be alleged, there could be no assurance that the necessary licenses could be obtained, or if obtained, would be on terms or conditions that would not have a material adverse effect on the Company.

Employees

As of March 28, 2009, we had 352 full time employees primarily located in Northern California and Hong Kong.  Many of our employees are highly skilled, and we believe our continued growth and success will depend in part on our ability to attract and retain such employees.  At times, like other semiconductor manufacturers, we experience difficulty in hiring and retaining sufficient numbers of skilled personnel, especially experienced analog integrated circuit designers.  Engineers with analog circuit experience and training are scarcer than experienced digital engineers.  Analog and mix-signal expertise tends to be learned over time based on experience and on-the-job-training, whereas digital expertise is extensively taught in universities due to its overall market size.  Engineers with high voltage analog circuit experience are even scarcer.  We often recruit top college graduates directly from universities and train them ourselves.

We believe that the compensation, benefits, and incentives offered to our employees are competitive with those generally offered throughout the semiconductor industry.  There are no collective bargaining agreements between us and our employees, and there has been no work stoppage due to labor difficulties.  We consider our employee relations to be good.

Executive Officers of the Company

Name	Position with the Company	Age	Officer Since

Henry C. Pao	President and Chief Executive Officer	71	1976
Benedict C. K. Choy	Senior Vice President, Technology Development	63	1976
William P. Ingram	Vice President, Wafer Fab Operations	61	1999
Michael Lee	Vice President, I.C. Design	54	1999
William Petersen	Vice President, Worldwide Sales	56	2001
Ahmed Masood	Vice President, Marketing	48	2006
Michael Tsang	Vice President, Standard Products	50	2006
Phillip A. Kagel	Vice President, Finance and Chief Financial Officer	59	2006

Officers appointed by the Board of Directors serve at the discretion of the Board.  There is no family relationship between any directors or executive officers of the Company.

Henry C. Pao is a founder of Supertex and has served as President and Chief Executive Officer and as a Director since the Company's formation in fiscal 1976.  He also served as Chief Financial Officer until October 2006. Previously, he worked at Fairchild Semiconductor, Raytheon, Sperry Rand and IBM.  He has B.S., M.S., and Ph.D. degrees in Electrical Engineering from the University of Illinois at Champaign-Urbana.

Benedict C. K. Choy, a founder of the Company, joined Supertex in fiscal 1976 as Vice President, Device Technology and Process Development, and has served as Senior Vice President since February 1988. Previously, he worked at Fairchild Semiconductor, National Semiconductor, and Raytheon.  He has a B.S. degree in Electrical Engineering from the University of California, Berkeley. Mr. Choy was a member of the board of directors from 1986 through August 20, 2004. In January 19, 2006, Mr. Choy was appointed by the board as a member of the board of directors of the Company to fill a vacated position and has served since.

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

Michael Lee re-joined Supertex in October 1993 as Director of I.C. Design and was promoted to Vice President of I.C. Design in 1999. Before that, he had a combined total of fifteen years of industry experience in I.C. Design. Mr. Lee began his career at Supertex in 1978 after receiving his M.S. degree in Electrical Engineering from the University of California, Berkeley.

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

Ahmed Masood joined Supertex in September 2004 as Director of Marketing and became Vice President, Marketing, in January 2006.   Prior to joining Supertex, Mr. Masood was the Business Unit Director at ON Semiconductor (Formerly the SCG Division of Motorola) from 2000 to August 2004. Prior to that, Mr. Masood held senior management positions at Siliconix, Temic Semiconductor and National Semiconductor. Mr. Masood holds a Bachelor of Science degree in Electrical Engineering from Columbia University and an MBA from UCLA, Anderson Graduate School of Management.

Michael Tsang joined Supertex in 1995 as a Product Engineer. He was promoted to Engineering Director in 2000 and to Vice President in 2006, managing our Power, Analog, Ringer, and Telecom (P.A.R.T.) Product Engineering Department. Prior to joining Supertex, he held positions in Process Engineering, Product Marketing Engineering, and Device Engineering at Siliconix. He holds a Bachelor of Science degree in Electrical Engineering from California State University, San Jose and an MBA from University of Southern California, Marshall School of Business.

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

Available Information

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.   The Company makes available free of charge and through its Internet website at www.supertex.com copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC; however the information in, or that can be accessed through, our website is not part of this report. Copies of such documents also may be requested by contacting the Company’s Investor Relations department at (408) 222-8888. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC’s Public Reference Room, contact 1-800-SEC-0330, send an electronic message to SEC at publicinfo@sec.gov or send a fax to (202) 777-1027.

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

Factors Which May Affect Operating Results

Semiconductor companies as a group are subject to many similar risks.  These include the risks that (1) the demand for semiconductors decreases, as the industry has historically been very cyclical; (2) there are shortages of raw materials and/or fab capacity; or (3) there are changes in underlying circuit or process technology or fab technology.  Other factors that could affect our future results include whether we can generate new bookings from both new and current products; general economic conditions, both in the United States and foreign markets, and economic conditions specific to the semiconductor industry; risks associated with customer concentration; our ability to introduce new products, to enhance existing products, and to meet the continually changing requirements of our customers; our ability to maintain and enhance relationships with our assembly and test subcontractors and independent distributors and sales representatives; and whether we can manufacture efficiently and control costs.   In addition, we are subject to the risks described below, which are specific to our business:

•
The semiconductor industry is historically cyclical and subject to significant volatility. Recently the severe global economic downturn has caused substantial reduction in demand for our products, thereby adversely affecting our financial results. We are subject to continued fluctuations which could affect future revenues, profit and cash. Many factors affect demand for our products, including credit availability, rising interest rates, consumer spending pricing levels, and costs of materials. There can be no assurance that if the global economy recovers that our sales will increase commensurately.

•
We have focused our product offerings primarily on niche markets which leverage our capabilities and in which we believe we have dominance because we are a technology enabler for our customers.  We attempt to choose markets which are sizable enough to be worth pursuing but which are not large enough to attract fierce competition.  These markets could grow sufficiently to attract increased competition or else competitors could enter due to happenstance or downturns elsewhere.  One of our emerging markets is driver ICs for LED lighting and backlighting, which has begun to grow and is expected to become a large market during the next few years and is certain to attract severe competition. In addition, our niche markets might be more susceptible to shrinkage than more diverse markets due to their concentration on a few product offerings.

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

•
A significant portion of our sales are from a small number of customers and the loss of the one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position. We do not have a long-term distributorship agreement with any of our distributors. Normal terms and conditions of sale apply, which include a 60-day notice of cancellation and charges for work-in-process for cancellations less than 60 days from shipment.  While we have maintained a good relationship with our significant customers and distributors, deterioration in that relationship could materially and adversely affect our business and financial results. We estimate that the combined sales to General Electric Company accounted for a total of 13% of our net sales for the fiscal year ended March 28, 2009.

•
We have several competitors that are substantially larger and could bring to bear substantially more resources than we have in our niche markets.  We have been able to maintain profitable margins in part because of our dominance in most of our niche markets.  Increased competition could cause our margins to decrease.

•
We sell a substantial amount of our products internationally. International sales represent 63%, 63% and 70% and of net sales, for fiscal years 2009, 2008 and 2007, respectively.  We expect our international sales to continue to account for a significant portion of our total sales.  We also package and test most of our products abroad.  Problems with foreign economies, political turmoil, wars, epidemics, fluctuations in currency exchange rate, increased freight costs, interruptions in air transportation, and generally longer receivable collection period could disrupt our business and increase our operating expenses.

•
Our gross margins may fluctuate depending on many factors, including but not limited to, our product mix, competitive pricing dynamics, product yields, various manufacturing costs, plant utilization, provisions for excess and obsolete inventory, absorption of manufacturing overhead, product warrantees, and returns and allowances.

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

•
A director of and the President and CEO of the Company, Henry Pao, along with his brother, Frank Pao, and the estate of their late father, Yunni Pao, collectively own approximately 14% of our outstanding stock.  They have no agreement among themselves to act together with respect to the Company or their stockholdings.  However, were they to act in concert, they would be our largest beneficial shareholder and may have the ability to elect one or more directors, to direct management, and to delay or prevent a change in control.

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

•
We invest our excess cash in marketable securities consisting primarily of auction rate securities (“ARS”), municipal bonds, and money market funds. As of the end of fiscal year 2009, the ARS we owned had a par value of $88,450,000. Since the fourth fiscal quarter of 2008, the ARS market has experienced failures. The funds associated with securities that experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of March 28, 2009 we classified the majority of our ARS as long-term assets in our Consolidated Balance Sheet, as our ability to liquidate such securities in the next 12 months is uncertain. We have also recorded an $8,904,000 temporary decline in fair value for these investments, which in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, has been recorded in Other Comprehensive Loss. We believe that we will be able to recover these securities at par value in a future period, as they are AAA or Aaa rated and, are guaranteed by the United States Department of Education. However, there is no assurance that we will be able to settle these bonds and recover the cash, nor if we do recover the cash, when this may occur. We may have to incur further impairment if the auctions of our securities continue to fail. If the fair value of these investments declines permanently or is other-than temporarily impaired, we would be required to take an impairment charge which would flow through our income statement as an expense and could cause us to incur a loss for the relevant fiscal period.

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

•
Our stock price is subject to wide fluctuations from many factors such as changing financial market conditions, variations in our quarterly operating results, changes in estimates and recommendations by securities analysts, hedging of our stock and other transactions by investors.

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

We lease a portion of a building located at 10 Sam Chuk Street, San Po Kong, Kowloon, Hong Kong to house our back-end processing operations including: wafer sort, final test, quality control and assembly logistics as well as our Hong Kong Design Center and our International Sales and Distribution Center.  The original lease for 23,600 square feet was renewed in December 2006 and expires on November 30, 2009. A lease for additional space of 4,500 square feet was signed in June 2006 and covers three years from September 16, 2006 to September 15, 2009. A new lease for additional space of 10,000 square feet was signed in May 2008 and covers three years and two months from August 1, 2008 to September 30, 2011. We have an option to renew all three of these Hong Kong leases for an additional three years.

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

No matters were submitted to a vote of security holders during the quarter ended March 28, 2009.

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Performance Graph

This chart and graph show the value of a $100 cash investment on the last business day of fiscal year 2004 in (i) the Company’s Common Stock, (ii) the NASDAQ Composite Total Return Index – U.S., and (iii) the NASDAQ Electronic Components Total Return Index.  All values assume reinvestments of all dividends and are calculated as of the last day of each of our fiscal years.  Note that historic stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Comparison of Five Years Cumulative Total Return
Nasdaq Stock Market (US only)
Nasdaq Electronic Components Stocks
Supertex, Inc.
$250
$200
$150
$100
$50
$0
Mar-04
Mar-05
Mar-06
Mar-07
Mar-08
Mar-09

	Mar-04	Mar-05	Mar-06	Mar-07	Mar-08	Mar-09
NASDAQ Stock Market (US only)	$100.00	$96.85	$115.07	$119.36	$110.25	$61.04
NASDAQ Electronic Components Stocks	$100.00	$76.09	$87.44	$85.64	$82.76	$58.14
Supertex, Inc.	$100.00	$105.71	$223.93	$197.68	$122.20	$145.42

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

	Fiscal Years Ended
	March 28, 2009		March 29, 2008
	High	Low	High	Low
First Quarter	$26.13	$20.18	$35.14	$30.62
Second Quarter	33.50	23.21	40.00	31.79
Third Quarter	28.44	18.26	45.29	30.38
Fourth Quarter	24.43	18.53	31.29	17.70

On May 26, 2009, the last reported sale price was $24.64 per share.  There were 2,044 shareholders of record of common stock on June 1, 2009. We have not paid cash dividends on our common stock in fiscal years 2009 and 2008, and the Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business.  Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

We maintain the following two shareholder-approved equity compensation plans, as further described in Note 11 to our Consolidated Financial Statements.

Employee Stock Purchase Plan - Our shareholders approved the adoption of the 2000 Employee Stock Purchase Plan (“ESPP”) and the reservation of shares of common stock for issuance under the ESPP at the August 18, 2000 annual shareholders meeting.  The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of our fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by our board of directors. During fiscal 2009, our board of directors determined not to increase the maximum aggregate number of common stock available for purchase under the ESPP. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of our common stock at a price equal to 95% of the market value of the stock at the end of a six-month offering period.  An eligible employee may purchase no more than 500 shares of common stock during any six-month accumulation period.  A total of 7,738 shares, 5,465 shares and 20,071 shares of our common stock were issued under the ESPP for fiscal years 2009, 2008 and 2007, respectively.  There were 218,854 shares available for future issuance under the ESPP at the end of fiscal year 2009.

Stock Option Plans - The 2001 Stock Option Plan (the “2001 Plan”) provides for granting incentive stock options to employees and non-statutory stock options to employees and consultants; however beginning in August, 2006, our board of directors determined to grant only non-statutory options.  Our board of directors, acting through its designated stock option committee, determines the terms and conditions for individual options. Options granted under the 2001 Plan are granted at the fair market value of our common stock on the date of grant and generally became exercisable beginning one year from date of grant and generally vested over a five-year period. Options granted prior to August, 2007, generally have a seven-year term while options granted during or subsequent to August, 2007, generally have a ten-year term, with all options expiring prior to such term thirty days after termination of service

There are 2,000,000 shares of common stock reserved for issuance under the 2001 Plan. At the end of fiscal year 2009, there were 1,467,835 shares issuable upon exercise of outstanding options under the 2001 Plan at a weighted average exercise price of $26.94 and there are 160,109 shares remaining available for issuance. We intend to seek shareholder approval to increase the number of shares reserved under the 2001 Plan at our upcoming annual meeting.

We recorded tax benefits of $149,000 in fiscal 2009 and $386,000 in fiscal 2008 on the exercise of non-qualified stock options and early dispositions of stock acquired through the exercise of the incentive stock options under the 2001 Plan and its predecessor plan and on purchases under ESPP.  Such benefits were recognized as an increase in shareholders’ equity. The table below shows information as of March 28, 2009, with respect to equity compensation plans under which our equity securities are authorized for issuance.  Our current equity compensation plans, consisting of the 2001 Plan and ESPP, were approved by security holders.  We have no equity compensation plans that were not previously approved by our shareholders.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,467,835	$26.94	378,963	(1)
Equity compensation plans not approved by security holders	0	N/A	0

 (1) Includes 218,854 shares reserved as of March 28, 2009 for future purchases by employees through payroll deductions under the Company’s ESPP.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no purchase activity by the issuer during the three months ended March 28, 2009. There was no purchase activity by an “affiliated purchaser” as defined in Rule 10b-18(a)(3).

We have had share repurchase programs in place since 1992 under which our board of directors authorized us to repurchase an aggregate of 2,900,000 shares. Since the inception of these repurchase programs in 1992 through March 28, 2009, we have repurchased a total of 2,344,000 shares of the common stock for an aggregate cost of $36,551,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of March 28, 2009, 556,000 shares remained authorized for repurchases under our current program.

Item 6.  Selected Financial Data

The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.  We use a 52-53 week fiscal year ending the Saturday nearest March 31.  Fiscal years 2009, 2008, 2007, 2006 and 2005 each consisted of 52 weeks.

	March 28,	March 29,	March 31,	April 1,	April 2,
(in thousands, except per share amounts)	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$190,304	$177,351	$185,932	$156,133	$126,377
Total liabilities	$22,728	$25,476	$24,680	$22,709	$19,282

Statement of Income Data:
Net Sales	$78,810	$82,559	$98,020	$80,098	$56,558
Income from operations	13,994	16,492	27,904	19,532	7,650
Net income	$12,545	$17,005	$21,427	$15,877	$6,459
Net income per share:
Basic	$0.98	$1.25	$1.56	$1.19	$0.50
Diluted	$0.97	$1.23	$1.53	$1.15	$0.49
Shares used in per share computation:
Basic	12,836	13,585	13,715	13,313	12,985
Diluted	12,927	13,790	14,040	13,770	13,239
___________________________
(1)The results for fiscal 2009, 2008 and 2007 were affected by stock-based compensation expense as a result of implementing Statement of Financial Accounting Standard 123(R) at the beginning of fiscal 2007. For more information on Stock-Based Compensation, see Notes 1 and 11 to our Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, develop, manufacture, and market ICs, including high voltage analog and mixed signal devices utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  We supply standard and custom interface products primarily for use in the medical electronics, imaging, telecom, LED driver, and industrial/other markets.  We also supply custom integrated circuits for customers using customer-owned designs and mask tooling with our process technologies.

The following discussion should be read in conjunction with the "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" and "Selected Financial Data" included elsewhere in this Form 10-K and is subject to the forward looking statement disclaimer at the start of Item 1, Business. The following table sets forth items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

	Fiscal Years Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	46.9	43.1	40.5
Research and development	18.4	18.1	14.9
Selling, general and administrative	16.9	18.8	16.1
Income from operations	17.8	20.0	28.5
Interest and Other income:
Interest income	4.0	7.5	5.0
Other income, net	(1.8)	(0.3)	0.7
Income before provision for income taxes	20.0	27.2	34.2
Provision for income taxes	4.1	6.6	12.3
Net income	15.9%	20.6%	21.9%

We operate in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal ICs and transistors.

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

Revenue Recognition

We recognize revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection of the resulting receivable is reasonably assured.  For sales to OEMs, we use either a binding purchase order or signed agreement as evidence of an arrangement.  For those customers which have a hub arrangement, we recognize revenue when our products are transferred from the hub to the customer’s manufacturing facility or to its assembly subcontractor’s manufacturing facility. Sales through our distributors are evidenced by binding purchase orders on a transaction-by-transaction basis.  Because of the uncertainty associated with pricing concessions and possible returns, with the exception of certain products, we defer the recognition of revenue to all our distributors, domestic and foreign, and the related costs of sales until our distributors have sold the merchandise to their end customers.  Following a prior period change in our terms and conditions to eliminate return rights for distributors for certain products, we continued to defer revenue recognition until the distributors had sold these parts as we would grant concessions and accept some returns for a period of time after the change. During the fourth quarter of fiscal 2009, we determined we had a sufficient history of not granting concessions to be able to recognize revenue on the non-returnable parts upon shipment. As a result, we recognized revenue of $275,000 in the fourth quarter of fiscal 2009. Our distributors provide us an inventory balance report at the end of each period, which enables us to determine products sold to their end-customer.

We recognize revenue from our non-recurring engineering (“NRE”) contracts upon completion of contract milestones, which corresponds to when we provide the services and/or products.  Revenue is deferred for any amounts received prior to completion of contract milestones, such as amounts received upon delivery of proto-type, if such a delivery is an agreed upon milestone. Some of our NRE contracts include formal customer acceptance provisions.  In this case, at the end of each period, we determine whether customer acceptance has been obtained for the specific milestone.  If customer acceptance has not been obtained, we defer the recognition of such revenue until customer acceptance is obtained.

Sales Returns and Other Allowances

We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded.  We base these estimates on historical experience, analyses of outstanding Return Material Authorization and Allowance Authorization data and any other form of notification we receive of pending returns.  We continuously monitor and track product returns and in circumstances where we are aware of a specific customer return or allowance which is over and above normal historical sales returns, we record a specific allowance against the amounts due, in order to reduce our net receivable from such customer.  While our sales returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past.  Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns occur.

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on two methods.  The amounts calculated from each of these methods are combined to determine the total amount reserved.  First, we evaluate specific accounts where we have information that a specific customer may have an inability to meet its financial obligations to us (for example due to bankruptcy, etc.).  In these cases, significant management judgment and estimates must be made based on the best available facts and circumstances.  We record a specific allowance for that customer against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  These specific allowances are re-evaluated and adjusted as additional information is received that affects the amount reserved.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Second, a minimum allowance is established for all other customer receivables as a percentage applied to outstanding accounts receivable.  This percentage is based on our historical collection and write-off experience.

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

Additionally, we evaluate our ending inventories for excess quantities and obsolescence at each balance sheet date.  This evaluation includes analyses of sales levels by product and projections of future demand during the next twelve months, which involves a great deal of management judgment on our part.  Inventories on hand in excess of forecasted demand and inventories that we consider obsolete are reserved. We make judgments in establishing inventory reserves and do not establish a reserve if management believes certain excess or obsolete inventory will be sold. In addition, we age our inventory based on start date.  Inventory that has been inactive for more than one year is considered slow moving inventory and is also reserved.  Additions to the provision are charged to the cost of sales. Subsequent changes in facts and circumstances do not result in the reduction of the allowance until these inventories are subsequently sold or scrapped.  Any proceeds received will favorably affect gross margins.

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

 Impairment of Long-Lived Assets

We routinely consider whether indicators of impairment of long-lived assets are present.  If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value.  If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.  Fair value is determined using various approaches, including discounted future cash flows, independent appraisals or other relevant methods.  If the assets determined to be impaired are to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value.  The fair value of the asset then becomes the asset's new carrying value, which we depreciate or amortize over the remaining estimated useful life of the asset where appropriate. We may incur impairment losses in future periods if factors influencing our estimates change. Historically, we have not had an impairment charge on our long-lived assets.

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

Our management must determine the probability that it will be able to utilize its deferred tax assets. If we determine that recovery is unlikely, then a valuation allowance against its deferred tax asset must be recorded by increasing income tax expense. As of March 28, 2009, we believe that our deferred tax assets recorded on our balance sheet will be utilized. However, should there be a change in our ability to utilize or recover our deferred tax assets, an additional income tax expense would be incurred in the period in which it was determined that the recovery is not probable.

On February 20, 2009, California Governor Arnold Schwarzenegger signed budget legislation containing significant California tax law changes including tax-related economic incentives and tax increases. The enacted legislation includes an election to apply a single sales factor apportionment formula for most businesses starting in tax years beginning on or after January 1, 2011. If we adopt such a formula, we expect the California effective tax rate will be lower. As a result of the legislation, we have revalued our California deferred tax assets expected to be realized after March 26, 2011, which resulted in additional income tax expense of approximately $150,000.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB statement No. 109” (“FIN 48”) on April 1, 2007 as a change in accounting principle. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate, and consequently affect our operating results. The FIN 48 reserve amount was determined with considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases, ongoing tax audits, and other information. During the year ended March 28, 2009, the liability for uncertain tax positions less accrued interest and penalties increased from $3,941,000 to $4,219,000. Of the total $4,219,000 of uncertain tax benefits, $3,323,000 represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

During fiscal 2009, in connection with an examination by Internal Revenue Service (“IRS”) of our fiscal 2004 federal income tax return, we paid a tax liability and interest of $961,000, which had been previously accrued. This payment had been adequately accrued for as of March 28, 2009. See “Provision for Incomes Taxes” of this section and Note 8 to the Consolidated Financial Statements for further discussion.

Stock-Based Compensation

SFAS No.123 (revised 2004), “Share Based Payment” (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including stock options) at fair value, was effective for us beginning with the first quarter of fiscal year 2007, which began on April 2, 2006. The adoption of SFAS 123R required us to apply a valuation model, which includes estimates and assumptions on the rate of forfeiture and expected life of options and stock price volatility. See Note 1 and 11 to the Consolidated Financial Statements for additional information regarding the adoption of SFAS 123R. If any of the assumptions used in the valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period and actual results may differ from estimates.

Accounting for available-for-sale investments

Our available-for-sale portfolio in fiscal 2009 includes ARS, corporate bonds and municipal bonds.  These securities are reported at fair value in accordance with SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities.”  The ARS held by us are primarily backed by pools of student loans and are guaranteed by the United States Department of Education. In addition, all ARS held by us are rated by the major independent rating agencies as either AAA or Aaa. Due to the lack of availability of observable market quotes on our investment portfolio of ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security.  We review our securities for impairments in accordance with SFAS No. 115 and FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “the meaning of Other-Than-Temporary Impairment and its application to certain investments,” in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” Declines in fair value that are considered other-than-temporary are charged to the Statement of Income and those that are considered temporary are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

In light of the current market condition for ARS, we developed different scenarios for the significant inputs used in the discounted cash flow model, including, but not limited to liquidity discount from 125 to 150 basis points for the current ARS market, and the timing of recovery of ARS market from three to five years. The estimated fair value of our ARS ranges from $78,400,000 to $82,700,000 or 89% to 93% of par value. We believe this estimated range of fair value of our ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behaviors, and public policy implications associated with the student loan based ARS market. We have concluded that the fair value of our ARS was $79,546,000 as of March 28, 2009 and recorded a temporary impairment in value of $8,904,000.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page 42 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Recent Developments

We operate in the highly cyclical global semiconductor market, evidenced by fluctuating demand cycles for our products.  From fiscal year 2004, demand had increased steadily in each of the succeeding three fiscal years, 2005, 2006 and 2007. During fiscal year 2008, our sales declined primarily due to a reduction in demand from one of our significant customers, as its products that use our EL inverter products experienced significantly reduced sales; this decline continued during fiscal 2009 as well. Our overall custom processing services sales reduced in fiscal 2008 from 2007 and then partially recovered that shortfall in fiscal 2009, although we have not focused on expanding this portion of our business.

During the first half of fiscal 2009 our net sales increased 8% over the same period in fiscal 2008, due primarily to Medical Electronics products which grew 20% and Telecom products which grew 28%. Beginning mid-way into our third fiscal quarter the effects of the global economic downturn reversed this positive trend, causing our total sales to decline from $46.2 million in our first half to $32.6 million in the second half, or a 29% decline. Our current quarterly net sales run-rate is approximately $15 million.

On the other hand, we have seen increases in sales of several new products, such as LED driver ICs for lighting and backlighting applications, and high voltage pulsers for the medical ultrasound market. Quote activity and design wins have been strong in the LED lighting and backlighting markets.

Results of Operations

Fiscal 2009 vs. Fiscal 2008

Net Sales

We operate in one business segment comprised of the design, development, manufacturing and marketing of high voltage analog and mixed signal integrated circuits. A breakdown of our total sales to customers in the Medical Electronics, Imaging, Industrial/Other, Telecom and LED Lighting markets as well as year-over-year changes are shown below (dollars in thousands):

	Fiscal Years Ended				Year-Over-Year
Markets	March 28, 2009		March 29, 2008		Change
Medical Electronics	$33,368	43%	$30,381	37%	10%
Imaging	20,550	26%	26,473	32%	-22%
Industrial/Other	12,780	16%	13,119	16%	-3%
Telecom	7,139	9%	8,715	10%	-18%
LED Lighting	4,973	6%	3,871	5%	28%
Net Sales	$78,810	100%	$82,559	100%	-5%

We have a broad base of customers, which in some cases manufacture end products spanning multiple markets.  As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation.  Actual results may differ from those reported.

Net sales for the fiscal year 2009 were $78,810,000, a 5% decrease compared to $82,559,000 for the prior fiscal year, which was primarily due to reduced demand from a major handset customer of EL inverters, which are part of our Imaging market. However, sales increased in our Medical Electronics and LED Lighting markets.

Our sales to the Medical Electronics market accounted for 43% of total sales in fiscal 2009 and increased 10% compared to the prior fiscal year.  This sales increase is attributable to higher unit shipments of our high voltage ultrasound pulser ICs and medical custom processing services.  These increases were partially offset by reduced selling prices of analog switches and multiplexers and our high voltage ultrasound pulser ICs, as we have experienced increased pressure to reduce prices due to increased competition.

In recent years, the overall ultrasound market has been shifting from big console systems to transportable and hand-carried ultrasound units, which has driven the ultrasound market growth along with product upgrades for console or stationary systems.  Because of space and power constraints, there are more requirements for integration, and with our high voltage IC technology, we have been among the most qualified to support these requirements. Geographically, the market is expanding very rapidly in China, India and many African countries.  Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and producers of medical ultrasound machines to whom we have sold our products successfully, such as GE, Philips, and Siemens.  Companies in those regions continue to grow and develop new machines, and today we see significant opportunities with medical ultrasound companies in China and South Korea.  This market, which began to grow for us in fiscal 2007, continued to flourish in fiscal 2008 and 2009, and we expect that it will continue to grow in the coming years due in no small part to China’s large governmental stimulus funding for medical infrastructure.  We are expanding our product development activities and product offerings, not only in the transmit side but also in the receive side of the system to capitalize on these exciting market growth opportunities.  Through the introduction of our new integrated solutions along with our discrete building block product offerings, we believe we will continue to be a major player in this business.

Sales to the Imaging market in fiscal 2009 decreased 22% compared to the prior year primarily due to significantly reduced demand from a major handset customer using our EL inverter products for keypad backlights in its cell phones. During fiscal 2009, our customer continued to lose market share as this customer’s products matured and demand for them declined. Currently, our total sales exposure to the EL portion of this target market is very small. We are one of the key providers of EL driver ICs for cell phones and are also pursuing EL backlighting applications in other products. In the other major component of Imaging, drivers for non-impact inkjet printers and plotters, sales were essentially flat in fiscal 2009. We are also one of the key providers of driver ICs for personal digital assistants (“PDAs”), and watches and the leading supplier in the high-end industrial printer market, with both standard and custom products. We believe that when this target market recovers our sales will grow.

Sales to the Industrial/Other market decreased 3% in fiscal 2009 compared to fiscal 2008. Increased sales of drivers for ATE products were offset by declines in general industrial markets due to the overall global economic downturn.

Sales to the Telecom market in fiscal 2009 decreased 18% compared to the prior fiscal year.  This decrease in sales is primarily due to lower shipments for a military radio application.

Sales to the LED lighting market of $4,973,000 in fiscal 2009 increased 28% compared to the prior fiscal year. This increase was due to higher shipments of ICs for general lighting applications. We expect increasing sales to the LED target market in fiscal 2010 in both backlighting and general lighting due to the introduction of our new line of LED backlight driver ICs for flat screen TVs and additional new products for general lighting applications.

Our principal geographic markets are in China, United States, Asia, and Europe. Sales by geography, based on where we ship our products to, rather than where the customers’ headquarters are located, as well as year-over-year change were as follows (Dollars in thousands):

	Fiscal Years Ended				Year-Over-Year
(Dollars in thousands)	March 28, 2009		March 29, 2008		Change
United States	$29,301	37%	$30,162	37%	-3%
Asia (excl. China)	20,670	26%	21,645	26%	-5%
China	17,968	23%	18,903	23%	-5%
Europe	10,093	13%	11,005	13%	-8%
Other	778	1%	844	1%	-8%
Total Net Sales	$78,810	100%	$82,559	100%	-5%

Net sales to international customers in fiscal 2009 were $49,509,000, or 63% of our net sales as compared to $52,397,000 or 63% of net sales for the prior fiscal year. The decreases in sales to China and the Asian region are primarily due to the decline in shipments of our EL inverters to manufacturing locations in those regions. The decreases in sales to Europe and the United States are primarily due to the global economic downturn.

Cost of Sales and Gross Profit

Gross profit represents net sales less cost of sales.  Cost of sales includes the cost of purchasing raw silicon wafers; cost associated with assembly, packaging, test, quality assurance and product yields; the cost of personnel, facilities, and equipment associated with manufacturing support; and net charges for excess or obsolete inventory.

Gross profit for fiscal year 2009 was $41,879,000 compared to $46,981,000 in fiscal year 2008.

As a percentage of net sales, gross margin was 53% for fiscal 2009 compared to 57% in the prior fiscal year. The decline in gross margin is primarily attributable to lower overall sales, reduced factory utilization, and to a lesser extent reduced average selling prices in certain medical ultrasound products. These factors were partially offset by reduced costs as we exercised significant cost-cutting measures during the second half of fiscal 2009. We wrote down inventory totaling of $4,439,000 and $3,217,000 for fiscal years 2009 and 2008, respectively.

	Fiscal Years Ended
(Dollars in thousands)	March 28, 2009	March 29, 2008
Gross Margin Percentage	53%	57%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Cost of Previously Written Down Inventory Sold	$1,372	$1,509
Percentage of Net Sales	1.7%	1.8%

Depreciation expense recorded under cost of sales in fiscal 2009 was slightly higher than in fiscal 2008. During fiscal 2009, capital spending consisted primarily of fab equipment upgrades, test capacity expansion equipment, software and computer hardware equipment upgrades.

In fiscal 2007, we adopted SFAS 123R, which required us to recognize compensation expense for all employee stock-based compensation beginning in the quarter ending April 2, 2006.  This recognition of additional compensation expense reduced our gross profit by $558,000 in fiscal 2009 and $567,000 in fiscal 2008.

Research and Development (“R&D”)

	Fiscal Years Ended		Year-Over-Year
(Dollars in thousands)	March 28, 2009	March 29, 2008	Change
R&D Expenses	$14,553	$14,953	-3%
Percentage of Net Sales	18%	18%

R&D expenses include payroll and benefits, processing costs, and depreciation. We also expense proto-type wafers and mask sets related to new products as R&D expenses.

Expenditures for R&D were $14,553,000 and $14,953,000 in fiscal 2009 and 2008, respectively. The decrease of $400,000 in R&D expense for the current year is primarily due to reduced usage of wafer fab services in support of development activities for advanced manufacturing processes of $1,132,000 and lower labor benefits expense of $510,000 due to a reduction of $387,000 in fair value of the Company’s deferred compensation plan assets and lower profit sharing bonus. This was offset by higher payroll expense of $1,148,000. During fiscal 2009, benefits expense related to SFAS 123R was $1,236,000 compared to $1,053,000 in fiscal 2008.  Design-win activities remained strong in fiscal 2009 resulting in the introduction of ten new products and laying the framework for future new products. Many of the fifty-two products under development scheduled for release in the next two years are expected to be introduced in the current fiscal 2010.

R&D expenses were 18% of net sales in both fiscal 2009 and 2008. We expect to keep R&D spending in fiscal year 2010 at 17% to 19% of net sales.

Selling, General and Administrative (“SG&A”)

	Fiscal Years Ended		Year-Over-Year
(Dollars in thousands)	March 28, 2009	March 29, 2008	Change
SG&A Expenses	$13,332	$15,536	-14%
Percentage of Net Sales	17%	19%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax and compliance services related to Sarbanes-Oxley Act of 2002.

Total SG&A expenses were $13,332,000 in fiscal 2009 compared to $15,536,000 in fiscal 2008.  The decrease of $2,204,000 in SG&A expenses results primarily from a $742,000 decrease in benefits expense due to a reduction of $521,000 in fair value of the Company’s deferred compensation plan assets and decreased profit sharing bonus of $312,000. Also contributing to the reduced expense were lower sales commissions of $572,000 due to lower sales, lower payroll of 524,000, reduced travel and entertainment costs of $206,000, and reduced bad debt expenses of $124,000, as we exercised significant cost-cutting measures due to the decline in sales during the second half of fiscal 2009.

SG&A expenses may increase in absolute dollars if the overall economy improves and our sales recover correspondingly. SG&A expenses may fluctuate as a percentage of net sales.

Interest Income and Other Expense, Net

	Fiscal Years Ended		Year-Over-Year
(Dollars in thousands)	March 28, 2009	March 29, 2008	Change
Interest Income	$3,209	$6,189	-48%
Other Expense, Net	(1,437)	(201)	615%
Total Interest Income and Other Expense, Net	$1,772	$5,988	-70%
Percentage of Net Sales	2%	7%

Interest income and other expense, net for fiscal year 2009 was $1,772,000 compared to $5,988,000 in fiscal 2008.

Interest Income  Interest income, which consists primarily of interest income from our cash, cash equivalents, short-term and long-term investments, was $3,209,000 in fiscal 2009 compared to $6,189,000 in fiscal 2008. The decrease in interest income in fiscal 2009 is primarily due to lower interest rates on investments in ARS.

Other Income (expense), Net  Other expense, net was $1,437,000 for fiscal 2009 compared to $201,000 for fiscal 2008. This difference of $1,236,000 is primarily due to a decline in fair value of investments held by our Deferred Compensation Plan (“NQDCP”) of $1,464,000 in fiscal 2009 versus a decrease in fair value of $374,000 in fiscal 2008.

Provision for Income Taxes The provision for incomes taxes represents federal, state and foreign taxes.  The provision for income taxes for fiscal 2009 was $3,221,000 at an effective tax rate of 20% compared to $5,475,000 at an effective tax rate of 24% in 2008.  The lower effective tax rate in fiscal 2009 reflects shifts of income among jurisdictions with different tax rates, increased domestic production activities deduction, and expiration of tax contingencies of $511,000, partially offset by reduced tax benefits from tax-exempt investments. Our effective tax rate of 20% is less than the combined federal and state tax rate due to the benefits of tax exempt investment income, domestic production activities deduction and R&D credits, and shifts of income among jurisdiction with different tax rates, partially offset by the adverse impact of stock based compensation expenses.

On February 20, 2009, California Governor Arnold Schwarzenegger signed budget legislation that contains significant California tax law changes including tax-related economic incentives and tax increases. The enacted legislation includes an election to apply a single sales factor apportionment formula for most businesses starting in tax years beginning on or after January 1, 2011. As a result of the legislation, we have revalued its California deferred tax assets expected to be realized after March 26, 2011, which resulted in additional income tax expense of approximately $150,000.

Fiscal 2008 vs. Fiscal 2007

Net Sales

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

Our sales to the Medical Electronics market accounted for 37% of total sales in fiscal 2008 and increased 4% compared to the prior fiscal year.  This sales increase is attributable to higher unit shipments of our high voltage ultrasound pulser ICs and custom processing medical products.  These increases were partially offset by reduced selling prices of analog switches and multiplexers, as we experienced increased pressure to reduce prices due to increased competition.

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

Sales to the Industrial/Other market decreased 26% in fiscal 2008 compared to fiscal 2007. This decrease was due to reduced custom processing services sales.

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

Our principal geographic markets are in China, United States, Asia, and Europe. Sales by geography, based on where we ship our products to, rather than where the customers’ headquarters are located, as well as year-over-year change were as follows:

	Fiscal Years Ended				Year-Over-Year
(Dollars in thousands)	March 29, 2008		March 31, 2007		Change
China	$18,903	23%	$32,449	33%	-42%
Asia (excl. China & Japan)	14,598	18%	16,209	17%	-10%
United States	30,162	37%	29,265	30%	3%
Europe	11,005	13%	11,834	12%	-7%
Japan	7,047	8%	6,860	7%	3%
Other	844	1%	1,403	1%	-40%
Total Net Sales	$82,559	100%	$98,020	100%	-16%

Net sales to international customers in fiscal 2008 were $52,397,000, or 63% of our net sales as compared to $68,755,000 or 70% of net sales for the prior fiscal year. The decreases in sales to China and the Asian region were primarily due to the decline in shipments of our EL inverters to manufacturing locations in those regions.

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

As a percentage of net sales, gross margin was 57% for fiscal 2008 compared to 60% in the prior fiscal year. The decline in gross margin was primarily attributable to lower overall sales, reduced average selling prices in certain medical ultrasound products, and higher inventory write-downs. The Company wrote down inventory totaling of $3,217,000 and $2,454,000 for fiscal years 2008 and 2007, respectively.

	Fiscal Years Ended
(Dollars in thousands)	March 29, 2008	March 31, 2007
Gross Margin Percentage	57%	60%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Cost of Previously Written Down Inventory Sold	$1,509	$1,645
Percentage of Net Sales	1.8%	1.7%

Depreciation expense recorded under cost of sales in fiscal 2008 was slightly lower than in fiscal 2007. During fiscal 2008, capital spending consisted primarily of fab equipment upgrades, test capacity expansion equipment, software and computer hardware equipment upgrades.

In fiscal 2007, we adopted SFAS 123R which required us to recognize compensation expense for all employee stock-based compensation beginning in the quarter ending April 2, 2007.  This recognition of additional compensation expense reduced our gross profit by $567,000 in fiscal 2008 and $302,000 in fiscal 2007.

Research and Development

	Fiscal Years Ended		Year-Over-Year
(Dollars in thousands)	March 29, 2008	March 31, 2007	Change
R&D Expenses	$14,953	$14,645	2%
Percentage of Net Sales	18%	15%

R&D expenses include payroll and benefits, processing costs, and depreciation. We also expense proto-type wafers and mask sets related to new products as R&D expenses.

Expenditures for R&D were $14,953,000 and $14,645,000 in fiscal 2008 and 2007, respectively. The increase of $308,000 in R&D expense for the current year was primarily due to higher depreciation of $369,000, increased usage of wafer fab services in support of development activities for advanced manufacturing processes of $290,000, higher outside services design support of $213,000 and higher payroll expense of $139,000, partially offset by reduced benefits expense of $716,000 due to lower profit sharing bonus, a reduction in fair value of the Company’s deferred compensation plan assets, and reduced FAS 123R stock compensation expense. During fiscal 2008, benefits expense related to SFAS 123R was $1,053,000 compared to $1,382,000 in fiscal 2007.  Design-win activities remained strong in fiscal 2008 as we introduced thirty-two new products.

R&D expenses were 18% and 15% of net sales in fiscal 2008 and 2007, respectively, primarily due to decreased net sales.

Selling, General and Administrative

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

In absolute dollars, SG&A expenses were $15,536,000 in fiscal 2008 compared to $15,800,000 in fiscal 2007.  The decrease of $264,000 in SG&A expenses resulted primarily from a $675,000 decrease in benefits expense due to decreased profit sharing bonus and a reduction in fair value of the Company’s deferred compensation plan assets.  Also contributing to the reduced expense were lower sales commissions due to lower sales, and reduced bad debt expenses. These decreases were partially offset by an increase of approximately $575,000 in payroll expense as we expanded our sales force in Hong Kong, Japan and South Korea.

Interest Income and Other Income (Expense), Net

	Fiscal Years Ended		Year-Over-Year
(Dollars in thousands)	March 29, 2008	March 31, 2007	Change
Interest Income, Net	$6,189	$4,887	27%
Other Income (expense), Net	(201)	707	-128%
Total Interest and Other Income, Net	$5,988	$5,594	7%
Percentage of Net Sales	7%	6%

Interest income and other income, net for fiscal year 2008 was $5,988,000 compared to $5,594,000 in fiscal 2007.

Interest Income  Interest income, which consists primarily of interest income from our cash, cash equivalents and long-term investments, was $6,189,000 in fiscal 2008 compared to $4,887,000 in fiscal 2007. The increase in interest income in fiscal 2008 was primarily due to higher balances and higher interest rates on investments in ARS.

Other Income (expense), Net  Other income (expense), net was an expense of $201,000 for fiscal 2008 compared to an income of $707,000 for fiscal 2007. This difference of $908,000 is primarily due to a decline in fair value of investments held by our Supplemental Retirement Plan of $374,000 in fiscal 2008 versus an increase in fair value of $550,000 in fiscal 2007.

Provision for Income Taxes The provision for incomes taxes represents federal, state and foreign taxes.  The provision for income taxes for fiscal 2008 was $5,475,000 at an effective tax rate of 24% compared to $12,071,000 at an effective tax rate of 36% in 2007.  The lower effective tax rate in fiscal 2008 reflects higher tax benefits from tax-exempt investments, domestic production activities deduction, foreign earning tax differential and R&D credits. Our effective tax rate of 24% was less than the combined federal and state tax rate due to the benefits of tax exempt investment income, domestic production activities deduction and R&D credits, partially offset by the adverse impact of stock based compensation expenses.

Financial Condition

Overview

Total cash, cash equivalents, short-term and long-term investments balance as of March 28, 2009 was $137,034,000, compared with $121,260,000 on March 29, 2008, and $138,916,000 on March 31, 2007.  This increase resulted primarily from $22,406,000 of cash provided by operating activities partially offset by additional temporary impairment of our ARS of $4,835,000 and capital expenditures of $1,971,000. Working capital is defined as current assets less current liabilities.  Working capital was $77,331,000, an increase of $30,837,000 from $46,494,000 as of March 29, 2008.  This increase in working capital was mostly the result of an increase in cash provided by operating activities of $22,406,000 and partial redemptions of our ARS of $12,150,000 which were reinvested in short-term securities

Liquidity and Capital Resources

Fiscal 2009

In summary, our cash flows were as follows:

	Fiscal Years Ended
(Dollars in thousands)	March 28, 2009	March 29, 2008	March 31, 2007
Net cash provided by operating activities	$22,406	$15,912	$27,465
Net cash provided by (used in) investing activities	(17,792)	4,251	(36,170)
Net cash provided by (used in) financing activities	1,728	(24,913)	3,703
Net increase (decrease) in cash and cash equivalents	$6,342	$(4,750)	$(5,002)

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the year ended March 28, 2009, net cash provided by operating activities was $22,406,000, compared to $15,912,000 in fiscal 2008.  The increase of $6,494,000 resulted primarily from a greater net income after non-cash adjustments of $1,893,000 and increase from changes in assets and liabilities totaling $4,601,000. The higher non-cash adjustments were primarily higher provision for excess and obsolete inventories due to discontinuance of a certain LED product and reduced overall demand during the second half of fiscal 2009 and unrealized loss from short-term investments, partially offset by lower provision for doubtful accounts and sales returns. Also contributing to the increase in cash provided by operating activities were greater reductions in trade accounts receivable, inventories and prepaid expenses and other assets. These changes in non-cash adjustments were partially offset by a decrease in trade accounts payable and a decrease in deferred revenue, as our distributors reduced the amount of inventory being carried, while in fiscal 2008 they increased inventories.

Investing Activities

Investing cash flows consist primarily of capital expenditures and purchases of short-term investments, partially offset by sales of short-term investments and redemptions of long-term investments. Cash used in investing activities was $17,792,000 in fiscal year 2009 compared to cash provided of $4,251,000 in fiscal year 2008. During fiscal year 2009, we bought $27,971,000 of short-term investments more than we sold. Partially offsetting this use of cash were par value redemptions of our ARS totaling $12,150,000.  Our capital expenditures in fiscal 2009 of $1,971,000 were lower than in fiscal 2008.

Our investment portfolio is primarily comprised of ARS, municipal bonds and money market funds. The ARS we hold have a par value of $88,450,000 and have contractual maturities generally between 16 to 32 years. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates were reset every seven to thirty-five-day (“reset period”) through an auction process. Prior to the fourth quarter of fiscal 2008, at the end of each reset period, investors could sell or continue to hold the securities at par.

Since the fourth quarter of fiscal 2008, the ARS market experienced failures. In general, for each unsuccessful auction, the interest rate moves to a maximum rate defined for each ARS unless the interest earned reaches the maximum amount stipulated by the prospectus. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 16 to 32 years. Although no assurance can be given, we expect that we will receive the full principal associated with these auction-rate securities through one of the means described above. We received two payments of $11,200,000 and $50,000 in July 2008 and April 2009, respectively for one ARS, representing approximately 87% of our holding of one ARS, and another payment of $950,000 in December 2008 for another ARS, representing 19% of our holding of another ARS, all parts of which were redeemed at par value. We continue to believe that the credit quality of the ARS we hold is high as they are primarily backed by student loans, are insured and guaranteed by the United States Federal Department of Education, and continue to be rated by the major independent rating agencies as either AAA or Aaa.

While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. As of March 28, 2009, we had approximately $77,331,000 of working capital, including approximately $57,538,000 of cash, cash equivalents, and short-term investments, and we have generated cash from our operations for the past several years.

As of March 28, 2009, due to the lack of availability of observable market quotes on our investment portfolio of ARS, all of our investments in ARS were classified as Level 3 and the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. This Level 3 fair value of $79,496,000 represents approximately 60% of total assets measured at fair value. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the ARS.

Using this discounted cash flow model, we determined that there was a temporary impairment of $8,904,000 to par value of our ARS as of March 28, 2009. This unrealized loss reflects the decline in the estimated fair value of these ARS in accordance with SFAS 115. We concluded that the impairment losses were temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	recently, some ARS were redeemed at par value;

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the US Department of Education;

•	there have been no defaults on the ARS we held as of March 28, 2009;

•	their AAA or Aaa credit ratings have not been reduced as of March 28, 2009;

•	we have the intent and ability to hold these investments until the anticipated recovery in market value occurs; and

•
we received two payments of $11,200,000 and $50,000 in July 2008 and April 2009, respectively for one ARS, and a payment of $950,000 in December 2008 for another ARS, representing approximately 87% and 19% of our holdings of two ARS, respectively, both of which were partially redeemed at par value.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 2001 Plans and its predecessor plan and sales of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities as required by SFAS 123R, and repurchases of stock on the open market. Net cash provided in financing activities in fiscal 2009 was $1,728,000, primarily from proceeds associated with the exercise of stock options and employee purchases through the employee stock purchase plan. In fiscal 2008 cash used in financing activities was $24,913,000. During fiscal 2008 we bought 1,173,000 shares of our stock on the open market for $27,371,000, whereas during fiscal 2009 we did not repurchase any shares. During fiscal 2007, we amended the ESPP to decrease the discount afforded to employees from at least 15% to 5%, which satisfied the requirement of a non-compensatory plan for SFAS 123R purposes but which reduced the employee participation in the ESPP.

We expect to spend approximately $2,900,000 for capital acquisitions in fiscal 2010.  We believe that we have substantial production capacity in place to handle any projected increase in business in fiscal 2010.  Most of our $8,473,000 of property, plant and equipment are located in the United States. We also believe that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Fiscal 2008

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the year ended March 29, 2008, net cash provided by operating activities was $15,483,000, compared to $28,151,000 in fiscal 2007. The decrease in fiscal year 2008 compared to 2007 resulted primarily from a decrease in net income; a decrease in trade accounts payable and accrued expenses compared to an increase in fiscal 2007; and an increase in accounts receivable balance in fiscal 2008 compared to a decrease in accounts receivable balance in fiscal 2007, as a higher percentage of sales in fiscal 2008 were generated at the end of the year. Also contributing to the reduction in net cash provided by operating activities were greater increases in deferred tax assets and inventories compared to fiscal 2007. Inventories increased more in fiscal 2008 compared to the prior year as sales reduced 16% while factory activity did not reduce proportionately. In anticipation of higher sales in fiscal 2009 we increased inventory levels of certain new products. Partially offsetting these items was an increase in deferred revenue in fiscal 2008 compared to a decrease in fiscal 2007.

Investing Activities

Investing cash flows consist primarily of capital expenditures and purchases of short-term investments, partially offset by sales of short-term investments. Cash provided by investing activities was $4,680,000 in fiscal year 2008 compared to cash used of $36,856,000 in fiscal year 2007. During fiscal year 2008, we sold more ARS than we bought in order to fund the repurchase of 1,173,000 shares of our stock on the open market for $27,371,000.  Our capital expenditures in fiscal 2008 were slightly higher than in fiscal 2007.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 1991 and 2001 Plans and sales of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities as required by SFAS 123R, and repurchases of stock on the open market. Net cash used in financing activities in fiscal 2008 was $24,913,000 compared to net cash provided of $3,703,000 in the prior year. During fiscal 2008 we bought 1,173,000 shares of our stock on the open market for $27,371,000, whereas during fiscal 2007 our stock repurchases were 55,000 shares for $1,853,000. In addition, during fiscal 2008 proceeds from the exercise of stock options under the 1991 and 2001 Plans and sales of stock through the ESPP were lower as compared to fiscal 2007. During fiscal 2007 we amended the ESPP to decrease the discount afforded to employees from at least 15% to 5%, which satisfied the requirement of a non-compensatory plan for SFAS 123R purposes but which reduced the employee participation in the ESPP in the second half of fiscal 2007 and fiscal 2008.

Most of our $9,916,000 of property, plant and equipment as of March 29, 2008 are located in the United States.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements. Noted below under “Contractual Obligations” are various commitments we have associated with our business such as lease commitments, open purchase obligations and other items that are not recorded on our balance sheet, since we have not yet received the related goods or services as of March 28, 2009.

Contractual Obligations

The following table summarizes our significant contractual cash obligations at March 28, 2009, which consist of operating facility leases and open volume purchase orders which provide volume discounts. Such obligations are expected to have minimal effect on our liquidity and cash flow in future periods (in thousands):

		Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years
Operating lease obligations (1)	$2,275	$1,132	$1,041	$102
Purchase obligations	4,835	4,366	463	6
Total Contractual Cash Obligations	$7,110	$5,498	$1,504	$108

(1)	We lease facilities under non-cancelable lease agreements expiring at various times through September 2011. Rental expense, net of sublease income for fiscal 2009, amounted to $1,151,000.

Effective April 1, 2007, we adopted the provisions of FIN 48 (see Note 8).  As of March 28, 2009, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables was $3,323,000. As of March 28, 2009, we have accrued $332,000 of interest and $409,000 of penalties associated with its uncertain tax positions. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with these uncertain tax positions.

Common Stock Repurchases

Share repurchase activities for fiscal 2009 and 2008 were as follows:

	Fiscal Years Ended
	March 28, 2009	March 29, 2008
Number of shares repurchased	-	1,173,000
Cost of shares repurchased	$-	$27,371,000
Average price per share	$-	$23.33

Since the inception of the repurchase program in 1992 through March 28, 2009, we repurchased a total of 2,344,000 shares of our common stock for an aggregate cost of $36,551,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares.  At March 28, 2009, 556,000 shares remained authorized for repurchases under this program.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  It will apply to all financial instruments within the scope of Statement 107, and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements.  Only public entities would be required to provide the fair value disclosures in interim financial information. We are currently assessing the potential effect that the adoption of these FSPs will have on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP will change (1) the method for determining whether an other-than-temporary impairment exists (i.e., the "trigger" for an other-than-temporary impairment) for debt securities and (2) the amount of an impairment charge to be recorded in earnings. Where credit losses exist, the portion of the impairment related to those credit losses should be recognized in earnings. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We are currently assessing the potential effect that the adoption of these FSPs will have on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 157-4 “Determining whether a market is not active and a transaction is not distressed” (“FSP No. FAS 157-4”).  It provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.  The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently assessing the potential effect that the adoption of FSP No. FAS 157-4 will have on our Consolidated Financial Statements.

In January 2009, the FASB issued FSP No. EITF 99-20-1, which is an amendment to EITF Issue No. 99-20.  The goal of this FSP is to achieve a more consistent determination of whether an other-than-temporary impairment has occurred.  The FSP also reemphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115.  We are currently assessing the potential effect that the adoption of FSP No. EITF 99-20-1 will have on our Consolidated Financial Statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP157-3”), to clarify the application of the provision of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition, as of and for the period ended December 27, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity.  SFAS 160 is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (March 29, 2009 for us).  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We are currently assessing the potential effect that the adoption of SFAS 160 will have on our Consolidated Financial Statements, but do not expect it to have a material effect.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  The revised standard continues the movement toward the greater use of fair values in financial reporting. SFAS 141(R) will significantly change how business acquisitions are accounted for and will affect financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (March 29, 2009 for us).  SFAS 141(R) will be applied prospectively, meaning in our case it will apply to acquisitions occurring on or after March 29, 2009. We are currently assessing the potential effect that the adoption of SFAS 141(R) will have on our Consolidated Financial Statements, but do not expect it to have a material effect.

In the first quarter of fiscal 2009, we adopted Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (“SFAS 157”) for all financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS 157 did not have a significant effect on our Consolidated Financial Statements, and the resulting fair value calculated under SFAS 157 after adoption did not significantly differ from the fair values that would have been calculated under previous guidance. See Note 2 to the Consolidated Financial Statements for further discussion.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 also requires cash flows from purchases, sales, and maturities of trading securities to be classified based on the nature and purpose for which the securities were acquired. SFAS 159 became effective for Supertex in first quarter of fiscal 2009.We did not elect the fair value option for any of our financial assets or liabilities. We assessed the nature and the purpose of our investment in trading securities and reclassified purchases and sales of trading securities from operating cash flow to investing cash flow based upon paragraph 16 of SFAS 159. The cash flows of $151,000 from trading securities were classified as investing activities for the year ended March 28, 2009.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks primarily due to changes in interest rates.  We do not use derivatives to alter the interest characteristics of our investment securities.  We have no holdings of derivative or commodity instruments, and our holdings are for purposes other than trading.  Our investment portfolio is primarily comprised of ARS, municipal bonds, corporate bonds and commercial paper and money market funds.  Investments and cash and cash equivalents generated interest income of $3,209,000 and $6,189,000 in fiscal year 2009 and 2008, respectively.  Based on our investments and cash and cash equivalent balance as of March 28, 2009, one percentage point change in interest rates would cause change in our annual interest income in an amount of approximately $1,405,000, compared to $1,185,000 as of March 29, 2008.

As of March 28, 2009, we had no long-term debt outstanding.

ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we have recently encountered with regard to our ARS, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We have recorded an $8,904,000 temporary impairment in value as of March 28, 2009, increased from $4,069,000 as of March 29, 2008. In the event we need to access the funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.

The ARS we held had contractual maturities generally between 16 to 32 years and had a total par value of $88,450,000 as of March 28, 2009, compared to $100,600,000 as of March 29, 2008. They were in the form of auction rate bonds backed by a pool of student loans, whose interest rates were reset every seven to thirty-five days through an auction process prior to the fourth quarter of fiscal 2008. At the end of each reset period, investors can sell or continue to hold the securities at par. The ARS held by us are backed by student loans and are guaranteed by the United States Federal Department of Education. In addition, all ARS held by us are rated by the major independent rating agencies as either AAA or Aaa. As our ARS are of high credit rating, we believe the credit risk is very low.

If the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the ARS and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition. We expect that we will receive the principal associated with these auction-rate securities through one of the means described above.

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

Item 8.  Financial Statements and Supplementary Data

Each of the quarters presented consisted of 13 weeks.

	Quarters Ended
	Mar 28,	Dec 27,	Sep 27,	Jun 28,	Mar 29,	Dec 29,	Sep 29,	Jun 30,
	2009	2008	2008	2008	2008	2007	2007	2007
(Unaudited)	(in thousands, except per share amounts)
Statement of Income Data:
Net sales	$15,010	$17,596	$23,453	$22,751	$19,621	$20,147	$22,029	$20,762
Costs of sales	8,691	8,076	10,164	10,000	9,567	8,915	9,020	8,076
Gross profit	6,319	9,520	13,289	12,751	10,054	11,232	13,009	12,686
Income from operations	593	2,896	5,587	4,918	2,272	3,986	4,959	5,275
Income before provision for income taxes	820	2,752	6,301	5,893	3,834	5,318	6,546	6,782
Net income	$944	$2,612	$4,549	$4,440	$4,354	$3,677	$4,501	$4,473
Net income per share(1)
Basic	$0.07	$0.20	$0.35	$0.35	$0.33	$0.27	$0.33	$0.32
Diluted	$0.07	$0.20	$0.35	$0.34	$0.33	$0.26	$0.32	$0.32

(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

(i) Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(ii) Limitations on the Effectiveness of Disclosure Controls.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met taking into account the totality of the circumstances. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(iii) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the our disclosure controls and procedures as of March 28, 2009, and have determined that they are effective at the reasonable assurance level.

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

Our management with participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 28, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on the assessment using those criteria, management concluded that, as of March 28, 2009, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, also audited and expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of March 28, 2009. Each of the report on the audit of internal control over financial reporting and the report on the audit of the financial statements appear under item 15(a)(1) in this Annual Report on Form 10-K.

(c)         Changes in Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the our internal control over financial reporting identified in connection with management’s evaluation during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)      Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and competing use of resources, and the benefits of controls must be considered relative to their costs in light of competing demands on limited resources.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts or omissions of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.  Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Stockholders currently planned to be held on August 14, 2009 (the “Proxy Statement”).

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under "Election of Directors" in the Proxy Statement and is incorporated by reference.   The information required by Item 405 of Regulation S-K with respect to disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Compliance with Section 16(a) of the Exchange Act” in the 2009 Proxy Statement.  The required information regarding executive officers is included in Part I hereof under caption "Executive Officers of the Company."

The Company has adopted a Code of Business Conduct and Ethics that applies to all of our employees, agents, contractors, and Board of Directors, including our president and chief executive officer. A copy of the Code of Business Conduct and Ethics is accessible, free of charge, at our Internet website (www.supertex.com).  Printed copy is also available on request. Requests should be directed in writing to Supertex, Inc., 1235 Bordeaux Drive, Sunnyvale, CA 94089, Attention: Investor Relations.  Information on our website is not part of this report.

The information required by this item 10 regarding our nominating and corporate governance committee, our audit committee and audit committee financial expert is incorporated by reference from the information contained in the 2009 Proxy Statement.

Item 11.  Executive Compensation

Information regarding the Company's remuneration of its officers and directors is set forth under "Compensation of Directors" and "Compensation of Executive Officers" in the 2009 Proxy Statement and is incorporated by reference. Other information required by this Item 11 is set forth under “Report of the Executive Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in the 2009 Proxy Statement and is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the 2009 Proxy Statement and is incorporated by reference. The information required by this item with respect to our equity compensation plan is hereby incorporated from Part II, Item 5 of this Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is set forth under “Certain Relationship and Related Transactions” in the 2009 Proxy Statement and is incorporated by reference and information regarding our corporate governance is set forth under “Election of Directors” in the 2009 Proxy Statement and is incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this Item regarding accounting fees and services is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this form:
		Page
1.	Report of Independent Registered Public Accounting Firm	41

2.	Consolidated Financial Statements:
	Consolidated Balance Sheets at March 28, 2009 and March 29, 2008	42
	For the three years ended March 28, 2009, March 29, 2008 and March 31, 2007:
	Consolidated Statements of Income	43
	Consolidated Statements of Shareholders' Equity	44
	Consolidated Statements of Cash Flows	45
	Notes to Consolidated Financial Statements	46

3.	Exhibits.

	Exhibit	Exhibit Description

	2.1 (1)	Agreement for purchases and sale of assets by and between Supertex, Inc. and Orbit Semiconductor dated January 16, 1999.

	3.1 (2)	Restated Articles of Incorporation of Registrant filed May 21, 1980.

	3.2 (2)	Certificate of Amendment of Articles of Incorporation filed April 16, 1981.

	3.3 (2)	Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

	3.4 (3)	Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

	3.5 (5)	Bylaws of Registrant, as amended.

	10 (2)	Deferred Compensation Plan, which became effective January 1, 1996.
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

Supertex, Inc.

Dated: June 8, 2009	/s/PHILLIP A. KAGEL
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

Signature	Title	Date

/s/ HENRY C. PAO	Director, President and Chief Executive Officer	June 8, 2009
(Henry C. Pao)	(Principle Executive Officer)

/s/ PHILLIP A. KAGEL	Vice President, Finance and Chief Financial Officer	June 8, 2009
(Phillip A. Kagel)	(Principal Financial and Accounting Officer)

/s/ BENEDICT C. K. CHOY	Senior Vice President, Technology Development	June 8, 2009
(Benedict C. K. Choy)

/s/ W. MARK LOVELESS	Director	June 8, 2009
(W. Mark Loveless)

/s/ ELLIOTT SCHLAM	Director	June 8, 2009
(Elliott Schlam)

/s/ MILTON FENG	Director	June 8, 2009
(Milton Feng)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Supertex, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Supertex, Inc. and its subsidiary at March 28, 2009 and March 29, 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Jose, California
June 8, 2009

SUPERTEX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 28, 2009	March 29, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$24,244	$17,902
Short-term investments	33,294	6,827
Trade accounts receivable, net	8,115	13,197
Inventories, net	15,700	17,036
Prepaid expenses and other current assets	1,654	3,647
Prepaid income taxes	4,588	-
Deferred income taxes	7,625	9,401
Total current assets	95,220	68,010
Long-term investments	79,496	96,531
Property, plant and equipment, net	8,473	9,916
Other assets	389	373
Deferred income taxes	6,726	2,521
Total assets	$190,304	$177,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,934	$3,280
Accrued salaries and employee benefits	8,909	12,146
Other accrued liabilities	888	1,741
Deferred revenue	3,276	4,349
Income taxes payable	1,882	-
Total current liabilities	17,889	21,516
Income taxes payable, noncurrent	4,839	3,960
Total liabilities	22,728	25,476

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, no par value -- 10,000 shares authorized, none outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 12,872 shares (2009) and 12,749 shares (2008)	59,549	54,968
Accumulated other comprehensive loss	(5,494)	(4,069)
Retained earnings	113,521	100,976
Total shareholders' equity	167,576	151,875
Total liabilities and shareholders' equity	$190,304	$177,351

      See accompanying Notes to Consolidated Financial Statements.

 SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Net sales	$78,810	$82,559	$98,020
Cost and expenses:
Cost of sales	36,931	35,578	39,671
Research and development	14,553	14,953	14,645
Selling, general and administrative	13,332	15,536	15,800
Total costs and expenses	64,816	66,067	70,116
Income from operations	13,994	16,492	27,904
Interest and other income:
Interest income	3,209	6,189	4,887
Other income(expense), net	(1,437)	(201)	707
Income before provision for income taxes	15,766	22,480	33,498
Provision for income taxes	3,221	5,475	12,071
Net income	$12,545	$17,005	$21,427

Net income per share
Basic	$0.98	$1.25	$1.56
Diluted	$0.97	$1.23	$1.53
Shares used in per share computation
Basic	12,836	13,585	13,715
Diluted	12,927	13,790	14,040

 See accompanying Notes to Consolidated Financial Statements.

 SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Number of Common Shares	Stock Amount	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders’ Equity

Balance, April 1, 2006	13,608	$46,692	$-	$86,732	$133,424
Stock options exercised	229	4,278	-	-	4,278
Shares received in lieu of cash for exercise of options	(8)	(387)	-	-	(387)
Issuance of shares under ESPP	20	657	-	-	657
Stock repurchased	(55)	(205)	-	(1,648)	(1,853)
Stock-based compensation expense	-	2,428	-	-	2,428
Tax benefit from stock-based compensation	-	1,278	-	-	1,278
Net income	-	-	-	21,427	-
Total comprehensive income	-	-	-	-	21,427
Balance, March 31, 2007	13,794	54,741	-	106,511	161,252
Stock options exercised	123	2,041	-	-	2,041
Issuance of shares under ESPP	5	179	-	-	179
Stock repurchased	(1,173)	(4,924)	-	(22,447)	(27,371)
Stock-based compensation expense	-	2,545	-	-	2,545
Tax benefit from stock-based compensation	-	386	-	-	386
Adjustment to retained earnings upon adoption of FIN 48				(93)	(93)
Net income	-	-	-	17,005	-
Unrealized loss from available-for-sale investments	-	-	(4,069)	-	-
Total comprehensive income	-	-	-	-	12,936
Balance, March 29, 2008	12,749	54,968	(4,069)	100,976	151,875
Stock options exercised	115	1,504	-	-	1,504
Issuance of shares under ESPP	8	167	-	-	167
Stock-based compensation expense	-	2,761	-	-	2,761
Tax benefit from stock-based compensation	-	149	-	-	149
Net income	-	-	-	12,545	-
Unrealized loss from available-for-sale investments, net of taxes	-	-	(1,425)	-	-
Total comprehensive income	-	-	-	-	11,120
Balance, March 28, 2009	12,872	$59,549	$(5,494)	$113,521	$167,576

See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 28, 2009	March 29, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,545	$17,005	$21,427
Non-cash adjustments to net income:
Depreciation and amortization	3,397	3,206	2,904
Provision for doubtful accounts and sales returns	646	1,151	854
Provision for excess and obsolete inventories	4,439	3,217	2,454
Deferred income taxes	1,071	(2,900)	(449)
Stock-based compensation	2,761	2,545	2,428
Tax benefit related to stock-based compensation plans	149	386	1,278
Excess tax benefit related to stock-based compensation	(57)	(238)	(1,008)
Unrealized (gain) loss from short-term investments, categorized as trading	1,464	374	(548)
(Gain) loss on disposal of property, plant and equipment	23	(201)	-
Changes in operating assets and liabilities:
Trade accounts receivable	4,546	(1,555)	1,177
Inventories	(3,103)	(6,015)	(4,149)
Prepaid expenses and other assets	1,867	(1,708)	(814)
Prepaid income taxes	(4,588)	-	-
Trade accounts payable and accrued expenses	(4,442)	(1,288)	1,887
Deferred revenue	(1,073)	1,384	(601)
Income taxes payable	2,761	549	625
Net cash provided by operating activities	22,406	15,912	27,465

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(1,971)	(4,413)	(3,447)
Proceeds from disposal of property, plant and equipment	-	201	-
Purchases of investments	(34,529)	(138,274)	(301,142)
Sales of investments	18,708	146,737	268,419
Net cash provided by (used in) investing activities	(17,792)	4,251	(36,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	1,671	2,220	4,548
Stock repurchased	-	(27,371)	(1,853)
Excess tax benefit related to stock-based compensation	57	238	1,008
Net cash provided by (used in) financing activities	1,728	(24,913)	3,703

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,342	(4,750)	(5,002)

CASH AND CASH EQUIVALENTS:
Beginning of period	17,902	22,652	27,654
End of period	$24,244	$17,902	$22,652

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$2,985	$8,367	$10,866

Supplemental disclosure of non-cash activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$6	$58	$60

See accompanying Notes to Consolidated Financial Statement

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

Fiscal Period

The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31st.  Fiscal years 2009, 2008 and 2007 all comprise 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  Significant estimates in these financial statements include revenue recognition, provision for sales returns and allowances, allowance for doubtful accounts, warranty reserves, estimates for useful lives associated with long lived assets, asset impairments, auction rate security (“ARS”) valuation, net realizable value of inventories, certain accrued liabilities and provision for income taxes and tax valuation allowance.  Actual results could differ from those estimates.

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

Cash and Cash Equivalents

Investments with an original or remaining maturity of 90 days or less, as of the date of purchase, are considered cash equivalents, and consist of municipal bonds, commercial paper and highly liquid money market instruments. The Company maintains cash balances at a variety of financial institutions and has not experienced any material losses relating to such balances.

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

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Investments categorized as trading consisted entirely of investments in mutual funds held by the Company’s Deferred Compensation Plan (“NQDCP”) and are included as short-term investments on the consolidated balance sheets.

The Company’s short-term and long-term investments as of March 28, 2009 are composed of ARS and investments in municipal bonds, corporate bonds and commercial paper.  Unrealized gains and losses are reported in accumulated other comprehensive income (loss), a separate component of shareholders’ equity, net of any related tax effect. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income (expense). There were no realized losses and declines in value judged to be other than temporary recorded in fiscal year 2009, 2008, and 2007.  For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Historically, given the liquidity created by auctions, the Company’s ARS investments were presented as current assets under short-term investments on the Company’s balance sheet. However, the ARS investments held by the Company as of March 29, 2008 and March 28, 2009 experienced failed auctions due to sales orders exceeding purchase orders, so the Company’s ARS investments are considered illiquid until there is a successful auction for them. As of March 28, 2009, the par value of $88,400,000 ARS is presented in long-term investments and the par value of $50,000 is presented in short-term investments due to a subsequent redemption. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security.

For investments other than the ARS, the fair value is observable and therefore no estimates are required.

The Company reviews its impairments in accordance with SFAS No. 115 and Financial Accounting Standard Board (“FASB”) Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” Declines in fair value that are considered other than temporary are charged to statement of income and those that are considered temporary are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

In evaluating the impairment of any individual ARS, the Company classified such impairment as temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold its ARS investments for a period of time sufficient to allow for any anticipated recovery in market value.

Based on this assessment of fair value of ARS as of March 28, 2009, the unrealized loss of $8,904,000 was recorded in accumulated other comprehensive loss, net of tax of $3,472,000.

The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes of credit ratings, as well as collateral values, default rate of underlying assets, counterparty risk and ongoing strength of the liquidity market (See Note 2 and 3).

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

Concentration of credit risk and foreign operations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term and long-term investments, and accounts receivable.  The Company’s accounts receivable are derived from sales and earned from customers located in the U.S. and certain foreign countries and regions, including China, Asia, Europe and Japan.  For the years ended March 28, 2009, March 29, 2008 and March 31, 2007, sales to foreign customers based on destination locations were all denominated in U.S. dollars and accounted for 63%, 63% and 70%, of net sales, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

A small amount of the Company’s assets are denominated in Hong Kong dollars including two bank accounts, one for its Hong Kong subsidiary’s daily cash requirements while the second account is held for that subsidiary’s employees’ contributions to the Employee Stock Purchase Plan.   The Company also has a bank account denominated in Chinese Renminbi and a bank account denominated in Japanese Yen, which were established to fund cash requirements for its two sales offices in mainland China and one in Japan.  All other cash and investment accounts are denominated in United States dollars and domiciled in the United States with the exception of one investment account that is domiciled in Ireland.

Substantially all of the Company’s foreign sales are denominated in United States dollars.  Currency exchange fluctuations in countries where the Company does business could harm the business by resulting in pricing that is not competitive with prices denominated in local currencies.

Foreign Currency Translation

The functional currency of the Company’s Hong Kong subsidiary is the U.S. dollar.  As such, gains and losses resulting from translation from local currency to the U.S. dollar are included in other income (expense), net.  Such gains and losses have not been material for any period presented.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and generally depreciated using accelerated methods over estimated useful lives of five years or less.  Building and building improvements are recorded at cost and are depreciated on a straight-line basis over the useful life of the building of thirty-nine years.  Leasehold improvements are recorded at cost and are amortized on a straight-line basis over the lesser of the related lease term or the estimated useful life of the assets.

Impairment of Long-lived assets

The Company routinely considers whether indicators of impairment of long-lived assets are present.  If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value.  If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.  Fair value is determined using various approaches, including discounted future cash flows, independent appraisals or other relevant methods.  If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value.  The fair value of the asset then becomes the asset's new carrying value, which the Company depreciates or amortizes over the remaining estimated useful life of the asset where appropriate. The Company may incur impairment losses in future periods if factors influencing its estimates change. Historically, the Company has not had an impairment charge on its tangible long-lived assets.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Revenue Recognition

The Company recognizes revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection of the resulting receivable is reasonably assured. For sales to original equipment manufacturers (“OEMs”), the Company uses either a binding purchase order or signed agreement as evidence of an arrangement.  Sales through distributors are evidenced by a binding purchase orders on a transaction-by-transaction basis.  Sales to distributors are made primarily under arrangements allowing limited rights of return, limited price protection and limited right of stock rotation on merchandise unsold by the distributors.  Because of the uncertainty associated with pricing concessions and possible returns, with the exception of certain products, the Company defers the recognition of such sales and the related costs of sales until distributors have sold the merchandise to their end customers.  Following a prior period change in the terms and conditions to eliminate return rights for distributors for certain products, the Company continued to defer revenue recognition until the distributors had sold these parts as the Company would grant concessions and accept some returns for a period of time after the change. During the fourth quarter of fiscal 2009, the Company determined that it had a sufficient history of not granting concessions to be able to recognize revenue on the non-returnable parts upon shipment. As a result, the Company recognized revenue of $275,000 in the fourth quarter of fiscal 2009. The distributors provide the Company an inventory balance report at the end of each period, which enables the Company to determine products sold to their end customer.

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

From time to time, deferred revenue results from up-front billings from customers under non-recurring engineering (“NRE”) contracts as well as a customer advance under a licensing agreement.  The Company recognizes revenue from NRE contracts upon completion of contract milestones, which corresponds to when the Company provides the services and/or products.  Revenue is deferred for any amounts received prior to completion of engineering contract milestones, such as amounts received upon delivery of proto-type, if such a delivery is an agreed upon milestone. Some of the NRE contracts include formal customer acceptance provisions.  In this case at the end of each period, the Company determines whether customer acceptance has been obtained for the specific milestone.  If customer acceptance has not been obtained, the Company defers the recognition of such revenue until customer acceptance is obtained.

Research and Development Expense

All research and development expenses that have no alternative future use are expensed as incurred. Research and development expenses consist primarily of payroll and benefits of those employees engaged in research, new process development activities, new product design and development activities, costs related to design tools, license expenses related to intellectual property, supplies and services, depreciation and other occupancy costs.  The Company also expenses proto-type wafers and mask sets related to new products.

Net Income per Share

Basic net income is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted net income per share reflects the potential dilution that could occur from common shares issuable through stock options and the Employee Stock Purchase Plan.

Stock-based Compensation

On April 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan (‘ESPP”) based on estimated fair value of those awards at grant date and to record the cost as compensation expense over the period during which the employee or director is required to perform services in exchange for the award (generally over the vesting period of the award). In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company elected to adopt the modified prospective application transition method as provided by SFAS 123R.  Accordingly, during the fiscal years 2009, 2008 and 2007, the Company recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123.

Income Taxes

Income taxes are reported under Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (“SFAS 109”) and accordingly, deferred taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and for operating loss and tax credit carry-forwards. A valuation allowance is provided for deferred tax assets when management cannot conclude, based on the available evidence, that it is more likely than not that all or a portion of the deferred tax assets will be realized through future operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

 Advertising Costs

The Company expenses advertising and promotional costs as they are incurred. Advertising expense was immaterial for fiscal 2009, 2008 and 2007.

Fair Value of Financial Instrument

Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value.

Comprehensive Income

Comprehensive income includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, as presented on the accompanying balance sheets, consists of unrealized gains and losses on available-for-sale securities, net of tax.

Reclassification

For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect the Company’s net income.

Specifically, due to the adoption of SFAS 159 in the first quarter of fiscal 2009, purchase and sales of trading securities were reclassified from operating cash flows to investing cash flows.

Also, during the third quarter of fiscal 2009, the Company identified an error totaling $2,106,000, related to the prior period recording of the tax effect of unrealized losses on ARS that was recorded as other comprehensive loss. The Company assessed the materiality of these errors and recorded the cumulative impact of the correction of these errors as an adjustment to deferred tax assets in the quarter ended December 27, 2008.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  It will apply to all financial instruments within the scope of Statement 107, and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in both interim financial statements as well as annual financial statements.  Only public entities would be required to provide the fair value disclosures in interim financial information. The Company is currently assessing the potential effect that the adoption of these FSPs will have on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2,“Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP will change (1) the method for determining whether an other-than-temporary impairment exists (i.e., the "trigger" for an other-than-temporary impairment) for debt securities and (2) the amount of an impairment charge to be recorded in earnings.  Where credit losses exist, the portion of the impairment related to those credit losses should be recognized in earnings. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently assessing the potential effect that the adoption of these FSPs will have on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 157-4 “Determining whether a market is not active and a transaction is not distressed”(“FSP No. FAS 157-4”).  It provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.  The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently assessing the potential effect that the adoption of FSP No. FAS 157-4 will have on its Consolidated Financial Statements.

In January 2009, the FASB issued FSP No. EITF 99-20-1, which is an amendment to EITF Issue No. 99-20.  The goal of this FSP is to achieve a more consistent determination of whether an other-than-temporary impairment has occurred.  The FSP also reemphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115.  The Company is currently assessing the potential effect that the adoption of FSP No.EITF 99-20-1 will have on its Consolidated Financial Statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP157-3”), to clarify the application of the provision of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the period ended December 27, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity.  SFAS 160 is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (March 29, 2009 for the Company).  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company is currently assessing the potential effect that the adoption of SFAS 160 will have on its Consolidated Financial Statements, but does not expect it to have a material effect.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  The revised standard continues the movement toward the greater use of fair values in financial reporting. SFAS 141(R) will significantly change how business acquisitions are accounted for and will affect financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) is effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (March 29, 2009 for the Company).  SFAS 141(R) will be applied prospectively. The Company is currently assessing the potential effect that the adoption of SFAS 141(R) will have on its Consolidated Financial Statements, but does not expect it to have a material effect.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In the first quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) for all financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS 157 did not have a significant effect on the Company’s Consolidated Financial Statements, and the resulting fair value calculated under SFAS 157 after adoption did not significantly differ from the fair values that would have been calculated under previous guidance. See Note 2 to the Company’s Consolidated Financial Statements for further discussion.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 also requires cash flows from purchases, sales, and maturities of trading securities to be classified based on the nature and purpose for which the securities were acquired. SFAS 159 became effective for the Company in first quarter of fiscal 2009. The Company did not elect the fair value option for any of its financial assets or liabilities. The Company assessed the nature and the purpose of its investments in trading securities and reclassified purchases of trading securities from operating cash flows to investing cash flows based upon paragraph 16 of SFAS 159. The net cash flows of $151,000 from trading securities were classified as investing activities for the fiscal year ended March 28, 2009.

2. Fair Value

In the first quarter of fiscal 2009, the Company adopted the provision of SFAS 157 for financial assets and liabilities. SFAS 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements and enhances disclosures surrounding fair value calculations.

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

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Included in the Company’s long-term investments are ARS, which are collateralized by student loans. Due to the lack of availability of observable market quotes for the Company’s investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including but not limited to liquidity discount from 125 to 150 basis points per year for the current ARS market, and the timing of recovery of the ARS market from three to five years. The estimated fair value of the Company’s ARS ranges from $78,400,000 to $82,700,000. We believe this estimated range of fair values of our ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behaviors, and public policy implications associated with the student loan based ARS market. We have concluded that the fair value of our ARS was $79,546,000 at March 28, 2009 net of a temporary impairment of $8,904,000 to par value.

The Company also considered the quality, amount of collateral, and US government guarantee for the ARS and looked to other marketplace transactions and information received from other third party brokers in order to assess whether the fair value based on the discounted cash flow model was reasonable. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may affect the Company’s valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. Significant inputs to the investment valuations are unobservable in the active markets and therefore the Company’s ARS are classified as Level 3 in the hierarchy.

The following table summarizes assets measured at fair value as of March 28, 2009, excluding accrued interest (in thousands):

	Fair value measurements
Assets	Level 1	Level 2		Level 3	Total
Money market funds	$-	$18,382		$-	$18,382
Municipal bonds	-	21,077	(1)	-	21,077
Variable rate demand notes	-	1,000	(2)	-	1,000
Corporate bonds	-	6,557	(3)	-	6,557
Commercial paper	-	992		-	992
Equity mutual funds	5,513	-		-	5,513
Short-term investment in ARS	-	50		-	50
Long-term investments in ARS	-	-		79,496	79,496
Total assets at fair value	$5,513	$48,058		$79,496	$133,067

_________________________
(1) Included in municipal bonds was $1,635,000, which was classified as a cash equivalent.
(2) The variable rate demand notes were subsequently disposed of at par in April, 2009.
(3) Included in corporate bonds was $260,000, which was classified as a cash equivalent.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the change in fair value of the Company’s level 3 assets (in thousands):

Fair value measurements of assets using level 3 inputs	Short-term and long-term investments in ARS
Beginning balance at March 29, 2008	$96,531
Redemption of investments in ARS	(12,150)
Reclassification from long-term to short-term investments	(50)
Unrealized loss recorded in "Accumulated other comprehensive loss"	(4,835)
Ending balance at March 28, 2009	$79,496

During the fiscal year ended March 28, 2009, the Company received $12,150,000 relating to ARS redeemed at par value. Subsequent to March 28, 2009, the Company received another payment of $50,000. See Note 3 for discussion of the Company’s ARS.

3. CASH AND CASH EQUIVALENTS AND INVESTMENTS

The Company’s cash and cash equivalents consist of investments in money market funds, municipal bonds and corporate bonds as follows (in thousands):

	March 28, 2009	March 29, 2008
Cash	$3,967	$4,409
Cash equivalents:
Money market funds	18,382	13,493
Municipal bonds	1,635	-
Corporate bonds	260	-
Total cash and cash equivalents	$24,244	$17,902

The Company’s portfolio of short-term and long-term investments is as follows (in thousands):

	March 28, 2009				March 29, 2008
	Amortized	Unrealized	Unrealized	Carrying	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

Short-term investments:
Trading securities:	$5,513	$-	$-	$5,513	$6,827	$-	$-	$6,827
Available-for-sale securities:
Auction rate securities	50	-	-	50	-	-	-	-
Municipal bonds	19,438	4	-	19,442	-	-	-	-
Variable rate demand notes	$1,000	-	-	1,000
Corporate bonds	6,393	-	(96)	6,297	-	-	-	-
Commercial Paper	990	2	-	992	-	-	-	-

Total short-term investments	$33,384	$6	$(96)	$33,294	$6,827	$-	$-	$6,827

Long-term investments:
Available-for sale securities	$88,400	$-	$(8,904)	$79,496	$100,600	$-	$(4,069)	$96,531

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s short-term and long-term investments by contractual maturities are as follows (in thousands):

	March 28, 2009	March 29, 2008
Short-term investment:
Trading securities:
Due in one year or less	$5,513	$6,827
Available-for-sale securities:
Due in one year or less	26,731	-
Due after ten years	1,050	-
Total short-term investments	$33,294	$6,827

Long-term investment:
Available-for-sale securities at amortized cost:
Due after ten years	$79,496	$96,531
Total long-term investments	$79,496	$96,531

Short-term investments classified as trading securities for fiscal years 2009 and 2008 consisted entirely of investments in mutual funds held by NQDCP. Unrealized loss to trading securities was $1,464,000 and $374,000 for the fiscal years ended March 28, 2009 and March 29, 2008, respectively.

The Company’s available-for-sale portfolio in fiscal 2009 was primarily comprised of ARS, municipal bonds, commercial paper and variable rate demand notes.  These securities are reported at fair value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

During fiscal year ended March 28, 2009, the Company disposed of municipal bonds totaling $960,000 and corporate bonds totaling $505,000 at par value. The realized losses of these transactions were immaterial.

Historically, given the liquidity created by auctions, the Company’s ARS were presented as current assets under short-term investments on the Company’s balance sheet. However, the ARS held by the Company at March 28, 2009 have experienced failed auctions due to sales orders exceeding purchase orders, so the Company’s ARS are considered illiquid until there is a successful auction for them. Accordingly, ARS with a par value of $88,400,000 were classified as non-current assets and were presented in long-term investments on the Company’s balance sheet as of March 28, 2009.

The ARS are investments with contractual maturities generally between 16 to 32 years. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates are reset every seven to thirty-five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The ARS held by the Company are primarily backed by pools of student loans and are guaranteed by the United States Department of Education. In addition, all ARS held by the Company are rated by the major independent rating agencies as either AAA or Aaa.

As of March 28, 2009, all of the Company’s long-term investment securities were reported at fair value. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of ARS, the fair value was estimated based on a discounted cash flow model. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods, and contractual terms of the security.

The Company recorded $8,904,000 temporary impairment in value as of March 28, 2009. This unrealized loss reflected the decline in the estimated fair value of these securities in accordance with SFAS 115. The ARS classified as long-term investments have been in an unrealized loss position for more than twelve months. The Company has not recognized the related impairment loss as it has concluded that the impairment is not other-than-temporary due to the following:

•	the decline in market value is due to unusual general market conditions;

•	these investments are of high credit quality of which a significant portion of the investments are insured;

•	there have been no defaults by the issuers;

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

•	their AAA or Aaa credit ratings have not been reduced as of March 28, 2009;

•	the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs; and

•
the Company received two payments of $11,200,000 and $50,000 in July 2008 and April 2009, respectively, and a payment of $950,000 in December 2008, representing approximately 87% and 19% of its holding of two ARS, respectively, both of which were partially redeemed at par value.

If uncertainties in the credit and capital markets continue or these markets deteriorate further, the Company may incur additional impairments to its ARS. The Company will continue to monitor its ARS and may be required to record an impairment charge through the income statement if the decline in fair value is determined to be other-than-temporary.

4.  ACCOUNTS RECEIVABLE, NET (in thousands):

	March 28, 2009	March 29, 2008
Accounts receivable	$8,876	$14,275
Less: Allowance for doubtful accounts and sales returns	(761)	(1,078)
Total Trade accounts receivable	$8,115	$13,197

Allowances for doubtful accounts are (in thousands):

Description	Balance at Beginning of Period	Charge	(1)	Deductions and Other	(2)	Balance at End of Period
Twelve months ended March 28, 2009
Allowance for doubtful accounts	$595	$(100)		$-		$495

Twelve months ended March 29, 2008
Allowance for doubtful accounts	$590	$5		$-		$595

Twelve months ended March 31, 2007
Allowance for doubtful accounts	$148	$466		$(24)		$590

_________________________
(1) Allowances for doubtful accounts are charged to Selling, General and Administration Expense.
(2) Represents amounts charged to the allowance for doubtful accounts related to accounts receivable.

During the fiscal year ended March 28, 2009, the Company recorded an allowance for doubtful accounts of $110,000 related to other receivables under prepaid expense and other current assets. As of March 28, 2009, the related balance amounted to $110,000.

Allowances for sales returns are (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other(2)	Balance at End of Period
Twelve months ended March 28, 2009
Allowance for sales returns	$483	$636	$(853)	$266

Twelve months ended March 29, 2008
Allowance for sales returns	$199	$1,146	$(862)	$483

Twelve months ended March 31, 2007
Allowance for sales returns	$525	$388	$(714)	$199

________________________
(1) Allowances for sales returns are charged as a reduction to revenue.
(2) Represents amounts charged to the allowance for sales returns.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representative and distributors.  Sales to distributors and related cost of sales are recognized upon resale to their end customers.

The Company has estimated that its OEM customer, General Electric Company, accounted for a total of 13%, 13% and 11% of its net sales from both direct and indirect channels (“combined sales”) for fiscal 2009, 2008 and 2007, respectively. Combined sales to another OEM, Motorola Inc. accounted for approximately 13% and 24% of the Company’s net sales in fiscal 2008 and 2007, respectively. A distributor accounted for 12% of net sales in fiscal 2007. No other direct or indirect customers accounted for more than 10% of net sales in fiscal 2009, 2008 and 2007.

As of March 28, 2009, two customers accounted for 12% and 10% of gross accounts receivable, respectively. One of the Company’s significant customers accounted for 13% of gross accounts receivable as of March 29, 2008.

5. INVENTORIES (in thousands):

	March 28, 2009	March 29, 2008
Raw materials	$1,128	$1,075
Work-in-process	10,449	11,463
Finished goods	2,470	2,462
Finished goods at distributors and on consignment	1,653	2,036
Total Inventories	$15,700	$17,036

The Company wrote down inventory totaling $4,439,000, $3,217,000 and $2,454,000 for fiscal years 2009, 2008 and 2007, respectively.  The Company sold previously written down inventory of $1,372,000, $1,509,000 and $1,645,000 for fiscal 2009, 2008 and 2007, respectively.

6. PROPERTY, PLANT AND EQUIPMENT (in thousands):

	March 28, 2009	March 29, 2008
Land	$825	$825
Machinery and equipment	39,648	42,437
Leasehold improvements	2,968	2,761
Building	2,563	2,504
Furniture and fixtures	361	369
	46,365	48,896
Less accumulated depreciation and amortization	(37,892)	(38,980)
Property, plant and equipment, net	$8,473	$9,916

7. PRODUCT RETURN AND WARRANTY RESERVES

The Company’s standard policy is to accept the return of defective parts for credit from non-distributor customers for a period of 90 days from date of shipment. This period may be extended in certain cases. The Company records estimated product returns as a reduction to revenue in the same period as the related revenues are recorded. These estimates are based on historical experience, analysis of outstanding return material authorizations and allowance authorization data. See Note 4 to the Consolidated Financial Statements for the reductions to revenue for estimated product returns for the fiscal years 2009, 2008 and 2007.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

For sales through distributors, the Company's policy is to replace under warranty defective products at its own expense for a period of 90 days from date of shipment. This period may be extended in certain cases. This liability is limited to replacement of the product and freight and delivery costs. In certain cases, the Company may pay for rework.

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses. The Company recorded a warranty reserve of $66,000 during the fiscal year ended March 28, 2009. Such amounts were immaterial for the fiscal years ended March 29, 2008 and March 31, 2007.

8. INCOME TAXES

The domestic and foreign components of income before income taxes are (in thousands):

	Fiscal Years Ended
	March 28, 2009	March 29, 2008	March 31, 2007
United States	$11,852	$21,725	$32,834
Foreign	3,914	755	664
Income before provision for income taxes	$15,766	$22,480	$33,498

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Years Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Current:
Federal	$383	$7,773	$11,881
State	938	435	1,131
Non-US	883	167	177
	2,204	8,375	13,189
Deferred:
Federal	927	(2,703)	(1,238)
State	132	(279)	118
Non-US	(42)	82	2
	1,017	(2,900)	(1,118)
Total provision for income taxes	$3,221	$5,475	$12,071

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

	Fiscal Years Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Tax provision at US statutory rates	35%	35%	35%
State tax provision, net of Federal benefits	4	2	4
Tax credits	(4)	(2)	(1)
Domestic production activity deduction	(3)	(1)	-
Foreign earnings tax differential	(3)	(1)	-
Tax exempt investment income	(6)	(8)	(4)
Stock based compensation	1	1	2
IRS settlement	(2)	(1)	1
Other	(2)	(1)	(1)
Effective income tax rate	20%	24%	36%

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Significant components of deferred tax assets are as follows (in thousands):

	Fiscal Years Ended
Deferred tax assets:	March 28, 2009	March 29, 2008
Inventory write downs	$3,945	$2,893
Investment write down	3,500	-
Accrued liabilities	2,534	2,984
Depreciation and amortization	1,302	1,188
Stock compensation	1,080	425
Deferred revenue on shipments to distributors	739	1,693
Allowances for doubtful accounts and sales returns	300	419
Accrued employee benefits	108	1,413
Other	843	907
Total deferred tax assets	$14,351	$11,922

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management has concluded that it is more likely than not the Company will realize the benefit of its deferred tax assets. Management reached this conclusion based on its current expectations of future income. Therefore, the amount of the deferred tax asset that is realizable could be reduced in the near term if actual results differ significantly from estimates of future taxable income.

Management’s intent is to indefinitely reinvest any undistributed earnings from its Hong Kong subsidiary, accordingly no provision for Federal and state income taxes has been provided thereon, nor is it practical to determine the amount of this liability. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to United States income taxes.

Tax benefits of $149,000 in 2009, $386,000 in 2008 and $1,278,000 in 2007 associated with the exercise of stock options were recognized in shareholders’ equity.

The Company adopted the provision of FIN 48 on April 1, 2007. As a result of the implementation of FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, during the year ended March 28, 2009, the liability for uncertain tax positions less accrued interest and penalties increased from $3,941,000 to $4,219,000. Of the total $4,219,000 of unrecognized tax benefits, $3,323,000 represents the amount that if recognized would favorably affect the effective income tax rate in future periods. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

A reconciliation of the April 1, 2007 through March 28, 2009 amount of unrecognized tax benefits (“UTB”) is as follows (in thousands):

	Fiscal Years Ended
	March 28, 2009	March 29, 2008
Beginning balance	$3,941	$4,713
Increases (decreases) of unrecognized tax benefits related to prior years' UTB	634	64
Increases (decreases) of unrecognized tax benefits related to current year's UTB	803	552
Increases (decreases) of unrecognized tax benefits related to settlements	(648)	(1,021)
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(511)	(367)
Ending balance	$4,219	$3,941

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of March 28, 2009, the Company had approximately $332,000 accrued for estimated interest and $409,000 for estimated penalties related to uncertain tax positions. For the year ended March 28, 2009, the Company recorded estimated interest of $192,000 and estimated penalties of $25,000.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Included in the balance of income tax liabilities, accrued interest, and accrued penalties at March 28, 2009 is $458,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company and its subsidiaries are subject to taxation in various jurisdictions, including federal, state and foreign.  The Company’s federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2002.

9.   COMPREHENSIVE INCOME

Components of the Company’s comprehensive income for the fiscal years ended March 28, 2009 and March 29, 2008, respectively, are as follows (in thousands):

	March 28, 2009		March 29, 2008
Net income	$12,545		$17,005
Unrealized loss on available-for-sale investments	(4,925)		(4,069)	(1)
Deferred income taxes	3,500	(2)	-
Comprehensive income	$11,120		$12,936

(1) The Unrealized loss of $4,069,000 for fiscal year ended March 29, 2008 was presented on a pre-tax basis.
(2) During fiscal 2009, the Company discovered the error described in note (1) and recorded in the third quarter of fiscal 2009 the deferred income taxes of $1,587,000 related to fiscal 2008.

As of March 28, 2009, the total unrealized loss on available-for-sale investments amounted to $8,994,000, which was recorded in accumulated other comprehensive loss, net of tax of $3,500,000.

10. COMMON STOCK REPURCHASES

Share repurchase activities were as follows:

	Fiscal Years Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Number of shares repurchased	-	1,173,000	55,000
Cost of shares repurchased	$-	$27,371,000	$1,853,000
Average price per share	$-	$23.33	$33.70

Since the inception of the repurchase program in 1992 through March 28, 2009, the Company has repurchased a total of 2,344,000 shares of the common stock for an aggregate cost of $36,551,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares.  As of March 28, 2009, 556,000 shares remained authorized for repurchases under the program.

11. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan  -- The Company has a discretionary profit sharing plan for the benefit of eligible employees.  Related expenses were $1,259,000, $2,330,000 and $3,463,000, in fiscal 2009, 2008 and 2007, respectively.

Savings and Retirement Plan  -- The Supertex 401K Savings and Retirement Plan allows for employee savings intended to qualify under the provisions of Section 401 of the Internal Revenue Code (IRC).  Employees having at least three months of service may make pretax contributions of up to the IRC maximum allowable amount of their qualified compensation.  The Company matches certain percentages of employee contributions, all of which are 100% vested.  In fiscal years 2009, 2008 and 2007, the Company's matching contributions were $212,000, $204,000 and $147,000, respectively.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Deferred Compensation Plan -- The Deferred Compensation Plan (the “NQDCP”) is a non-qualified deferred compensation plan that covers a select group of senior management or highly compensated employees of the Company.  The NQDCP was adopted by the Company, effective January 1, 1996.  The Plan assets as of March 28, 2009 of $5,513,000 are included in short-term investments in the Company's consolidated balance sheet as of March 28, 2009 and classified as trading securities.  Such assets shall at all times be subject to claims of the general creditors of the Company. The Company’s liability for this plan as of March 28, 2009 amounts to $5,513,000 and this amount is included in accrued salaries and employee benefits in the Company’s consolidated balance sheet as of March 28, 2009. The Company does not make matching or other contributions to the Plan.

NQDCP obligations are based on the fair value of the underlying assets owed to participants as stipulated by the NQDCP and are included in accrued liabilities in the consolidated financial statements.  The Executive Compensation Committee is responsible for the general administration and interpretation of the NQDCP and for carrying out its provisions.

Employee Stock Purchase Plan - The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the “ESPP”) and the reservation of shares of common stock for issuance under this Plan at the August 18, 2000 annual shareholders meeting. The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of the Company’s fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by the Board of Directors. During fiscal 2009, the Board of Directors did not grant an annual increase on the maximum aggregate number of shares of common stock available for purchase under the ESPP. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the ending of a six-month offering period.  An eligible employee may purchase no more than 500 shares of common stock during any six-month accumulation period.

For fiscal year 2009 there were 7,738 shares of the Company’s common stock that were issued under the ESPP compared to 5,465 shares and 20,071 shares of common stock issued in fiscal 2008 and 2007 respectively. There are 218,854 shares available for future issuance under the ESPP at the end of fiscal year 2009.

Stock Option Plans - The 1991 Stock Option Plan (the “1991 Plan”) provides for granting incentive stock options to employees, and non-statutory stock options to employees and consultants. Terms for exercising options are determined by the Board of Directors, and options expire at the earlier of the term provided in the Notice of Grant or upon termination of employment or consulting relationship. The 1991 Plan expired in June 2001, thus there were no options available for grant under the 1991 Plan. A total of 2,825,715 shares of the Company's common stock were reserved for issuance under the 1991 Plan. Options granted under the 1991 Plan were granted at the fair market value of the Company's common stock on the date of grant and generally expired seven years from the date of grant or thirty days after termination of service, whichever occurs first.  The options generally were exercisable beginning one year from date of grant and generally vest ratably over a five-year period. The Company’s shareholders approved the adoption of the 2001 Stock Option Plan (the “2001 Plan”) and the reservation of 2,000,000 shares of common stock for issuance under 2001 Plan at the August 17, 2001 annual meeting of shareholders. Terms for exercising options and vesting schedules are similar to the 1991 Plan. On August 24, 2006, the Company’s board of directors approved a change in grant policy of the 2001 Plan to only grant non-statutory stock options to better align the Company’s compensation plan to employee incentives and to Company objectives. On August 17, 2007, the Company’s board of directors approved that all future stock option grants would have a ten-year term, which is within the guidelines of the Company’s 2001 Plan, subject to earlier expiration thirty days after termination of service.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Activity under the 1991 Option Plan is as follows:

		Options Outstanding
	Available For Grant	Shares	Price Per Share			Weighted Average Exercise Price
Balance, April 1, 2006	-	334,890	$10.75	-	$46.34	$22.80
Exercised	-	(116,890)	12.53	-	46.34	20.21
Canceled	1,500	(1,500)	46.34	-	46.34	46.34
Expired	(1,500)	-	46.34	-	46.34	46.34
Balance, March 31, 2007	-	216,500	10.75	-	46.34	24.04
Exercised	-	(66,000)	10.75	-	19.56	14.34
Canceled	72,500	(72,500)	46.34	-	46.34	46.34
Expired	(72,500)	-	46.34	-	46.34	46.34
Balance, March 29, 2008	-	78,000	10.75	-	12.53	11.50
Exercised	-	(78,000)	$10.75	-	$12.53	$11.50
Canceled	-	-
Expired	-	-
Balance, March 28, 2009	-	-

There were no Options outstanding under the 1991 Option Plan as of March 28, 2009.

Activity under the 2001 Option Plan is as follows:

		Options Outstanding
	Available For Grant	Shares	Price Per Share			Weighted Average Exercise Price
Balance, April 1, 2006	1,051,669	782,329	$11.30	-	$42.24	$22.77
Granted	(226,650)	226,650	35.37	-	46.92	41.52
Exercised	-	(112,549)	11.30	-	33.67	17.02
Canceled	60,560	(60,560)	17.34	-	42.24	32.82
Balance, March 31, 2007	885,579	835,870	11.30	-	46.92	27.90
Granted	(307,700)	307,700	20.70	-	35.86	32.71
Exercised	-	(56,505)	11.30	-	33.67	19.56
Canceled	64,700	(64,700)	11.30	-	41.05	35.13
Balance, March 29, 2008	642,579	1,022,365	11.30	-	46.92	29.35
Granted	(597,500)	597,500	20.85	-	29.70	23.13
Exercised	-	(37,000)	11.30	-	21.75	16.39
Canceled	115,030	(115,030)	15.67	-	46.92	31.95
Balance, March 28, 2009	160,109	1,467,835	$11.30	-	$46.92	$26.94

Options outstanding and option exercisable under the 2001 Option Plan have a total intrinsic value of $3,337,000 and $1,653,000 as of March 28, 2009 and March 29, 2008, respectively.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The options outstanding and currently exercisable by exercise price under the 2001 Option Plan at March 28, 2009 are as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$11.30	-	$14.99	18,475	0.44	$11.93	18,475	$11.93
15.00	-	19.99	244,500	2.12	17.29	198,880	17.32
20.00	-	24.99	428,500	9.32	20.88	20,820	21.42
25.00	-	29.99	235,600	8.84	27.15	12,700	29.17
30.00	-	34.99	272,260	5.58	33.77	110,185	33.72
35.00	-	39.99	104,300	8.25	35.84	24,860	35.82
40.00	-	44.99	146,200	4.61	40.90	59,420	40.92
45.00	-	46.92	18,000	4.68	49.92	7,200	46.92
$11.30	-	$46.92	1,467,835	6.64	$26.94	452,540	$26.20

The weighted average fair value of options granted during fiscal 2009, 2008 and 2007 was $11.61, $16.44, and $18.90 per share, respectively.  All options were granted at market price of the Company's common stock on the date of grant. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the fiscal years ended March 28, 2009 was $1,330,000, compared to $1,900,000 and $5,156,000 for the fiscal years ended March 29, 2008 and March 31, 2007, respectively.

Impact of the Adoption of SFAS 123R.

The Company elected to adopt the modified prospective application transition method as provided by SFAS 123R. Accordingly, the Company recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The stock-based compensation expense for the fiscal year ended March 28, 2009, March 29, 2008, and March 31, 2007 is as follows (in thousands, except per share data):

	Fiscal Years Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Cost of sales	$558	$567	$302
Research and development expenses	1236	1,053	1,382
Selling, general and administrative expenses	967	925	735
Total stock-based compensation expense	$2,761	$2,545	$2,419

During the fiscal year ended March 28, 2009, the Company granted 597,500 options with an estimated total grant date fair value of $6,940,000. Of this amount the Company estimated that the employee stock-based compensation expense for the awards not expected to vest was $1,271,000. During the fiscal year ended March 29, 2008, the Company granted 307,700 options with an estimated total grant date fair value of $5,058,000. Of this amount, the Company estimated that the employee stock-based compensation expense for the awards not expected to vest was $942,000. During fiscal 2007, the Company granted 226,650 options with an estimated total grant date fair value of $4,284,000. Of this amount, the Company estimated that the employee stock-based compensation expense for the awards not expected to vest was $1,339,000.

During the fiscal 2009, the Company recorded an employee stock-based compensation expense of $2,761,000 related to stock options, which were either outstanding on March 29, 2008 or granted during fiscal 2009, compared to $2,545,000 and $2,419,000 for fiscal 2008 and 2007, respectively. As of March 28, 2009, the unrecognized employee stock-based compensation cost balance related to stock options, net of forfeitures, was $9,609,000 and will be recognized over an estimated weighted average amortization period of approximately 2.3 years.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. The Company has classified $57,000, $238,000 and $1,008,000 of excess tax benefits as cash flows from financing activities for the fiscal years ended March 28, 2009, March 29, 2008 and March 31, 2007, respectively.

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. In valuing the stock-based compensation expense, the options and awards were stratified into two categories, namely: directors and officers (“D&O”) and all other employees (“All Others”), as the experiences of these two groups were different for the expected term of the options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Fiscal Years Ended
	March 28, 2009		March 29, 2008
	Directors & Officers	All Other Employees	Directors & Officers	All Other Employees
Expected term (years)	7.75	5.25	7.25	4.25 - 5.25
Stock volatility	50.81% - 52.81%	46.09% - 47.33%	55.6% - 56.5%	45.64% - 47.05%
Risk free interest rates	2.28% - 3.46%	1.76% - 3.32%	3.56% - 4.50%	2.54% - 4.93%
Dividends during expected term	0.0%	0.0%	0.0%	0.0%

The Company analyzed various data points to determine the most accurate expected term by group. In the course of its analysis, it considered various factors, including vesting terms and period of awards, contractual term of the award, employee historical exercise, post-vesting employment termination behavior, expected term data from peer companies and various other factors.  The Company has identified its own historical volatility to be the most appropriate and most representative of the expected volatility rate to be used for valuing stock-based compensation under the Black-Scholes option-pricing model. The expected volatility was based on the expected term of the two groups of options to be valued.  The Company continues to use the estimate of risk-free rate based on the U.S. Treasury yield curve in effect at the time of grant.  The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus the Company assumes an expected dividend yield of zero.

12.  NET INCOME PER SHARE

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

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the basic and diluted net income per share calculations.

(in thousands, except per share value)	Fiscal Years Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Net income	$12,545	$17,005	$21,427
BASIC:
Weighted average shares outstanding	12,836	13,585	13,715
Net income per share	$0.98	$1.25	$1.56

DILUTED:
Weighted average shares outstanding	12,836	13,585	13,715
Effect of dilutive securities: stock options and ESPP	91	205	325
Total	12,927	13,790	14,040
Net income per share	$0.97	$1.23	$1.53

Options to purchase the Company’s common stock of 919,355 shares at an average price of $32.20, 569,452 shares at an average price of $37.30, and 377,637 shares at an average price of $38.00 per share in fiscal 2009, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

13.  SEGMENT INFORMATION

The Company operates in one business segment comprising of the design, development, manufacturing and marketing of high voltage analog and mixed signal integrated circuits. A breakdown of the Company’s total sales to customers in the Medical Electronics, Imaging, Industrial/Other, Telecom and LED Lighting markets for the years ended March 28, 2009, March 29, 2008 and March 31, 2007 are shown below (in thousands):

	Fiscal Years Ended
Net Sales	March 28, 2009	March 29, 2008	March 31, 2007
Medical Electronics	$33,368	$30,381	$29,336
Imaging	20,550	26,473	42,241
Industrial/Other	12,780	13,119	17,654
Telecom	7,139	8,715	7,377
LED Lighting	4,973	3,871	1,412
Net Sales	$78,810	$82,559	$98,020

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company's principal markets are in the United States of America, Europe and Asia.  Below is a summary of net sales by major geographic area for the years ended March 28, 2009, March 29, 2008 and March 31, 2007 (in thousands):

	Fiscal Years Ended
Net Sales	March 28, 2009	March 29, 2008	March 31, 2007
United States	$29,301	$30,162	$29,265
Asia (excluding China)	20,670	21,645	23,069
China	17,968	18,903	32,449
Europe	10,093	11,005	11,834
Other	778	844	1,403
Total Net Sales	$78,810	$82,559	$98,020

Sales are attributed to geographic location based on product shipment destination location.

Property, plant and equipment, net by country was as follows (in thousands):

	March 28, 2009	March 29, 2008
United States	$6,952	$8,334
Hong Kong	1,521	1,582
Property, plant and equipment, net	$8,473	$9,916

14.COMMITMENTS AND CONTINGENCIES

Operating Leases

As part of the Company’s acquisition of a six-inch wafer fabrication operation in fiscal 1999, the Company assumed an operating lease for its manufacturing facility.  On January 28, 2004, the Board of Directors of the Company approved the amendment of the lease extending the lease term to seven years, expiring on April 30, 2011 at a specified new rent schedule.  Rent started at $62,000 per month with a provision for an annual increase of $3,000.  The Company is responsible for maintenance costs, including property taxes, utilities, insurance and other costs.  The Company has one five-year option remaining which if exercised would extend the lease to April 2016. A portion of the facility is subleased to an unaffiliated company.

The Company also leases a facility to house its operations in Hong Kong under an operating lease for the equivalent of approximately $14,400 per month exclusive of building maintenance fees, rates, taxes and other duties imposed by the government of Hong Kong upon the leased property.  The original lease for 23,600 square feet was renewed in December 2006 and expires on November 30, 2009.  A lease for additional space of 4,500 square feet was signed in June 2006 and covers three years from September 16, 2006 to September 15, 2009.  A new lease for additional space of 10,000 square feet was signed in May 2008 and covers three years and two months from August 1, 2008 to September 30, 2011. The Company has an option to renew all three of these Hong Kong leases for an additional three years.

The Company has other operating leases for its field sales offices in Shenzhen & Shanghai, China, Taiwan, Japan, and Korea expiring at various dates through fiscal year 2011.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Future minimum lease payments under all non-cancelable operating leases as of March 28, 2009 are as follows (in thousands):

Payment Due by Fiscal Years	Operating Lease	Sublease Income
2010	$1,132	$11
2011	1,041	-
2012	102	-
Total	$2,275	$11

Facilities rental expenses, net of facilities sublease income, were approximately $1,151,000, $1,007,000, and $962,000 (net of facilities sublease income of $26,000, $179,000, and $255,000) in fiscal years 2009, 2008, and 2007, respectively.

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

Exhibit	Exhibit Description

2.1 (1)	Agreement for purchases and sale of assets by and between Supertex, Inc. and Orbit Semiconductor dated January 16, 1999.

3.1 (2)	Restated Articles of Incorporation of Registrant filed May 21, 1980.

3.2 (2)	Certificate of Amendment of Articles of Incorporation filed April 16, 1981.

3.3 (2)	Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

3.4 (3)	Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

3.5 (5)	Bylaws of Registrant, as amended.

10 (2)	Deferred Compensation Plan, which became effective January 1, 1996.

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

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-69594, 333-47606 and 033-43691) of Supertex, Inc. of our report dated June 8, 2009, relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Jose, California
June 8, 2009

EXHIBIT 31.1

CERTIFICATIONS UNDER RULE 13a-14(a)/15d-14(a)

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: June 8, 2009	/s/ HENRY C. PAO
Henry C. Pao, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS UNDER RULE 13a-14(a)/15d-14(a)

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

4.
The Registrant’s other officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The Registrant’s other officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: June 8, 2009	/s/ PHILLIP A. KAGEL
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

(i)
the Annual Report of the Company on Form 10-K for the period ending March 28, 2009 (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 8, 2009	/s/ HENRY C. PAO
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

(i)
the Annual Report of the Company on Form 10-K for the period ending March 28, 2009 (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), whichever is applicable, of the Securities Exchange Act of 1934, and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 8, 2009	/s/ PHILLIP A. KAGEL
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