Form 10-Q
period 2009-06-27
SUPERTEX INC
filed 2009-08-06
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                Yes  [ X ]                                                                            No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or for shorter period that the registrant was required to submit and post such files).                               Yes  [   ]                                       No  [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Check one.
Large accelerated filer [   ] Accelerated filer [ X ] Non-accelerated filer [   ] Smaller Reporting Company[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2009
Common Stock, no par value	12,897,899
Exhibit index is on Page 34
Total number of pages: 35

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	June 27, 2009	June 28, 2008
Net sales	$13,555	$22,751
Cost of sales	6,425	10,000
Gross profit	7,130	12,751
Research and development	4,005	4,037
Selling, general and administrative	2,790	3,796
Total operating expenses	6,795	7,833
Income from operations	335	4,918
Interest income	337	1,041
Other income(expense), net	449	(66)
Income before provision for income taxes	1,121	5,893
Provision for income taxes	216	1,453
Net income	$905	$4,440

Net income per share
Basic	$0.07	$0.35
Diluted	$0.07	$0.34
Shares used in per share computation:
Basic	12,884	12,779
Diluted	12,965	12,881

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 27, 2009	March 28, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$19,353	$24,244
Short-term investments	43,475	33,294
Trade accounts receivable, net	7,499	8,115
Inventories, net	16,645	15,700
Prepaid expenses and other current assets	1,946	1,654
Prepaid income taxes	4,588	4,588
Deferred income taxes	7,625	7,625
Total current assets	101,131	95,220
Long-term investments	80,103	79,496
Property, plant and equipment, net	7,927	8,473
Other assets	388	389
Deferred income taxes	5,301	6,726
Total assets	$194,850	$190,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$3,423	$2,934
Accrued salaries and employee benefits	9,618	8,909
Other accrued liabilities	969	888
Deferred revenue	3,414	3,276
Income taxes payable	527	1,882
Total current liabilities	17,951	17,889
Income taxes payable, noncurrent	4,951	4,839
Total liabilities	22,902	22,728

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, no par value -- 10,000 shares authorized, none outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 12,893 shares and 12,872 shares	60,749	59,549
Accumulated other comprehensive loss	(3,227)	(5,494)
Retained earnings	114,426	113,521
Total shareholders' equity	171,948	167,576
Total liabilities and shareholders' equity	$194,850	$190,304

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	June 27, 2009	June 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$905	$4,440
Non-cash adjustments to net income:
Depreciation and amortization	665	776
Provision for doubtful accounts and sales returns	5	270
Provision for excess and obsolete inventories	1,542	530
Deferred income taxes	(20)	71
Stock-based compensation	820	668
Tax benefit related to stock-based compensation plans	20	162
Excess tax benefit related to stock-based compensation	(4)	(49)
Unrealized (gain) loss from short-term investments, categorized as trading	(455)	72
(Gain) loss on disposal of property, plant and equipment	4	-
Changes in operating assets and liabilities:
Trade accounts receivable	593	(773)
Inventories	(2,487)	81
Prepaid expenses and other assets	(273)	1,670
Trade accounts payable and accrued expenses	1,261	(467)
Deferred revenue	138	243
Income taxes payable	(1,243)	232
Net cash provided by operating activities	1,471	7,926
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(105)	(487)
Purchases of investments	(14,989)	(224)
Sales of investments	2,818	-
Maturities of investments	5,550	-
Net cash used in investing activities	(6,726)	(711)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	360	1,059
Excess tax benefit related to stock-based compensation	4	49
Net cash provided by financing activities	364	1,108
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,891)	8,323

CASH AND CASH EQUIVALENTS:
Beginning of period	24,244	17,902
End of period	$19,353	$26,225

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$1,989	$683

Supplemental disclosure of non-cash activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$18	$83

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to state fairly the statements of financial position as of June 27, 2009 and March 28, 2009, results of operations for the three months ended June 27, 2009 and June 28, 2008, and cash flows for the three months ended June 27, 2009 and June 28, 2008.  The March 28, 2009 balance sheet was derived from the audited financial statements included in the fiscal 2009 Annual Report on Form 10-K, but does not include all disclosures required by GAAP in the United States of America.  All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited consolidated financial statements of Supertex, Inc. for the fiscal year ended March 28, 2009, which were included in the fiscal 2009 Annual Report on Form 10-K.

Interim results are not necessarily indicative of results for the full fiscal year.  The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three months ended June 27, 2009 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2010 will be a 53-week year.  The three months ended June 27, 2009 and June 28, 2008, both consist of thirteen weeks.

The Company has performed an evaluation of subsequent events through August 5, 2009, which is the date the financial statements were issued.

Reclassification

For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect the Company’s net income or shareholders’ equity.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a significant effect on the Company’s Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

In June 2009, FASB issued Statement of Financial Accounting Standard No. 166, “Accounting for Transfers of Financial Assets -- an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 identifies specific disclosure objectives (paragraph 16A), and explicitly states that these objectives apply regardless of whether this Statement requires specific disclosures. The specific disclosures required by this Statement are minimum requirements and an entity may need to supplement the required disclosures specified in paragraph 17 depending on the facts and circumstances of a transfer, the nature of an entity’s continuing involvement with the transferred financial assets, and the effect of an entity’s continuing involvement on the transferor’s financial position, financial performance, and cash flows. Disclosures required by other U.S. generally accepted accounting principles (GAAP) for a particular form of continuing involvement shall be considered when determining whether the disclosure objectives of this Statement have been met.  SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (April 4, 2010 for the Company), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS 166 must be applied to transfers occurring on or after the effective date.  The Company is currently assessing the potential effect that the adoption of SFAS 166 will have on its Consolidated Financial Statements, but does not expect it to have a material effect.

In June 2009, FASB issued Statement of Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This Statement amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, among other changes.  It is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (April 4, 2010 for the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the potential effect that the adoption of “Amendments to FASB Interpretation No. 46(R)” will have on its Consolidated Financial Statements, but does not expect it to have a material effect.

In June 2009, The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will adopt this change starting in its fiscal quarter ending September 26, 2009.  The Company does not expect this codification to have any effect on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining whether a market is not active and a transaction is not distressed” (“FSP No. FAS 157-4”).  It provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.  The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP No. FAS 157-4 did not have material effect on the Company’s Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Note 2 – Fair Value

In the first quarter of fiscal year 2009, the Company adopted the provision of “Fair Value Measurements” for financial assets and liabilities. This statement defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and enhances disclosures surrounding fair value calculations.

“Fair Value Measurements” defines fair value as the price that would be received from selling an asset and paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

“Fair Value Measurements” establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

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

“Fair Value Measurements” requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses input that is significant to the fair value calculation, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.  The Company’s financial assets and liabilities measured at fair value on a recurring basis include cash equivalents and investment securities, both short-term and long-term.

Included in the Company’s long-term investments are auction rate securities (“ARS”), which are collateralized by student loans. Due to the lack of availability of observable market quotes for the Company’s investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including but not limited to liquidity discount from 125 to 150 basis points per year for the current ARS market, and the timing of recovery of the ARS market from three to five years. The estimated fair value of the Company’s ARS ranges from $78,900,000 to $81,900,000. We believe this estimated range of fair values of our ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behaviors, and public policy implications associated with the student loan based ARS market. We have concluded that the fair value of our ARS was $80,103,000 as of June 27, 2009 net of a temporary impairment of $5,297,000 to par value.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of June 27, 2009 and March 28, 2009, excluding accrued interest (in thousands):

	June 27, 2009
	Level 1	Level 2		Level 3	Total
Assets:
Money market funds	$-	$12,500	(1)	$-	$12,500
Municipal bonds		32,927	(2)		32,927
Corporate bonds		5,777	(3)		5,777
Equity mutual funds related to non-qualified deferred compensation plan	6,060	-		-	6,060
Long-term investments in ARS	-	-		80,103	80,103
Total assets at fair value	$6,060	$51,204		$80,103	$137,367

Liabilities:
Obligation related to non-qualified deferred compensation plan	$6,060	$-		$-	$6,060

	March 28, 2009
	Level 1	Level 2		Level 3	Total
Assets:
Money market funds	$-	$18,382	(1)	$-	$18,382
Municipal bonds		21,077	(2)		21,077
Variable rate demand notes		1,000			1,000
Corporate bonds		6,557	(3)		6,557
Commercial paper		992			992
Equity mutual funds related to non-qualified deferred compensation plan	5,513	-		-	5,513
Short-term investments in ARS	-	50		-	50
Long-term investments in ARS	-	-		79,496	79,496
Total assets at fair value	$5,513	$48,058		$79,496	$133,067

Liabilities:
Obligation related to non-qualified deferred compensation plan	$5,513	$-		$-	$5,513

_________________________
(1)  The total amounts of money market funds were classified as cash equivalents as of June 27, 2009 and March 28, 2009.
(2)  Included in municipal bonds was $1,289,000 and $1,635,000, which was classified as a cash equivalent as of June 27, 2009 and March 28, 2009, respectively.
(3) Included in corporate bonds was $260,000, which was classified as a cash equivalent as of March 28, 2009.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The following table summarizes the change in fair value of the Company’s level 3 assets (in thousands):

Fair value measurements of assets using level 3 inputs	Long-term investments in ARS
Beginning balance at March 28, 2009	$79,496
Redemption of investments in ARS	(3,000)
Unrealized gain recorded in "Accumulated other comprehensive loss"	3,607
Ending balance at June 27, 2009	$80,103

During the three months ended June 27, 2009, the Company received $3,000,000 relating to ARS classified as level 3 assets redeemed at par value. See Note 3 for discussion of the Company’s ARS.

Note 3 – Cash and Cash Equivalents and investments

The Company’s cash equivalents consist primarily of investments in money market funds, municipal bonds and corporate bonds as follows (in thousand):

	June 27, 2009	March 28, 2009
Cash	$5,564	$3,967
Cash equivalents:
Money market funds	12,500	18,382
Municipal bonds	1,289	1,635
Corporate bonds	-	260
Total cash and cash equivalents	$19,353	$24,244

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The Company’s portfolio of short-term and long-term investments is as follows (in thousands):

	June 27, 2009				March 28, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Short-term investments:
Trading securities	$6,060	$-	$-	$6,060	$5,513	$-	$-	$5,513
Available-for-sale securities:
Auction rate securities	-	-	-	-	50	-	-	50
Municipal bonds	31,630	19	(11)	31,638	19,438	4	-	19,442
Variable rate demand notes	-	-	-	-	1,000	-	-	1,000
Corporate bonds	5,770	12	(5)	5,777	6,393	-	(96)	6,297
Commercial paper	-	-	-	-	990	2	-	992
Total short-term investments	$43,460	$31	$(16)	$43,475	$33,384	$6	$(96)	$33,294

Long-term investments:
Available-for-sale auction rate securities	$85,400	$-	$(5,297)	$80,103	$88,400	$-	$(8,904)	$79,496

The Company’s short-term and long-term investments by contractual maturity are as follows (in thousands):

	June 27, 2009	March 28, 2009
Short-term investment:
Trading securities:
Due in one year or less	$6,060	$5,513
Available-for-sale securities:
Due in one year or less	37,415	26,731
Due after ten years	-	1,050
Total short-term investments	$43,475	$33,294

Long-term investment:
Available-for-sale securities at amortized cost:
Due after ten years	$80,103	$79,496
Total long-term investments	$80,103	$79,496

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Short-term investments classified as trading securities consisted entirely of investments in mutual funds held by the Company’s Non-Qualified Deferred Compensation Plan (“NQDCP”). Unrealized gains on trading securities was $455,000 for the three months ended June 27, 2009, compared to losses of $72,000 for the same period of prior fiscal year.

The Company’s available-for-sale portfolio as of June 27, 2009 is composed of ARS, municipal bonds and corporate bonds. These securities are reported at fair value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

During the three months ended June 27, 2009, the Company disposed of municipal bonds totaling $3,702,000 and corporate bonds totaling $1,590,000 at par value. The net realized gains of these transactions were $10,000.

The ARS are investments with contractual maturities between 16 and 32 years. They are in the form of auction rate bonds whose interest rates had historically been reset every seven to thirty-five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. These ARS held by the Company are backed by pools of student loans and are primarily guaranteed by the United States Department of Education. In addition, all the ARS held by the Company are rated by the major independent rating agencies as either AAA or Aaa.

ARS with a par value of $85,400,000 were classified as non-current assets and were presented in long-term investments on the Company’s balance sheet as of June 27, 2009.

The Company has concluded that the decline in fair value of the ARS investments, as of June 27, 2009, is considered to be temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	recently, some ARS were redeemed at par value;

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the U.S. Department of Education;

•	there have been no defaults on the ARS the Company held as of June 27, 2009;

•	their AAA or Aaa credit ratings have not been reduced as of June 27, 2009;

•	the Company has no intention to sell the securities below par value and it is not more likely than not that the Company will be required to sell the securities until their value returns to par; and

•
the Company received partial redemptions of $12,150,000 at par value in fiscal 2009. Additionally, the Company received payments for partial redemptions of $50,000, $350,000 and $2,650,000 on three ARS holdings in fiscal 2010, all of which at par value.

If uncertainties in the credit and capital markets continue or these markets deteriorate further, the Company may incur additional impairments to its ARS holdings. The Company will continue to monitor its ARS holdings and may be required to record an impairment charge through the income statement if the decline in fair value is determined to be other-than-temporary or the credit quality of its ARS holdings declines.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Note 4 – Inventories

The Company’s inventories consist of high technology semiconductor devices and integrated circuits that are specialized in nature, subject to rapid technological obsolescence, and sold in a highly competitive industry.  Inventory balances at the end of each period are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value.

Inventories consist of (in thousands):

	June 27, 2009	March 28, 2009
Raw materials	$1,172	$1,128
Work-in-process	10,869	10,449
Finished goods	2,805	2,470
Finished goods at distributors and on consignment	1,799	1,653
Total Inventories	$16,645	$15,700

The Company wrote down inventory totaling $1,542,000 for the three months ended June 27, 2009, compared to $530,000 for the same period of the prior fiscal year. The Company sold previously written-down inventory of $287,000 and $326,000 for the three months ended June 27, 2009 and June 28, 2008, respectively.

For inventory at OEM hubs, which the Company owns and is included in its inventory at cost, revenue is not recognized until the Company receives a notice from the customer or the customer’s hub operator that the products have been drawn from the hubs. Because of the uncertainty associated with pricing concessions and possible returns, with the exception of certain products designated as non-returnable, the Company defers the recognition of such sales and the related costs of sales until distributors have sold the merchandise to their end customers.  Following a prior period change in the terms and conditions to eliminate return rights for distributors for certain products designated as non-returnable, the Company continued to defer revenue recognition until the distributors had sold these products as the Company would grant concessions and accept some returns for a period of time after the change. During the fourth quarter of fiscal 2009, the Company determined that it had a sufficient history of not granting concessions to be able to recognize revenue on the non-returnable products upon shipment.

Note 5 - Comprehensive Income

Components of the Company’s comprehensive income for the three months ended June 27, 2009 and June 28, 2008, respectively, are as follows (in thousands):

	Three Months Ended
	June 27, 2009	June 28, 2008
Net income	$905	$4,440
Unrealized gain on available-for-sale investments(1)	2,267	451
Comprehensive income	$3,172	$4,891

(1)
The Unrealized gain of $451,000 for the first quarter of fiscal 2009  is presented on a pre-tax basis. The Company discovered this error in the third quarter of fiscal 2009 and corrected the error by reducing deferred income taxes of $176,000 which was the amount of the error made in the first quarter of fiscal 2009. For the first quarter of fiscal 2010, the unrealized gain of $2,267,000 was net of deferred income taxes of $1,445,000.

As of June 27, 2009, the total unrealized loss on available-for-sale investments amounted to $5,283,000, which was recorded in accumulated other comprehensive loss, net of tax of $2,056,000.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Note 6 - Stock-Based Compensation

The employee stock-based compensation expense for the three months ended June 27, 2009 was $820,000, compared to $668,000 for the same period in fiscal 2009.

During the three months ended June 27, 2009, the Company granted options with an estimated total grant date fair value of $55,000. For the same period last fiscal year, the Company granted options with an estimated grant date fair value of $1,588,000. As of June 27, 2009, the unrecorded stock-based compensation related to stock options was $9,047,000 (net of estimated forfeitures) and will be recognized over an estimated weighted average amortization period of approximately 2.2 years.

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

The following table summarizes the activities under the Option Plan for the three months ended June 27, 2009:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, March 28, 2009	160,109	1,467,835	$26.94
Granted	(5,000)	5,000	24.49
Exercised	-	(18,595)	15.49
Canceled	2,000	(2,000)	33.95
Balance, June 27, 2009	157,109	1,452,240	27.07

The weighted average fair value of options, as determined under SFAS 123R, granted under the Option Plan during the three months ended June 27, 2009 was $11.08 per share, compared to $11.48 per share during the same period last fiscal year.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the three months ended June 27, 2009 was $166,000.  During the three months ended June 27, 2009, the amounts of cash received from employees as a result of employee stock option exercises were $288,000.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The options outstanding and exercisable at June 27, 2009, under the Option Plan are in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$11.30	-	$14.99	11,500	0.33	$12.32	11,500	$12.32
15.00	-	19.99	234,000	1.91	17.28	200,880	17.28
20.00	-	24.99	433,100	9.08	20.93	20,420	21.44
25.00	-	29.99	234,880	8.59	27.15	38,740	26.57
30.00	-	34.99	270,260	5.38	33.76	109,685	33.71
35.00	-	39.99	104,300	8.00	35.84	24,860	35.82
40.00	-	44.99	146,200	4.36	40.90	70,500	40.87
45.00	-	46.92	18,000	4.43	46.92	7,200	46.92
$11.30	-	$46.92	1,452,240	6.48	$27.07	483,785	$26.64

The total intrinsic value of options outstanding and options exercisable as of June 27, 2009 was $4,236,000 and $1,940,000, respectively.

2000 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. For the three months ended June 27, 2009 and June 28, 2008, the amounts of cash received from employees as a result of ESPP purchase were $72,000 and $83,000, respectively.

Note 7 – Income Taxes

The provision for income taxes for the three months ended June 27, 2009 was $216,000 at an effective tax rate of 19%, compared to $1,453,000 at an effective tax rate of 25% for the same period in the prior fiscal year. The decrease in the estimated effective tax rate for the three months ended June 27, 2009 as compared to the same period in the prior fiscal year is primarily due to R&D tax credits, shifts of income among jurisdictions with different tax rates and increased domestic manufacturing tax deductions, partially offset by a favorable resolution of a prior year tax uncertainty of approximately $295,000, including interest, recognized by the Company in the first quarter of fiscal 2009.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

During the three months ended June 27, 2009, the liability for uncertain income tax positions less accrued interest and penalties increased from $4,219,000 to $4,311,000. This increase was primarily due to current period recurring FIN 48 accruals. Of the total $4,311,000 of unrecognized tax benefits, $3,365,000 represents the amount that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. On June 27, 2009, the Company had approximately $378,000 accrued for estimated interest and $413,000 for estimated penalties related to uncertain tax positions. For the three months ended June 27, 2009, the Company recorded estimated interest of $46,000 and estimated penalties of $4,000.

Included in the balance of income tax benefits, accrued interest and accrued penalties on June 27, 2009 were approximately $464,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The "Emergency Economic Stabilization Act of 2008," which contains the "Tax Extenders and Alternative Minimum Tax Relief Act of 2008", was signed into law on October 3, 2008. Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. For fiscal year 2009, the effects of the change in the tax law were recognized in the third fiscal quarter, which is the quarter in which the law was enacted.

During the three months ended June 27, 2009, the Company recorded a valuation allowance against its California deferred tax assets in the amount of $26,000, as it is more likely than not that the deferred tax assets will not be realized.

The Company and its subsidiaries are subject to taxation in various jurisdictions, including federal, state and foreign.  The Company’s federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2002.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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

	Three Months Ended
	June 27, 2009	June 28, 2008
BASIC:
Net income	$905	$4,440
Weighted average shares outstanding for the period	12,884	12,779
Net income per share	$0.07	$0.35

DILUTED:
Net income	$905	$4,440
Weighted average shares outstanding for the period	12,884	12,779
Effect of dilutive securities: stock options and ESPP	81	102
Total	12,965	12,881
Net income per share	$0.07	$0.34

Options to purchase 1,183,548 shares of the Company’s common stock at an average price of $29.25 per share, and 745,905 shares at an average price of $34.37 for the three months ended June 27, 2009 and June 28, 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Legal Proceedings

From time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business.  Management has reviewed such possible claims and assessments with the Company’s legal counsel and believes that it is unlikely that they will result in any material adverse effect on the Company’s financial condition, results of operations, or cash flow.  The Company is not currently involved in any legal proceeding that it believes will materially and adversely affect its business or financial condition.

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

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses. The warranty reserve as of June 27, 2009 was $70,000. Such amount was immaterial as of June 28, 2008.

The reductions to revenue for estimated product returns for the three months ended June 27, 2009 and June 28, 2008 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other(2)	Balance at End of Period
Three months ended June 27, 2009
Allowance for sales returns	$266	$25	$(78)	$213

Three months ended June 28, 2008
Allowance for sales returns	$483	$264	$(381)	$366
___________________
(1) Allowances for sales returns are recorded as a reduction to revenue.
(2) Represents payments and other amounts charged to allowance for sales returns.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Operating Lease Obligations

The Company’s future minimum lease payments and sublease income under non-cancelable operating leases as of June 27, 2009 are as follows (in thousands):

Payment Due by Year	Operating Lease	Estimated Sublease Income
Less than 1 year	$1,110	$6
2 years	866	-
3 years	11	-
	$1,987	$6

The Company leases facilities under non-cancelable lease agreements expiring at various times through September 2011.  Rental expense net of sublease income for the three months ended June 27, 2009 and June 28, 2008 amounted to $277,000 and $250,000, respectively.

Note 10 – Common Stock Repurchase

There were no shares repurchased during the three months ended June 27, 2009 or June 28, 2008.

Since the inception of its repurchase program in 1992 through June 27, 2009, the Company has repurchased a total of 2,344,000 shares of common stock for an aggregate cost of $36,551,000.  Upon their repurchase, shares are restored to the status of authorized but un-issued shares.  As of June 27, 2009, a total of 556,000 shares remained authorized for repurchase under the program.

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

The table below summarizes the Company’s estimate of the breakdown of net sales to customers by end market for the three months ended June 27, 2009 and June 28, 2008 (in thousands):

	Three Months Ended
Net Sales	June 27, 2009	June 28, 2008
Medical Electronics	$5,381	$9,528
LED Lighting	2,876	1,353
Imaging	2,638	6,307
Industrial/Other	1,640	2,898
Telecom	1,020	2,665
Net Sales	$13,555	$22,751

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The Company's principal markets are in Asia, the United States, and Europe.  Below is a summary of sales by major geographic area for the three months ended June 27, 2009 and June 28, 2008 (in thousands):

	Three Months Ended
Net Sales	June 27, 2009	June 28, 2008
United States	$5,133	$7,700
China	4,095	4,360
Asia (excluding China & Korea)	2,412	5,021
Europe	1,177	3,195
Korea	673	2,301
Other	65	174
Net Sales	$13,555	$22,751

Net property, plant and equipment by country as of June 27, 2009 and March 28, 2008 are as follows (in thousands):

	June 27, 2009	March 28, 2009
United States	$6,510	$6,952
Hong Kong	1,417	1,521
Property, plant and equipment, net	$7,927	$8,473

Note 12 – Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representatives and distributors. Revenue from sales to distributors and its related cost of sales are recognized upon resale to end-user customers.

For the three months ended June 27, 2009, a consumer electronic company accounted for approximately 15% and a major medical instrumentation company accounted for approximately 10% of net sales. For the three months ended June 28, 2008, the same medical instrumentation company accounted for approximately 14% of sales. Nearly all of the sales to the medical instrumentation company were through distributors and contract manufacturers. There were no other customers that the Company believes accounted for more than 10% of the Company’s net sales for the three months ended June 27, 2009 or June 28, 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report.  The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  You are urged to carefully review and consider the various disclosures we made in this Report and in other reports filed with the SEC, including the annual report on Form 10-K for the year-ended March 28, 2009.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates " and variations of these words and similar expressions, are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that the medical ultrasound market will continue to grow in the coming years and that we will continue to be a major player in this business; (2) our belief that sales of LED driver ICs for the LED backlighting unit (BLU) for LCD TVs will continue to ramp in the second half of fiscal 2010; (3) our expectation that sales of our LED driver ICs for general lighting applications will continue the growth as the stimulus funds become available and the overall economy recovers; (4) our belief that R&D expenses as a percentage of net sales may fluctuate from quarter to quarter; (5) our expectation that we will spend approximately $2,900,000 for capital acquisitions in fiscal 2010; (6) our belief that we have substantial production capacity in place to handle our projected business in fiscal 2010; (7) our belief that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months; (8) our belief that the credit quality of the ARS we hold is high and our expectation that we will receive the full principal associated with these auction-rate securities; (9) our belief that the auction failures will not materially impact our ability to fund our working capital needs; (10) our belief that the estimated range of fair values of our ARS is appropriate;(11) our belief that the declines in our ARS fair values due to the lack of liquidity are temporary;(12) our belief that our exposure to foreign currency risk is relatively small; and (13) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows.

These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties include material adverse changes in the demand for our customer’s products in which the Company’s products are used; that competition to supply semiconductor devices in the markets in which the Company competes increases and causes price erosion; that demand does not materialize and increase for recently released customer products incorporating the Company’s products; that we have delays in developing and releasing into production our planned new products; that there could be unexpected manufacturing issues as production ramps up; that the demand for the Company’s products or results of its product development changes such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; that some of the Company’s equipment will be unexpectedly damaged or become obsolete, thereby requiring replacement; and that the credit crisis will not further affect our auction rate securities; as well as those described in "Factors Which May Affect Operating Results" under Item 1A of Part I , “Risk Factors” in the Company’s  annual report of Form 10-K for the fiscal year ended March 28, 2009.  The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.  Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement as a result of new information, future events, or otherwise.

Critical Accounting Policies

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. There have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in our fiscal 2009 Annual Report on Form 10-K.

Overview

We design, develop, manufacture, and market integrated circuits (“ICs”), utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We are an industry leader in high voltage integrated circuits (HVCMOS and HVBiCMOS), taking advantage of the best features of CMOS, bipolar and DMOS technologies and integrating them into the same chip.  These ICs are used in the, medical ultrasound imaging, telecommunications, LCD TV, LED general lighting, printer, flat panel display, industrial and consumer industries. We also supply custom integrated circuits for our customers using customer-owned designs and mask tooling with our process technologies.

Results of Operations

Net Sales

We operate in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal ICs and specialty metal-oxide-field-effect-transistors (“MOSFETs”). We have a broad customer base, which in some cases manufacture electronic end products and equipment spanning multiple markets. As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation. Actual results may differ slightly from those reported here.

Net sales for the three months ended June 27, 2009 were $13,555,000, a 40% decrease compared to $22,751,000 for the same period of the prior fiscal year. This year-over-year decrease in net sales resulted primarily from the current weak global economy affecting nearly all of our markets, one of our customers of EL inverter ICs for cell phones losing market share, reduced shipments to telecom due to lower demand for driver ICs for a military radio application and a general decline in the expansion of optical network infrastructure. Net sales decreased 10% from $15,010,000 when compared to the quarter ended March 28, 2009, primarily due to the continued weakness in the global economy affecting nearly all of our target markets. However, sales of LED backlighting drivers continued to ramp up, as demand increased from a tier-one flat screen TV OEM for their new line of LCD TVs using LED backlights and sales of our EL inverter ICs also grew.

The table below shows our estimate of the breakdown of net sales to customers by end market for the three months ended June 27, 2009, March 28, 2009 and June 28, 2008, as well as year-over-year and sequential percentage changes (in thousands except percentages):

	Three Months Ended
Net Sales	June 27, 2009	March 28, 2009	June 28, 2008	Sequential Change	Year-Over-Year Change
Medical Electronics	$5,381	$6,401	$9,528	-16%	-44%
LED Lighting	2,876	1,977	1,353	45%	113%
Imaging	2,638	3,080	6,307	-14%	-58%
Industrial/Other	1,640	2,394	2,898	-31%	-43%
Telecom	1,020	1,158	2,665	-12%	-62%
Net Sales	$13,555	$15,010	$22,751	-10%	-40%

	Three Months Ended
Net Sales	June 27, 2009	March 28, 2009	June 28, 2008
Medical Electronics	40%	43%	42%
LED Lighting	21%	13%	6%
Imaging	19%	20%	28%
Industrial/Other	12%	16%	13%
Telecom	8%	8%	11%
Net Sales	100%	100%	100%

Our medical electronics product family accounted for the largest sales of all of our five focus markets for the three months ended June 27, 2009, March 28, 2009 and June 28, 2008. Sales to the medical electronics market for the three months ended June 27, 2009 were $5,381,000, a decrease of 44% compared to same period of the prior fiscal year due to reduced demand for our analog switches and high voltage pulser circuits and chipsets, as demand for our customers’ products also declined resulting from the weak global economy and reduction in credit availability. Sequentially it decreased 16% due to a decline in shipments of analog switches for the same reasons.

In recent years, the overall ultrasound market has been shifting from big console systems to transportable and hand-carried ultrasound units, which has driven the ultrasound market growth along with product upgrades for console machines or stationary systems.  Because of space and power constraints, there are more requirements for integration, and with our high voltage IC technology, we have been among the most qualified to support these requirements. Geographically, the market is expanding very rapidly in China, India and many African countries.  Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and manufacturers of medical ultrasound machines to whom we have sold our products successfully, such as GE, Philips, and Siemens.  Companies in those regions continue to grow and develop new machines. Today we see significant opportunities with medical ultrasound machine companies in China and South Korea.  This market, which began to grow for us in fiscal 2007, continued to flourish in fiscal 2008 and 2009, and we expect that it will continue to grow in the coming years. We are expanding our product development activities and product offerings, not only in the transmit side but also in the receive side of the machine to capitalize on these exciting market growth opportunities.  Through the introduction of our new integrated solutions along with our discrete building block product offerings, we believe we will continue to be a major player in this business.

In our imaging market, which consists of EL inverter ICs, commercial printing ICs and custom processing services, sales for the three months ended June 27, 2009 were $2,638,000, a decrease of 58% when compared to the same period in the last fiscal year.  This sales decrease was due to a decline in shipments of our EL inverter ICs, commercial printing products and custom processing services, all of which declined due to reduced demand for our customers’ products.  Sales for the three months ended June 27, 2009, when compared to the prior fiscal quarter, were 14% lower due primarily to a decline in shipments of our commercial printing products.

Sales in the industrial and other markets for the three months ended June 27, 2009 were $1,640,000, or a decrease of 43%, as compared with the same period of the prior fiscal year due to the global recession and were lower by $754,000 sequentially, primarily due to decreased sales of driver ICs for automatic test equipment which was seriously affected by the global recession.

Sales to the telecom market decreased 62% during the three months ended June 27, 2009 to $1,020,000 compared to the same period a year ago and decreased 12% sequentially.  The year-over-year decrease was due to lower shipments of driver ICs for a military radio application and reduced demand for high voltage MEMS driver ICs for optical-to-optical switching applications. The sequential decrease was due to lower shipments of various telecom products.

Sales of LED driver ICs for lighting and backlighting were $2,876,000 for the three months ended June 27, 2009 compared to $1,353,000 for the same period last year, an increase of 113% and compared to $1,977,000 for the prior quarter, an increase of 45%. The quarterly year-over-year and sequential increases in sales were primarily due to increased shipments of our high voltage LED driver ICs for backlighting a new line of LCD TVs ramping up volume production at a tier-one OEM.

We expect that sales of LED driver ICs for the LED backlighting unit (BLU) for LCD TVs will continue to ramp in the second half of fiscal 2010 as LED BLU prices become increasingly competitive with CCFL BLU prices, while the LED BLU offers far superior contrast ratio, light weight, thin form factor, and very low power consumption. We expect that sales of our LED driver ICs for general lighting applications will continue to grow as the stimulus funds become available and the overall economy recovers.

Our current growth strategy relies on our ability to continuously and successfully introduce and market new innovative products that meet our customers’ requirements.

Our principal markets are in Asia, the U.S., and Europe.  Sales by geography regions as well as year-over-year and sequential percentage changes were as follows, where international sales include sales to the U.S. based customers if the products are delivered to their contract manufacturers outside the U.S. (in thousands except percentages):

	Three Months Ended
Net Sales	June 27, 2009	March 28, 2009	June 28, 2008	Sequential Change	Year-Over-Year Change
United States	$5,133	$6,282	$7,700	-18%	-33%
China	4,095	4,061	4,360	1%	-6%
Asia (excluding China & Korea)	2,412	2,201	5,021	10%	-52%
Europe	1,177	1,797	3,195	-35%	-63%
Korea	673	604	2,301	11%	-71%
Other	65	65	174	0%	-63%
Net Sales	$13,555	$15,010	$22,751	-10%	-40%

International Sales	$8,422	$8,728	$15,051	-4%	-44%
Domestic Sales	5,133	6,282	7,700	-18%	-33%
Net Sales	$13,555	$15,010	$22,751	-10%	-40%

Net sales to international customers for the three months ended June 27, 2009 were $8,422,000 or 62% of net sales as compared to $15,051,000 or 66% of net sales for the same period of the prior fiscal year and $8,728,000 or 58% for the three months ended March 28, 2009. Sales to international customers for the three months ended June 27, 2009 decreased 44% compared to the same period last year and decreased 4% sequentially, primarily due to the weak global economy and reduced demand for EL inverter ICs due to weak sales of our major OEM’s products.

Net sales to domestic customers for the three months ended June 27, 2009 decreased 33% compared to the same period of the prior fiscal year and 18% sequentially. The year-over-year decrease in domestic sales is primarily due to a reduction in demand for driver ICs for a military radio application and lower custom processing services. The sequential reduction in sales is primarily due to a reduction in custom processing services.

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

Gross profit for the quarter ended June 27, 2009 was $7,130,000, compared to $12,751,000 for the same period of fiscal 2009, and $6,319,000 for the prior quarter. The year-over-year quarterly decrease in gross profit was primarily attributable to decreased sales, unfavorable product mix, and higher charges for inventory excess and obsolescence. The $811,000 sequential increase in gross profit resulted from higher absorption of factory overhead costs through increased capacity utilization as we increased inventory of LED backlighting products whose sales are expected to ramp up, partially offset by unfavorable product mix and increased charges for inventory excess and obsolescence.

As a percentage of net sales, gross margin was 53% for the three months ended June 27, 2009 compared to 56% for the same period of the prior fiscal year and 42% for the prior quarter.  The year-over-year quarterly decrease in gross margin was primarily attributable to unfavorable product mix and higher charges for inventory excess and obsolescence.  The sequential increase in gross margin was primarily due to higher absorption of factory overhead costs through increased capacity utilization, partially offset by unfavorable product mix and increased charges for inventory excess and obsolescence. We wrote down inventory totaling $1,542,000 and $530,000 for the three months ended June 27, 2009 and June 28, 2008, respectively.

	Three Months Ended
(Dollars in thousands)	June 27, 2009	March 28, 2009	June 28, 2008
Gross Margin Percentage	53%	42%	56%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Cost of Previously Written Down Inventory Sold	$287	$247	$326
Percentage of Net Sales	2%	2%	1%

Research and Development (“R&D”) Expenses

	Three Months Ended
(Dollars in thousands)	June 27, 2009	March 28, 2009	June 28, 2008	Sequential Change	Year-Over-Year Change
R&D Expenses	$4,005	$3,247	$4,037	23%	-1%
Percentage of Net Sales	30%	22%	18%

R&D expenses include payroll and benefits, processing costs, and depreciation. We also expense prototype wafers and mask sets related to new product development as R&D expenses.

Expenditures for R&D were $4,005,000 for the three months ended June 27, 2009, as compared to $4,037,000 for the three months ended June 28, 2008, or essentially flat. Compared to the three months ended March 28, 2009, R&D spending was $758,000 higher due to increased costs of masks and tooling for new product design activity of $227,000, higher payroll expenses of $116,000, and an increase in benefits of $319,000 resulting from an increase in fair value of our Nonqualified Deferred Compensation Plan (“NQDCP”).

Some aspects of our R&D efforts require significant short-term expenditures.  As such, timing of such expenditures may cause fluctuations in our R&D expenses. In general, we have increased R&D activities in order to meet current and future new product requirements of our customers and markets. R&D expenses as a percentage of net sales may fluctuate from quarter to quarter.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended
(Dollars in thousands)	June 27, 2009	March 28, 2009	June 28, 2008	Sequential Change	Year-Over-Year Change
SG&A Expenses	$2,790	$2,479	$3,796	13%	-27%
Percentage of Net Sales	21%	17%	17%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside professional services such as legal, auditing and tax.

SG&A expenses for the three months ended June 27, 2009 were $2,790,000, a decrease of $1,006,000 when compared to $3,796,000 for the same period last year. The year-over-year decrease is primarily due to lower commission expense of $396,000, lower payroll and bonus costs of $406,000, and reduced professional services and audit fees of $306,000. This was partially offset by increased benefits resulting from an increase in fair value of our NQDCP. The sequential increase of $311,000 was primarily due to higher benefits expense resulting from an increase in fair value of our NQDCP in the three months ended June 27, 2009 compared to a decrease in fair value for the three months ended March 28, 2009.

 Interest Income and Other Income, Net

	Three Months Ended
(Dollars in thousands)	June 27, 2009	March 28, 2009	June 28, 2008	Sequential Change	Year-Over-Year Change
Interest Income	$337	$446	$1,041	-24%	-68%
Other Income (Expense), Net	449	$(219)	$(66)	-305%	-780%
Total Interest Income and Other Income, Net	$786	$227	$975	246%	-19%
Percentage of Net Sales	6%	2%	4%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments, was $337,000 for the three months ended June 27, 2009, compared to $1,041,000 for the same period of the prior fiscal year. The year-over-year decrease in interest income resulted primarily from lower investment yields. Interest income decreased $109,000 from $446,000 for the prior quarter.  The sequential decrease was primarily driven by lower investment yields, partially offset by higher cash and investment balance.

Other income, net, for the three months ended June 27, 2009 was $449,000, compared to expense of $66,000 for the same period in the prior fiscal year, and $220,000 for the prior quarter. The year-over-year and sequential differences were primarily due to an increase of $455,000 in fair value of investments held by our NQDCP during the first quarter of fiscal 2010 compared to decreases in fair value during the three months ended June 28, 2008 and March 28, 2009.

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

The provision for income taxes for the three months ended June 27, 2009 was $216,000 on income before tax of $1,121,000 at the effective tax rate of 19%, compared to $1,453,000 on income before tax of $5,893,000 at the effective tax rate of 25% for the same period in the prior fiscal year. The year-over-year decrease in the estimated effective tax rate for the three months ended June 27, 2009 compared to same period in the prior fiscal year was primarily due to R&D tax credits, shifts of income among jurisdictions with different tax rates and increased domestic manufacturing tax deductions partially offset by a favorable resolution of a prior year tax uncertainty of approximately $295,000, including interest, recognized by us in the first quarter of fiscal 2009.

The "Emergency Economic Stabilization Act of 2008," which contains the "Tax Extenders and Alternative Minimum Tax Relief Act of 2008", or the 2008 Tax Act, was signed into law on October 3, 2008. Under the 2008 Tax Act, the federal R&D credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law were recognized in our third fiscal quarter of 2009, which is the quarter in which the 2008 Tax Act was enacted.

We maintain liabilities for uncertain tax positions within our income taxes payable account. The determination of the liability amount involves considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

Financial Condition

Overview

We ended the first quarter of fiscal 2010 with $142,931,000 in cash, cash equivalents, short-term and long-term investments.  This represents an increase of $5,897,000 when compared with the amount of $137,034,000 on March 28, 2009.  Working capital is defined as current assets less current liabilities. As of June 27, 2009, working capital was $83,180,000, an increase of $5,849,000 from $77,331,000 as of March 28, 2009.  The increase in working capital was primarily the result of partial redemptions of our ARS in June 2009 and cash generated from operations.

Liquidity and Capital Resources

 In summary, our cash flows were as follows:

	Three Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008
Net cash provided by operating activities	$1,471	$7,926
Net cash used in investing activities	(6,726)	(711)
Net cash provided by financing activities	364	1,108
Net increase (decrease) in cash and cash equivalents	$(4,891)	$8,323

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the three months ended June 27, 2009, net cash provided by operating activities was $1,471,000, compared to $7,926,000 for the same period of the prior fiscal year. The decrease of $6,455,000 resulted primarily from lower net income after non-cash adjustment of $3,458,000 and a decrease from changes in assets and liabilities totaling $2,997,000. The lower non-cash adjustments were primarily an unrealized gain from short-term investments categorized as trading and a lower provision for doubtful accounts and sales returns partially offset by a higher provision for excess and obsolete inventories due to reduced sales demand.  Also contributing to the decrease in cash provided by operating activities were an increase in inventory and a decrease in income taxes payable, partially offset by reductions in trade accounts payable. The increase in inventory resulted from increased factory utilization.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales of short-term investments. Cash used by investing activities for the three months ended June 27, 2009 was $6,726,000. This increase of cash used in investing activities was primarily due to purchases of short-term investments of $14,989,000, partially offset by the sales and maturities of investments of $8,368,000, which included partial auction rate security redemptions at par value of $3,050,000.

We expect to spend approximately $2,900,000 for capital acquisitions in fiscal 2010, of which we have spent $105,000 during the three months ended June 27, 2009. We believe that we have substantial production capacity in place to handle our projected business in fiscal 2010.  Most of our property, plant and equipment, net, of $7,927,000 are located in the U.S. We also believe that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Our investment portfolio is primarily comprised of auction rate securities (“ARS”), municipal bonds and money market funds. The ARS we hold have a par value of $85,400,000 and have contractual maturities generally between 16 to 32 years. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates were reset every seven to thirty-five days (“reset period”) through an auction process. Prior to the fourth quarter of fiscal 2008, at the end of each reset period, investors could sell or continue to hold the securities at par.

Since the fourth quarter of fiscal 2008, the ARS market experienced auction failures. In general, for each unsuccessful auction, the interest rate moves to a maximum rate defined for each ARS unless the interest earned reaches the maximum amount stipulated by the prospectus. The principal associated with failed auctions will not be accessible until a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying security has matured. Although no assurance can be given, we expect that we will receive the full principal associated with these auction-rate securities through one of the means described above. In addition to three payments totaling $12,200,000 that we previously disclosed, in June 2009 we received two payments, $350,000 representing approximately 7% of our holdings of one ARS and $2,650,000, representing approximately 25% of our holdings of another ARS. All these payments were results from partial redemptions at par value. We continue to believe that the credit quality of the ARS we hold is high as they are primarily backed by student loans, are insured and guaranteed by the United States Federal Department of Education, and continue to be rated by the major independent rating agencies as either AAA or Aaa.

While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. As of June 27, 2009, we had approximately $83,180,000 of working capital, including approximately $62,828,000 of cash, cash equivalents, and short-term investments, and we have generated cash from our operations for the past several years.

As of June 27, 2009, due to the lack of availability of observable market quotes on our investment portfolio of ARS, all of our investments in ARS were classified as Level 3 and the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. This Level 3 fair value of $80,103,000 represents approximately 58% of our total financial assets measured at fair value. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the ARS.

Using this discounted cash flow model, we determined that there was a temporary impairment of $5,297,000 to par value of our ARS as of June 27, 2009. This unrealized loss reflects the decline in the estimated fair value of these ARS in accordance with SFAS 115. We concluded that the impairment losses were temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	recently, some ARS were redeemed at par value;

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the U.S. Department of Education;

•	there have been no defaults on the ARS we held as of June 27, 2009;

•	their AAA or Aaa credit ratings have not been reduced as of June 27, 2009;

•	we have no intention to sell the securities below par value and it is not more likely than not that we will be required to sell the securities until their value returns to par; and

•
we received partial redemptions of $12,150,000 at par value in fiscal 2009. Additionally, we received payments for partial redemptions of $50,000, $350,000 and $2,650,000 on three ARS holdings in fiscal 2010, all of which at par value.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 2001 Plan and sale of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities as required by SFAS 123R, and of repurchases of stock on the open market. Net cash provided by financing activities for the three months ended June 27, 2009 was $364,000 due to the proceeds from the exercise of stock options and stock purchases under the ESPP of $360,000 and excess tax benefit of $4,000 related to stock based compensation.

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

The following table summarizes our significant contractual cash obligations as of June 27, 2009, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years
Operating lease obligations (1)	$1,987	$1,110	$866	$11
Purchase obligations	4,349	3,951	138	260
Total contractual cash obligations	$6,336	$5,061	$1,004	$271

(1) We lease facilities under non-cancelable lease agreements expiring at various times through September 2011.  Rental expense net of sublease income for the three months ended June 27, 2009 and June 28, 2008 amounted to $277,000 and $250,000, respectively.

Effective April 1, 2007, we adopted the provisions of FIN 48 (see Note 7).  As of June 27, 2009, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables was $3,365,000. As of June 27, 2009, we have accrued $378,000 of interest and $413,000 of penalties associated with our uncertain tax positions. We did not include these obligations in the table above as we cannot determine the timing of cash payments that will be made associated with these uncertain tax positions.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 165, “Subsequent Events”(“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, SFAS 165 is based on the same principles as those that currently exist in the auditing standards.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a significant effect on our Consolidated Financial Statements.

In June 2009, FASB issued Statement of Financial Accounting Standard NO. 166, “Accounting for Transfers of Financial Assets -- an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 identifies specific disclosure objectives (paragraph 16A), and explicitly states that these objectives apply regardless of whether this Statement requires specific disclosures. The specific disclosures required by SFAS 166 are minimum requirements and an entity may need to supplement the required disclosures specified in paragraph 17 depending on the facts and circumstances of a transfer, the nature of an entity’s continuing involvement with the transferred financial assets, and the effect of an entity’s continuing involvement on the transferor’s financial position, financial performance, and cash flows. Disclosures required by other U.S. generally accepted accounting principles (GAAP) for a particular form of continuing involvement shall be considered when determining whether the disclosure objectives of SFAS 166 have been met.  SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, (April 4, 2010 for us) for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS 166 must be applied to transfers occurring on or after the effective date.  We are currently assessing the potential effect that the adoption of SFAS 166 will have on our Consolidated Financial Statements, but do not expect it to have a material effect.

In June 2009, FASB issued  Statement of Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, among other changes.  It is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (April 4, 2010 for us), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the potential effect that the adoption of SFAS 167 will have on its Consolidated Financial Statements, but do not expect it to have a material effect.

In June 2009, The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt this change starting in the fiscal quarter ending September 26, 2009.  We do not expect this codification to have any effect to our Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining whether a market is not active and a transaction is not distressed” (“FSP No. FAS 157-4”).  It provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.  The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP No. FAS 157-4 did not have material effect on our Consolidated Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of the investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio is primarily comprised of auction rate securities (“ARS”), municipal bonds,  and money market funds.  Investments and cash and cash equivalents generated interest income of $337,000 and $1,041,000 in the three months ended June 27, 2009 and June 28, 2008, respectively.  Based on our investment and cash and cash equivalent balance as of June 27, 2009, a one percentage point change in interest rates would cause change in our quarterly interest income by approximately $371,000.

As of June 27, 2009, we had no long-term debt outstanding.

ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we have recently encountered with regard to our ARS, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We believe the declines in our ARS fair values due to the lack of liquidity are temporary. In the event we need to access the funds associated with failed auctions, they are not expected to be available until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying security has matured. As of June 27, 2009, the ARS we held had a total par value of $85,400,000 and had contractual maturities between 16 and 32 years.

Due to the temporary impairment in value of our ARS, we recorded an unrealized loss of $5,297,000 to par value as of June 27, 2009, which decreased from $8,904,000 as of March 28, 2009, in part because of additional redemptions of our ARS at par value during the three months ended June 27, 2009.

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

If the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the US government fails to support its guaranty of its obligations, or the credit quality of these ARS declines, we may be required to further adjust the carrying value of these ARS and record other-than-temporary impairment charges in future periods, which could materially affect our financial condition. However, we expect that we will receive the principal associated with these ARS through one of the means described above. Based on our ARS holdings as of June 27, 2009, a one percentage point change in interest rates would cause change in our quarterly interest income by approximately $214,000.

Foreign Currency Exchange Risks

We do not hedge any potential risk from any foreign currency exposure. With our operations in Hong Kong, we may face exposure to an adverse change in the exchange rate of the Hong Kong dollar which is traditionally pegged to the U.S. dollar.  We believe that our exposure is relatively small, thus we do not employ hedging techniques designed to mitigate this exchange rate fluctuation.  Likewise, we could experience unanticipated currency gains or losses.  As the level of activity at this operation changes over time, actual currency gains or losses could have an adverse effect to our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 27, 2009, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect such control.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are subject to possible claims or assessments from third parties arising in the normal course of business.  We have reviewed such possible claims and assessments with legal counsel and believe that it is unlikely that they will result in a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of our Form 10-K for the fiscal year ended March 28, 2009, filed on June 9, 2009, which risk factors are hereby incorporated by reference.

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

Dated: August 5, 2009
By: /s/PHILLIP A. KAGEL
Phillip A. Kagel
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)