Form 10-Q
period 2009-09-26
SUPERTEX INC
filed 2009-11-05
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                Yes  [ X ]                                                                            No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).                               Yes  [   ]                                       No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Check one.
Large accelerated filer [   ] Accelerated filer [ X ] Non-accelerated filer [   ] Smaller Reporting Company[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2009
Common Stock, no par value	12,919,884
Exhibit index is on Page 39
Total number of pages: 40

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales	$15,875	$23,453	$29,430	$46,204
Cost of sales	8,474	10,164	14,899	20,164
Gross profit	7,401	13,289	14,531	26,040
Research and development	3,604	3,802	7,609	7,839
Selling, general and administrative	3,158	3,900	5,948	7,696
Total operating expenses	6,762	7,702	13,557	15,535
Income from operations	639	5,587	974	10,505
Interest income	278	841	615	1,882
Other income(expense), net	575	(127)	1,024	(193)
Income before provision for income taxes	1,492	6,301	2,613	12,194
Provision for income taxes	409	1,752	625	3,205
Net income	$1,083	$4,549	$1, 988	$8,989

Net income per share
Basic	$0.08	$0.35	$0.15	$0.70
Diluted	$0.08	$0.35	$0.15	$0.70
Shares used in per share computation:
Basic	12,902	12,841	12,893	12,810
Diluted	12,987	12,966	12,977	12,928

        See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 26, 2009	March 28, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$14,851	$24,244
Short-term investments	63,065	33,294
Trade accounts receivable, net	8,646	8,115
Inventories, net	16,120	15,700
Prepaid expenses and other current assets	2,154	1,654
Prepaid income taxes	4,588	4,588
Deferred income taxes	7,625	7,625
Total current assets	117,049	95,220
Long-term investments	68,634	79,496
Property, plant and equipment, net	7,655	8,473
Other assets	452	389
Deferred income taxes	4,448	6,726
Total assets	$198,238	$190,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$3,411	$2,934
Accrued salaries and employee benefits	10,009	8,909
Other accrued liabilities	826	888
Deferred revenue	2,700	3,276
Income taxes payable	637	1,882
Total current liabilities	17,583	17,889
Income taxes payable, noncurrent	5,066	4,839
Total liabilities	22,649	22,728

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, no par value -- 10,000 shares authorized, none outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 12,914 shares and 12,872 shares	61,933	59,549
Accumulated other comprehensive loss	(1,853)	(5,494)
Retained earnings	115,509	113,521
Total shareholders' equity	175,589	167,576
Total liabilities and shareholders' equity	$198,238	$190,304

       See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	September 26, 2009	September 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,988	$8,989
Non-cash adjustments to net income:
Depreciation and amortization	1,326	1,607
Provision for doubtful accounts and sales returns	141	375
Provision for excess and obsolete inventories	2,697	846
Deferred income taxes	(40)	59
Stock-based compensation	1,655	1,344
Tax benefit related to stock-based compensation plans	36	185
Excess tax benefit related to stock-based compensation	(17)	(56)
Unrealized (gain) loss from short-term investments, categorized as trading	(1,031)	204
Loss on disposal of property, plant and equipment	4	-
Changes in operating assets and liabilities:
Trade accounts receivable	(713)	(803)
Inventories	(3,117)	(238)
Prepaid expenses and other assets	(522)	1,874
Trade accounts payable and accrued expenses	1,502	(35)
Deferred revenue	(576)	195
Income taxes payable	(1,018)	538
Net cash provided by operating activities	2,315	15,084

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(499)	(1,246)
Purchases of investments	(37,604)	(362)
Sales of investments	5,838	4
Maturities of investments	19,847	11,200
Net cash (used in) provided by investing activities	(12,418)	9,596

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	693	1,218
Excess tax benefit related to stock-based compensation	17	56
Net cash provided by financing activities	710	1,274
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,393)	25,954

CASH AND CASH EQUIVALENTS:
Beginning of period	24,244	17,902
End of period	$14,851	$43,856

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$2,535	$1,428

Supplemental disclosure of non-cash activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$13	$279

       See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to state fairly the statements of financial position as of September 26, 2009 and March 28, 2009, results of operations for the three and six months ended September 26, 2009 and September 27, 2008, and cash flows for the six months ended September 26, 2009 and September 27, 2008.  The March 28, 2009 balance sheet was derived from the audited financial statements included in the fiscal 2009 Annual Report on Form 10-K, but does not include all disclosures required by GAAP in the United States of America.  All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited consolidated financial statements of Supertex, Inc. for the fiscal year ended March 28, 2009, which were included in the fiscal 2009 Annual Report on Form 10-K.

Interim results are not necessarily indicative of results for the full fiscal year.  The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and six months ended September 26, 2009 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2010 will be a 53-week year.  The three months ended September 26, 2009 and September 27, 2008, both consist of thirteen weeks.

The Company has performed an evaluation of subsequent events through November 4, 2009, which is the date the financial statements were issued.

Reclassification

For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect the Company’s net income or shareholders’ equity.

Recent Accounting Pronouncements

In April 2009, The Financial Accounting Standards Board (“FASB”) issued additional authoritative guidance for fair value measurement, which highlights and expands on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.  This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

In May 2009, FASB issued authoritative guidance for Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the guidance is based on the same principles as those that currently exist in the auditing standards.  This guidance is effective for interim or annual periods ending after June 15, 2009.  The adoption of this guidance did not have a significant effect on the Company’s Consolidated Financial Statements.

In June 2009, FASB issued authoritative guidance for Transfers of Financial Assets, which identifies specific disclosure objectives (paragraph 16A), and explicitly states that these objectives apply regardless of whether this guidance requires specific disclosures. The specific disclosures required are minimum requirements and an entity may need to supplement the required disclosures specified in paragraph 17 depending on the facts and circumstances of a transfer, the nature of an entity’s continuing involvement with the transferred financial assets, and the effect of an entity’s continuing involvement on the transferor’s financial position, financial performance, and cash flows. Disclosures required by other GAAP for a particular form of continuing involvement shall be considered when determining whether the disclosure objectives of this guidance have been met.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (April 4, 2010 for the Company), for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This guidance must be applied to transfers occurring on or after the effective date.  The Company is currently assessing the potential effect that the adoption of the guidance will have on its Consolidated Financial Statements, but does not expect it to have a material effect.

In June 2009, FASB issued authoritative guidance to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, among other changes.  It is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (April 4, 2010 for the Company), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the potential effect that the adoption of the guidance will have on its Consolidated Financial Statements, but does not expect it to have a material effect.

In June 2009, The FASB Accounting Standards Codification (“Codification”) became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this guidance, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted this change starting in its fiscal quarter ended September 26, 2009.  The adoption of this guidance did not have any effect on the Company’s Consolidated Financial Statements.

In August 2009 authoritative accounting guidance was issued to reiterate that once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162.  In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative.  As a result, this guidance replaces Statement 162 to indicate this change to the GAAP hierarchy.  This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have any effect on the Company’s Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 2 – Fair Value

In the first quarter of fiscal year 2009, the Company adopted the authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. This guidance defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and enhances disclosures surrounding fair value calculations.

Fair value is defined as the price that would be received from selling an asset and paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

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

The guidance requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses input that is significant to the fair value calculation, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.  The Company’s financial assets and liabilities measured at fair value on a recurring basis include cash equivalents and investment securities, both short-term and long-term.

Included in the Company’s long-term investments are auction rate securities (“ARS”), which are collateralized by student loans. Due to the lack of availability of observable market quotes for the Company’s investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including but not limited to liquidity discount from 125 to 150 basis points per year for the current ARS market, and the timing of recovery of the ARS market from two to five years. The estimated fair value of the Company’s ARS ranges from $67,900,000 to $70,400,000. The Company believes this estimated range of fair values of its ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behaviors, and public policy implications associated with the student loan based ARS market. The Company has concluded that the fair value of its ARS was $68,634,000 as of September 26, 2009 net of a temporary impairment of $3,066,000 to par value.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 26, 2009 and March 28, 2009, excluding accrued interest (in thousands):

	September 26, 2009
	Level 1	Level 2		Level 3	Total
Assets:
Money market funds	$-	$12,877	(1)	$-	$12,877
Municipal bonds		41,641			41,641
Corporate bonds		1,000			1,000
Equity mutual funds related to non-qualified deferred compensation plan	6,724	-		-	6,724
Short-term investments in ARS		13,700			13,700
Long-term investments in ARS	-	-		68,634	68,634
Total assets at fair value	$6,724	$69,218		$68,634	$144,576
Liabilities:
Obligation related to non-qualified deferred compensation plan	$6,724	$-		$-	$6,724

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

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

_________________________
(1)  The total amounts of money market funds were classified as cash equivalents as of September 26, 2009 and March 28, 2009.
(2)  Included in municipal bonds was $1,635,000, which was classified as a cash equivalent as of March 28, 2009.
(3) Included in corporate bonds was $260,000, which was classified as a cash equivalent as of March 28, 2009.

The following table summarizes the change in fair value of the Company’s level 3 assets (in thousands):

Fair value measurements of assets using level 3 inputs	Long-term investments in ARS
Beginning balance at March 28, 2009	$79,496
Redemption of investments in ARS	(3,000)
Unrealized gain recorded in "Accumulated other comprehensive loss"	3,607
Ending balance at June 27, 2009	80,103
Reclassification from level 3 to level 2 assets	(13,700)
Unrealized gain recorded in "Accumulated other comprehensive loss"	2,231
Ending balance at September 26, 2009	$68,634

During the six months ended September 26, 2009, the Company received $3,000,000 relating to ARS classified as level 3 assets redeemed at par value. Subsequent to September 26, 2009, the Company received $13,700,000 relating to ARS redeemed at par value, which was classified as Level 2 assets as of September 26, 2009. See Note 3 for discussion of the Company’s ARS.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 3 – Cash and Cash Equivalents and Investments

The Company’s cash equivalents consist primarily of investments in money market funds, municipal bonds and corporate bonds as follows (in thousand):

	September 26, 2009	March 28, 2009
Cash	$1,974	$3,967
Cash equivalents:
Money market funds	12,877	18,382
Municipal bonds	-	1,635
Corporate bonds	-	260
Total cash and cash equivalents	$14,851	$24,244

The Company’s portfolio of short-term and long-term investments is as follows (in thousands):

	September 26, 2009				March 28, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value

Short-term investments:
Trading securities	$6,724	$-	$-	$6,724	$5,513	$-	$-	$5,513
Available-for-sale securities:
ARS	13,700	-	-	13,700	50	-	-	50
Municipal bonds	41,612	36	(7)	41,641	19,438	4	-	19,442
Variable rate demand notes	-	-	-	-	1,000	-	-	1,000
Corporate bonds	999	1	-	1,000	6,393	-	(96)	6,297
Commercial paper	-	-	-	-	990	2	-	992
Total short-term investments	$63,035	$37	$(7)	$63,065	$33,384	$6	$(96)	$33,294

Long-term investments:
Available-for-sale ARS	$71,700	$-	$(3,066)	$68,634	$88,400	$-	$(8,904)	$79,496

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The Company’s short-term and long-term investments by contractual maturity are as follows (in thousands):

	September 26, 2009		March 28, 2009
Short-term investment:
Trading securities:
Due in one year or less	$6,724		$5,513
Available-for-sale securities:
Due in one year or less	42,641		26,731
Due after ten years	13,700	(1)	1,050
Total short-term investments	$63,065		$33,294

Long-term investment:
Available-for-sale securities at amortized cost:
Due after ten years	$68,634		$79,496
Total long-term investments	$68,634		$79,496
___________________________________
(1)  Subsequent to September 26, 2009, the Company received $13,700,000 on redemptions of two ARS at par value.

Short-term investments classified as trading securities consisted entirely of investments in mutual funds held by the Company’s Non-Qualified Deferred Compensation Plan (“NQDCP”). Unrealized gains on trading securities was $576,000 and $1,031,000 for the three and six months ended September 26, 2009, respectively, compared to losses of $132,000 and $204,000, respectively, for the same periods of prior fiscal year.

The Company’s available-for-sale portfolio as of September 26, 2009 is composed of ARS and municipal bonds. These securities are reported at fair value in accordance with the authoritative guidance for accounting for investments in debt and equity securities.

During the three and six months ended September 26, 2009, the Company disposed of municipal bonds totaling $494,000 and $2,196,000, respectively, and corporate bonds totaling $2,523,000 and $3,613,000, respectively, approximately at par value. The net realized gains of these transactions were not material.

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

ARS with a par value of $71,700,000 were classified as non-current assets and were presented as long-term investments, and ARS with a par value of $13,700,000 were classified as current assets and were presented in short-term investments on the Company’s balance sheet as of September 26, 2009.

The Company has concluded that the decline in fair value of the ARS investments, as of September 26, 2009, is considered to be temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

•	recently, some ARS were redeemed at par value;

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the US Department of Education;

•	there have been no defaults on the ARS held by the Company as of September 26, 2009;

•	their AAA or Aaa credit ratings have not been reduced as of September 26, 2009;

•	the Company has no intention to sell the securities below par value and it is not more likely than not that the Company will be required to sell the securities until their value returns to par; and

•
the Company received partial redemptions of $12,150,000 at par value in fiscal 2009. Additionally, the Company received payments totaling $3,050,000 for partial redemptions at par value on three ARS holdings in the first six months of fiscal 2010. Subsequent to September 26, 2009, the Company received payments totaling $13,700,000 for full redemptions at par value of two ARS holdings.

If uncertainties in the credit and capital markets continue or these markets deteriorate further, the Company may incur additional impairment to its ARS holdings. The Company will continue to monitor its ARS holdings and may be required to record an impairment charge through the income statement if the decline in fair value is determined to be other-than-temporary or the credit quality of its ARS holdings declines.

Note 4 – Inventories

The Company’s inventories consist of high technology semiconductor devices and integrated circuits that are specialized in nature, subject to rapid technological obsolescence, and sold in a highly competitive industry.  Inventory balances at the end of each period are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value.

Inventories consist of (in thousands):

	September 26, 2009	March 28, 2009
Raw materials	$1,149	$1,128
Work-in-process	10,626	10,449
Finished goods	2,768	2,470
Finished goods at distributors and on consignment	1,577	1,653
Total Inventories	$16,120	$15,700

The Company wrote down inventory totaling $1,155,000 and $2,697,000, respectively, for the three and six months ended September 26, 2009, compared to $316,000 and $846,000 for the same periods of the prior fiscal year, respectively. The Company sold previously written-down inventory of $362,000 and $649,000 for the three and six months ended September 26, 2009, respectively. For the same periods of prior fiscal year, such sales were $356,000 and $682,000, respectively.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

 Note 5 - Comprehensive Income

Components of the Company’s comprehensive income for the three and six months ended September 26, 2009 and September 27, 2008, respectively, are as follows (in thousands):

		Three Months Ended		Six Months Ended
		September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net income		$1,083	$4,549	$1,988	$8,989
Unrealized gain (loss) on available-for-sale investments	(1)	1,374	(1,782)	3,641	(1,331)
Comprehensive income		$2,457	$2,767	$5,629	$7,658

(1)
The Unrealized losses of $1,782,000 and $1,331,000 for the three and six months ended September 27, 2008, respectively,  are presented on a pre-tax basis. The Company discovered this error in the third quarter of fiscal 2009 and corrected the error by increasing deferred income taxes of $695,000 and $519,000 respectively for the three and six months ended September 27, 2008 . For the three and six months ended September 26, 2009, the unrealized gains of $1,374,000 and $3,641,000, respectively, were net of deferred income taxes of $873,000 and $2,318,000, respectively.

As of September 26, 2009, the total unrealized loss on available-for-sale investments amounted to $3,036,000, which was recorded in accumulated other comprehensive loss, net of tax of $1,183,000.

Note 6 - Stock-Based Compensation

The employee stock-based compensation expense for the three and six months ended September 26, 2009 was $835,000 and $1,655,000, respectively, compared to $676,000 and $1,344,000 for the same periods in fiscal 2009.

During the three and six months ended September 26, 2009, the Company granted options with an estimated total grant date fair value of $414,000 and $469,000, respectively. For the same periods last fiscal year, the Company granted options with an estimated grant date fair value of $1,196,000 and $2,784,000, respectively. As of September 26, 2009, the unrecorded stock-based compensation related to stock options was $8,539,000 (net of estimated forfeitures) and will be recognized over an estimated weighted average amortization period of approximately 2.1 years.

Under the Company’s 2001 Stock Option Plan (“2001 Plan”), a total of 2,000,000 shares of Common Stock are authorized for issuance. Under the 2001 Plan, options have been typically granted once a quarter (on the first business day of the third month of each quarter) and valued at the fair value of the Company’s common stock on the date of grant.  Options generally expire seven to ten years from grant date or thirty days after termination of service, whichever occurs first.  Options are generally exercisable beginning one year from date of grant and generally vest ratably over a five-year period.  On August 24, 2006, the Company’s board of directors approved a change in grant policy of the Plan to grant only non-statutory stock options to better align the Company’s compensation plan to employee incentives and to company objectives. On August 17, 2007, the Company’s board of directors approved that all future stock option grants would have a ten-year life, which is within the guidelines of the 2001 Plan. On August 14, 2009, the Company’s shareholders approved the 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan is the successor to the 2001 Plan. All outstanding stock awards granted under the 2001 Plan will continue to be subject to the terms and conditions as set forth in the agreement evidencing such stock awards and the terms of the 2001 Plan, but no additional awards will be granted under the 2001 Plan.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Under the 2009 Plan, the total number of shares of our common stock reserved for issuance  consists of 1,000,000 shares plus (1) the 159,509 shares which remain authorized for issuance under the 2001 Plan but which are not subject to outstanding stock awards as of August 14, 2009, and (2) the 1,440,400 shares subject to stock awards outstanding under the 2001 Plan as of August 14, 2009, that terminate prior to exercise and would otherwise be returned to the share reserves under the 2001 Plan, with the total shares in addition to the 1,000,000 shares being up to a maximum of 1,599,909 shares. The 2009 Plan allows the Company to continue its prior option practices under the 2001 Plan to grant non-statutory options to key employees with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The Company’s options typically have a term of ten years and vest over five years, 20% on the date one year after their vesting start date and 20% at the end of each of the following four years. The 2009 Plan provides the Company with flexibility in designing equity incentives, including restricted stock awards, stock appreciation rights, restricted stock unit awards, performance stock awards, and performance cash awards.

The following table summarizes the activities under the 2001 and 2009 Plans for the three and six months ended September 26, 2009:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, March 28, 2009	160,109	1,467,835	$26.94
Authorized	1,000,000
Granted	(39,000)	39,000	25.67
Exercised	-	(39,735)	15.61
Canceled	4,400	(4,400)	29.23
Balance, September 26, 2009	1,125,509	1,462,700	$27.21

The weighted average fair value of options, as determined under authoritative guidance for stock compensation, granted under the 2001 and 2009 Plans during the three and six months ended September 26, 2009 was $12.17 and $12.03 per share, respectively, compared to $14.19 and $12.51 per share during the same period last fiscal year.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the three and six months ended September 26, 2009 was $237,000 and $403,000, respectively.  During the three and six months ended September 26, 2009, the amounts of cash received from employees as a result of employee stock option exercises were $332,000 and $620,000, respectively.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The options outstanding and exercisable at September 26, 2009, under the 2001 and 2009 Plans are in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$13.16	-	$14.99	4,500	0.30	$13.90	4,500	$13.90
15.00	-	19.99	220,760	1.68	17.28	208,920	17.25
20.00	-	24.99	433,100	8.83	20.93	20,420	21.44
25.00	-	29.99	265,580	8.54	27.01	62,200	27.58
30.00	-	34.99	270,260	5.13	33.76	109,685	33.71
35.00	-	39.99	104,300	7.75	35.84	45,720	35.83
40.00	-	44.99	146,200	4.11	40.90	70,500	40.87
45.00	-	46.92	18,000	4.18	46.92	7,200	46.92
$13.16	-	$46.92	1,462,700	6.38	$27.21	529,145	$27.17

The total intrinsic value of options outstanding and options exercisable as of September 26, 2009 was $8,234,000 and $3,263,000, respectively.

2000 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. For the six months ended September 26, 2009 and September 27, 2008, the amounts of cash received from employees as a result of ESPP purchase were $72,000 and $83,000, respectively.

Note 7 – Income Taxes

The provision for income taxes for the three months ended September 26, 2009 was $409,000 on income before tax of $1,492,000 at the effective tax rate of 27% compared to $1,752,000 on income before tax of $6,301,000 at the effective tax rate of 28% in the prior fiscal year. The provision for income taxes for the six months ended September 26, 2009 was $625,000 on income before tax of $2,613,000 at the effective tax rate of 24%, compared to $3,205,000 on income before tax of $12,194,000 at the effective tax rate of 26% for the same periods in the prior fiscal year. The year-over-year decrease in the estimated effective tax rate for the six month period was primarily due to R&D tax credits, shifts of income among jurisdictions with different tax rates and increased domestic manufacturing tax deductions, partially offset by decreased tax exempt interest and favorable resolutions of previous period tax uncertainties during the fiscal 2009.

The income tax provision for such interim periods reflects the Company’s computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effect of foreign rate differentials, non-deductible stock-based compensation expense, tax exempt interest income, and research and development tax credits, tax contingencies, and the domestic production activities deduction.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

During the six months ended September 26, 2009, the liability for uncertain income tax positions less accrued interest and penalties increased from $4,219,000 to $4,407,000. This increase was primarily due to current period recurring accruals of tax contingencies. Of the total $4,407,000 of unrecognized tax benefits, $3,413,000 represents the amount that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. On September 26, 2009, the Company had approximately $423,000 accrued for estimated interest and $416,000 for estimated penalties related to uncertain tax positions. For the six months ended September 26, 2009, the Company recorded estimated interest of $91,000 and estimated penalties of $7,000.

Included in the balance of unrecognized income tax benefits, accrued interest and accrued penalties on September 26, 2009 were approximately $471,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

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

The Company and its subsidiaries are subject to taxation in various jurisdictions, including federal, state and foreign.  The Company’s major tax jurisdictions are the United States federal, state of California and Hong Kong. The Company’s federal, state, and Hong Kong income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2002.

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

	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
BASIC:
Net income	$1,083	$4,549	$1,988	$8,989
Weighted average shares outstanding for the period	12,902	12,841	12,893	12,810
Net income per share	$0.08	$0.35	$0.15	$0.70

DILUTED:
Net income	$1,083	$4,549	$1,988	$8,989
Weighted average shares outstanding for the period	12,902	12,841	12,893	12,810
Effect of dilutive securities: stock options and ESPP	85	125	84	118
Total	12,987	12,966	12,977	12,928
Net income per share	$0.08	$0.35	$0.15	$0.70

Options to purchase 1,164,608 shares of the Company’s common stock at an average price of $29.43 per share, and 1,188,878 shares at an average price of $29.24 per share for the three and six months ended September 26, 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the three and six months ended September 27, 2008, options to purchase 792,108 shares of the Company’s common stock at an average price of $34.17 per share, and 780,138 shares at an average price of $34.06 per share, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Legal Proceedings

From time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business.  Management has reviewed such possible claims and assessments with the Company’s legal counsel and believes that it is unlikely that they will result in any material adverse effect on the Company’s financial condition, results of operations, or cash flows.  The Company is not currently involved in any legal proceeding that it believes will materially and adversely affect its business or financial condition.

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

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses. The warranty reserve as of September 26, 2009 was $72,000. Such amount was immaterial as of September 27, 2008.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The reductions to revenue for estimated product returns for the three and six months ended September 26, 2009 and September 27, 2008 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other(2)	Balance at End of Period

Three months ended September 26, 2009
Allowance for sales returns	$213	$160	$(128)	$245

Three months ended September 27, 2008
Allowance for sales returns	$366	$104	$(67)	$403

Six months ended September 26, 2009
Allowance for sales returns	$266	$185	$(206)	$245

Six months ended September 27, 2008
Allowance for sales returns	$483	$368	$(448)	$403
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

Operating Lease Obligations

The Company’s future minimum lease payments under non-cancelable operating leases as of September 26, 2009 are as follows (in thousands):

Payment Due by Year	Operating Lease
Less than 1 year	$1,203
2 years	752
3 years	129
4 years	18
$2,102

The Company leases facilities under non-cancelable lease agreements expiring at various times through September 2012.  Rental expense net of sublease income for the three and six months ended September 26, 2009 amounted to $304,000 and $581,000, respectively, compared to $302,000 and $552,000 for the same periods of last fiscal year.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 10 – Common Stock Repurchase

There were no shares repurchased during the three and six months ended September 26, 2009 or September 27, 2008.

Since the inception of its repurchase program in 1992 through September 26, 2009, the Company has repurchased a total of 2,344,000 shares of common stock for an aggregate cost of $36,551,000.  Upon their repurchase, shares are restored to the status of authorized but un-issued shares.  As of September 26, 2009, a total of 556,000 shares remained authorized for repurchase under the program.

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

The Company's principal markets are in Asia, the United States, and Europe.  Below is a summary of sales by major geographic area for the three and six months ended September 26, 2009 and September 27, 2008 (in thousands):

	Three Months Ended		Six Months Ended
Net Sales	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
China	$5,331	$5,352	$9,426	$9,712
United States	5,077	8,214	10,210	15,914
Asia (excluding China)	3,839	6,086	6,924	13,408
Europe	1,595	3,544	2,772	6,739
Other	33	257	98	431
Net Sales	$15,875	$23,453	$29,430	$46,204

Net property, plant and equipment by country as of September 26, 2009 and March 28, 2009 are as follows (in thousands):

	September 26, 2009	March 28, 2009
United States	$6,290	$6,952
Hong Kong	1,365	1,521
Property, plant and equipment, net	$7,655	$8,473

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

For the three months ended September 26, 2009, two customers, a major consumer electronic company and a major medical instrumentation company, accounted for approximately 17% and 11% of net sales, respectively. For the six months ended September 26, 2009, the same two customers accounted for approximately 16% and 10% of net sales, respectively.

For the three months ended September 27, 2008, the same major medical instrumentation company and a major communications company accounted for approximately 14% and 10% of net sales, respectively. For the six months ended September 27, 2008, this medical instrumentation company accounted for approximately 14% of net sales.

Nearly all of the sales to the medical instrumentation company were through distributors and contract manufacturers. There were no other customers that the Company believes accounted for more than 10% of the Company’s net sales for the three and six months ended September 26, 2009 or September 27, 2008.

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

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates " and variations of these words and similar expressions, are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that the medical ultrasound market will continue to grow in the coming years and that we will continue to be a major player in this business; (2) our belief that sales of LED driver ICs for the LED backlighting unit (BLU) for LCD TVs will continue to ramp in the second half of fiscal 2010; (3) our expectation that sales of our LED driver ICs for general lighting applications will continue the growth as the stimulus funds become available and the overall economy recovers; (4) our belief that R&D expenses as a percentage of net sales may fluctuate from quarter to quarter; (5) our expectation that we will spend approximately $1,500,000 for capital acquisitions in fiscal 2010; (6) our belief that we have substantial production capacity in place to handle our projected business in fiscal 2010; (7) our belief that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months; (8) our belief that the credit quality of the ARS we hold is high and our expectation that we will receive the full principal associated with these auction-rate securities; (9) our belief that the auction failures will not materially impact our ability to fund our working capital needs; (10) our belief that the estimated range of fair values of our ARS is appropriate; (11) our belief that the declines in our ARS fair values due to the lack of liquidity are temporary; (12) our belief that our exposure to foreign currency risk is relatively small; and (13) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows.

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

Overview

We design, develop, manufacture, and market integrated circuits (“ICs”), utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We are an industry leader in high voltage integrated circuits (HVCMOS and HVBiCMOS), taking advantage of the best features of CMOS, bipolar and DMOS technologies and integrating them into the same chip.  These ICs are used in the medical ultrasound imaging, telecommunications, LCD TV, LED general lighting, printer, flat panel display, industrial and consumer industries. We also supply custom integrated circuits for our customers using customer-owned designs and mask tooling with our process technologies.

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

Net sales for the three and six months ended September 26, 2009 were $15,875,000 and $29,430,000, respectively, a 32% and 36% decrease compared to $23,453,000 and $46,204,000 for the same periods of the prior fiscal year. These year-over-year decreases in net sales resulted primarily from the current weak global economy affecting nearly all of our markets, one of our customers of EL inverter ICs for cell phones losing market share, and reduced shipments to telecom due to lower demand for driver ICs for a military radio application, as well as a general decline in the expansion of optical network infrastructure. These decreases were partially offset by increases in sales of our LED driver ICs for backlighting LCD TVs and LED lighting driver ICs for general lighting.

Net sales increased 17% from $13,555,000 when compared to the quarter ended June 27, 2009, primarily due to increased sales of our driver ICs for LED lighting and backlighting, increased sales of our ICs for medical ultrasound products, and sales to a cell phone handset customer for a new family of products.

The table below shows our estimate of the breakdown of net sales to customers by end market for the three and six months ended September 26, 2009 and September 27, 2008, and three months ended June 27, 2009, as well as year-over-year and sequential percentage changes (in thousands except percentages):

	Three Months Ended					Six Months Ended
Net Sales	September 26, 2009	June 27, 2009	September 27, 2008	Sequential Change	Year-Over-Year Change	September 26, 2009	September 27, 2008	Year-Over-Year Change
Medical Electronics	$6,272	$5,381	$9,912	17%	-37%	$11,653	$19,440	-40%
LED Lighting	3,897	2,876	737	36%	429%	6,773	2,090	224%
Imaging	2,670	2,638	6,514	1%	-59%	5,308	12,821	-59%
Industrial/Other	1,962	1,640	4,189	20%	-53%	3,602	7,087	-49%
Telecom	1,074	1,020	2,101	5%	-49%	2,094	4,766	-56%
Net Sales	$15,875	$13,555	$23,453	17%	-32%	$29,430	$46,204	-36%

	Three Months Ended			Six Months Ended
Net Sales	September 26, 2009	June 27, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Medical Electronics	40%	40%	42%	40%	42%
LED Lighting	24%	21%	3%	23%	5%
Imaging	17%	19%	28%	18%	28%
Industrial/Other	12%	12%	18%	12%	15%
Telecom	7%	8%	9%	7%	10%
Net Sales	100%	100%	100%	100%	100%

Our medical electronics product family accounted for the largest sales of all of our five focus markets for the three and six months ended September 26, 2009 and September 27, 2008, and three months ended June 27, 2009. Sales to the medical electronics market for the three and six months ended September 26, 2009 were $6,272,000 and $11,653,000, respectively, which were 37% and 40% lower than the same periods of the prior fiscal year due to reduced demand for our analog switches and high voltage pulser circuits and chipsets, as demand for our customers’ products also declined resulting from the weak global economy and reduction in credit availability. Sequentially sales increased 17%, resulting from higher customer demand for our high voltage pulser circuits and chipsets as well as our medical custom processing services.

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

Sales of LED driver ICs for lighting and backlighting were $3,897,000 for the three months ended September 26, 2009, compared to $737,000 for the same period last year and $2,876,000 for the prior quarter. For the six months ended September 26, 2009, sales to LED lighting and backlighting market were $6,773,000 compared to $2,090,000 for the same period of last fiscal year.   The year-over-year quarter and year-to-date increases, as well as the sequential increase, in sales were due to increased shipments of our high voltage LED driver ICs for backlighting a new line of LCD TVs which were ramping up volume production at a tier-one OEM and for general lighting applications.

We expect that sales of LED driver ICs for the LED backlighting unit (BLU) for LCD TVs will continue to ramp in the second half of fiscal 2010 as LED BLU prices become increasingly competitive with CCFL BLU prices, while the LED BLU offers far superior contrast ratio, light weight, thin form factor, and very low power consumption. We expect that sales of our LED driver ICs for general lighting applications will also continue to grow as the stimulus funds become available and the overall economy recovers.

In our offerings for the imaging market, which consist of EL inverter ICs, commercial printing ICs and custom processing services, sales for the three and six months ended September 26, 2009 were $2,670,000 and $5,308,000, both decreased 59% when compared to the same periods in the last fiscal year.  These sales decreases were due to reduced demand for our customers’ products.  Sales for the three months ended September 26, 2009, when compared to the prior fiscal quarter, were essentially flat. During the second fiscal quarter we increased shipments of our EL inverter ICs to a hand-set OEM for a new family of products; however this increase in sales was offset by reduced sales in custom processing services.

Sales in the industrial and other markets for the three and six months ended September 26, 2009 were $1,962,000 and $3,602,000 , a decrease of 53% and 49%, respectively, when compared to the same periods a year ago and increased 20% sequentially. The year-over-year decreases were primarily due to decreased sales of driver ICs for automatic test equipment which was seriously affected by the global recession. The sequential increase in net sales was primarily due to increased shipments in custom processing services.

Compared to the same periods a year ago, sales to the telecom market decreased 49% and 56%, respectively, to $1,074,000 and $2,094,000 during the three and six months ended September 26, 2009. The year-over-year decreases were due to lower shipments of driver ICs for a military radio application and reduced demand for high voltage MEMS driver ICs for optical-to-optical switching applications. Sales to the telecom market increased 5% sequentially.

Our current growth strategy relies on our ability to continuously and successfully introduce and market new innovative products that meet our customers’ requirements.

Our principal markets are in Asia, the U.S., and Europe.  Sales by geographic regions as well as year-over-year and sequential percentage changes were as follows, where international sales include sales to the U.S. based customers if the products are delivered to their contract manufacturers outside the U.S. (in thousands except percentages):

	Three Months Ended					Six Months Ended
Net Sales	September 26, 2009	June 27, 2009	September 27, 2008	Sequential Change	Year-Over-Year Change	September 26, 2009	September 27, 2008	Year-Over-Year Change
China	$5,331	$4,095	$5,352	30%	0%	$9,426	$9,712	-3%
United States	5,077	5,133	8,214	-1%	-38%	10,210	15,914	-36%
Asia (excluding China)	3,839	3,085	6,086	24%	-37%	6,924	13,408	-48%
Europe	1,595	1,177	3,544	36%	-55%	2,772	6,739	-59%
Other	33	65	257	-49%	-87%	98	431	-77%
Net Sales	$15,875	$13,555	$23,453	17%	-32%	$29,430	$46,204	-36%

International Sales	$10,798	$8,422	$15,239	28%	-29%	$19,220	$30,290	-37%
Domestic Sales	5,077	5,133	8,214	-1%	-38%	10,210	15,914	-36%
Net Sales	$15,875	$13,555	$23,453	17%	-32%	$29,430	$46,204	-36%

Net sales to international customers for the three and six months ended September 26, 2009 were $10,798,000 or 68% of net sales, and $19,220,000 or 65% of net sales, respectively, as compared to $15,239,000 or 65% of net sales, and $30,290,000 or 66% of net sales, respectively, for the same periods of the prior fiscal year and $8,422,000 or 62% for the three months ended June 27, 2009. Sales to international customers for the three and six months ended September 26, 2009 decreased 29% and 37%, respectively, compared to the same periods last year primarily due to the weak global economy and reduced demand for EL inverter ICs due to weak sales of our major OEM’s products. The increase in sequential international sales of 28% resulted from higher shipments of our driver for LED lighting and backlighting products, the improvement in demand for our ICs for medical ultrasound products, and sales to a cell phone handset customer for a new family of products.

Net sales to domestic customers for the three and six months ended September 26, 2009 decreased 38% and 36%, respectively, compared to the same periods of the prior fiscal year. The year-over-year decreases in domestic sales were primarily due to a reduction in demand for driver ICs for a military radio application and lower custom processing services. Compared to the prior quarter, net sales to domestic customers for the quarter ended September 26, 2009 remained essentially flat.

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

	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 26, 2009	June 27, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Gross Margin Percentage	47%	53%	57%	49%	56%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Cost of Previously Written Down Inventory Sold	$362	$287	$356	$649	$682
Percentage of Net Sales	2%	2%	2%	2%	1%

Gross profit for the three and six months ended September 26, 2009 was $7,401,000 and $14,531,000, respectively compared to $13,289,000 and $26,040,000 for the same periods of fiscal 2009. The year-over-year decreases in gross profit were primarily attributable to decreased sales and lower wafer fab capacity utilization. Gross profit for the three months ended September 26, 2009, increased $271,000 compared to the prior quarter due to higher sales and a decrease in charges for inventory excess and obsolescence.

As a percentage of net sales, gross margin was 47% and 49%, respectively, for the three and six months ended September 26, 2009 compared to 57% and 56% for the same periods of the prior fiscal year.  The year-over-year quarterly and year-to-date decreases in gross margin were primarily attributable to reduced wafer fab capacity utilization, unfavorable product mix, and higher charges for inventory excess and obsolescence.

Sequentially, gross margin in the three months ended September 26, 2009 was lower by six percentage points due to non-linear loading of our wafer fab and back end operations, overall reduced factory utilization, and unfavorable product mix.

We wrote down inventory totaling $1,155,000 and $2,697,000, respectively, for the three and six months ended September 26, 2009, and $316,000 and $846,000, respectively, for the same periods ended September 27, 2008.

Research and Development (“R&D”) Expenses

	Three Months Ended					Six Months Ended
(Dollars in thousands)	September 26, 2009	June 27, 2009	September 27, 2008	Sequential Change	Year-Over-Year Change	September 26, 2009	September 27, 2008	Year-Over-Year Change
R&D Expenses	$3,604	$4,005	$3,802	-10%	-5%	$7,609	$7,839	-3%
Percentage of Net Sales	23%	30%	16%			26%	17%

R&D expenses include payroll and benefits, processing costs, and depreciation. We also expense prototype wafers and mask sets related to new product development as R&D expenses.

Expenditures for R&D were $3,604,000 and $7,609,000 for the three and six months ended September 26, 2009, as compared to $3,802,000 and $7,839,000 for the same periods in the prior year and $4,005,000 in the prior quarter. Compared to last fiscal year, the quarterly and year-to-date decreases in expenses are primarily due to reductions in payroll and benefits of $174,000 and $401,000, respectively. The sequential decrease is primarily due to a reduction in payroll and benefits of $308,000.

Some aspects of our R&D efforts require significant short-term expenditures.  As such, timing of such expenditures may cause fluctuations in our R&D expenses. In general, we have increased R&D activities in order to meet current and future new product requirements of our customers and markets. R&D expenses as a percentage of net sales may fluctuate from quarter to quarter.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended					Six Months Ended
(Dollars in thousands)	September 26, 2009	June 27, 2009	September 27, 2008	Sequential Change	Year-Over-Year Change	September 26, 2009	September 27, 2008	Year-Over-Year Change
SG&A Expenses	$3,158	$2,790	$3,900	13%	-19%	$5,948	$7,696	-23%
Percentage of Net Sales	20%	21%	17%			20%	17%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside professional services such as legal, auditing and tax.

SG&A expenses for the three and six months ended September 26, 2009 were $3,158,000 and $5,948,000, respectively, or decreases of $742,000 and $1,748,000 when compared to the same periods last year. These decreases were primarily due to reduced professional services and audit fees of $528,000 and $832,000, lower commission expense of $214,000 and $610,000, and lower payroll and profit sharing costs of $304,000 and $597,000, respectively. These decreases were partially offset by higher expenses associated with greater increases in the fair value of investments held by our NQDCP of $370,000 and $730,000, respectively.

Compared to the three months ended June 27, 2009, SG&A expenses for the three months ended September 26, 2009 increased $368,000, primarily due to increased commission and sales incentives expenses of $302,000, higher payroll and benefits of $180,000, and higher deferred compensation plan expenses of $97,000. These increases were partially offset by lower professional services expenses of $156,000.

Interest Income and Other Income (Expense), Net

	Three Months Ended					Six Months Ended
(Dollars in thousands)	September 26, 2009	June 27, 2009	September 27, 2008	Sequential Change	Year-Over-Year Change	September 26, 2009	September 27, 2008	Year-Over-Year Change
Interest Income	$278	$337	$841	-18%	-67%	$615	$1,882	-67%
Other Income (Expense), Net	575	449	(127)	28%	-553%	1,024	(193)	-631%
Total Interest Income and Other Income, Net	$853	$786	$714	9%	19%	$1,639	$1,689	-3%
Percentage of Net Sales	5%	6%	3%			6%	4%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments, was $278,000 and $615,000, respectively, for the three and six months ended September 26, 2009, compared to $841,000 and $1,882,000 for the same periods of the prior fiscal year. The year-over-year decreases in interest income resulted primarily from lower investment yields, partially offset by higher investment balances. Interest income decreased $59,000 from $337,000 for the prior quarter.  The sequential decrease was also primarily driven by lower investment yields, partially offset by higher cash and investment balances.

Other income, net, for the three and six months ended September 26, 2009 was $575,000 and $1,024,000, compared to expenses of $127,000 and $193,000, respectively, for the same periods in the prior fiscal year. The year-over-year differences were primarily due to increases of $576,000 and $1,031,000, respectively, in the fair value of investments held by our NQDCP during the second quarter and first half of fiscal 2010 compared to decreases in fair value during the same periods of fiscal 2009. Other income, net in the second quarter of fiscal 2010 was $126,000 higher than the $449,000 reported in the prior quarter due to a greater increase in fair value of investments held by our NQDCP.

Provision for Income Taxes

The income tax provision for the interim period represents federal, state and foreign taxes and reflects our computed estimated annual effective tax rate.  It differs from the taxes computed at the federal and state statutory rates primarily due to the effect of foreign rate differentials, non-deductible stock-based compensation expense, tax exempt interest income, tax contingencies under authoritative guidance for income taxes and the domestic production activities deduction.

The provision for income taxes for the three months ended September 26, 2009 was $409,000 on income before tax of $1,492,000 at the effective tax rate of 27% compared to $1,752,000 on income before tax of $6,301,000 at the effective tax rate of 28% in the prior fiscal year. The provision for income taxes for the six months ended September 26, 2009 was $625,000 on income before tax of $2,613,000 at the effective tax rate of 24%, compared to $3,205,000 on income before tax of $12,194,000 at the effective tax rate of 26% for the same period in the prior fiscal year. The year-over-year decrease in the estimated effective tax rate for the six month period was primarily due to R&D tax credits, shifts of income among jurisdictions with different tax rates and increased domestic manufacturing tax deductions, partially offset by decreased tax exempt interest and favorable resolutions of previous period tax uncertainties during fiscal 2009.

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

Financial Condition

Overview

We ended the second quarter of fiscal 2010 with $146,550,000 in cash, cash equivalents, short-term and long-term investments.  This represents an increase of $9,516,000 when compared with the amount of $137,034,000 on March 28, 2009.  Working capital is defined as current assets less current liabilities. As of September 26, 2009, working capital was $99,466,000, an increase of $22,135,000 from $77,331,000 as of March 28, 2009.  The increase in working capital was primarily the result of redemptions of our ARS and cash generated from operations.

Liquidity and Capital Resources

 In summary, our cash flows were as follows:

	Six Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008
Net cash provided by operating activities	$2,315	$15,084
Net cash (used in) provided by investing activities	(12,418)	9,596
Net cash provided by financing activities	710	1,274
Net (decrease) increase in cash and cash equivalents	$(9,393)	$25,954

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the six months ended September 26, 2009, net cash provided by operating activities was $2,315,000, compared to $15,084,000 for the same period of the prior fiscal year. The decrease of $12,769,000 resulted primarily from lower net income after non-cash adjustment of $6,794,000 and a decrease from changes in assets and liabilities totaling $5,975,000. The non-cash adjustments were slightly higher than the six months ended September 27, 2008, primarily due to a higher provision for excess and obsolete inventories resulting from a general reduction in sales demand and higher stock-compensation expense, partially offset by an unrealized gain from short-term investments categorized as trading, lower depreciation expense and reduced provisions for doubtful accounts and sales returns.  Also contributing to the decrease in cash provided by operating activities were an increase in inventory due to reduced shipments, an increase in prepaid and other assets and a decrease in income taxes payable due to a reduction in net income, partially offset by reductions in trade accounts payable as purchases have declined.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales of short-term investments. Cash used by investing activities for the six months ended September 26, 2009 was $12,418,000. This increase of cash used in investing activities was primarily due to purchases of short-term investments of $37,604,000, partially offset by the sales and maturities of investments of $25,685,000, which included partial auction rate security redemptions at par value of $3,050,000.

We expect to spend approximately $1,500,000 for capital acquisitions in fiscal 2010, of which we have spent $499,000 during the six months ended September 26, 2009. We believe that we have substantial production capacity in place to handle our projected business in fiscal 2010.  We also believe that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months.

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

Since the fourth quarter of fiscal 2008, the ARS market has experienced auction failures. In general, for each unsuccessful auction, the interest rate moves to a maximum rate defined for each ARS unless the interest earned reaches the maximum amount stipulated by the prospectus. The principal associated with failed auctions will not be accessible until a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying security has matured. Although no assurance can be given, we expect that we will receive the full principal associated with these auction-rate securities through one of the means described above. In addition to five payments totaling $15,200,000 that we previously disclosed, subsequent to September 26, 2009, we received two payments, $11,950,000 and $1,750,000 in October 2009, each representing 100% of our holdings of two ARS. All of these payments were the result of redemptions at par value. We continue to believe that the credit quality of the ARS we hold is high as they are primarily backed by student loans, are insured and guaranteed by the United States Federal Department of Education, and continue to be rated by the major independent rating agencies as either AAA or Aaa.

While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. As of September 26, 2009, we had approximately $99,466,000 of working capital, including approximately $77,916,000 of cash, cash equivalents, and short-term investments, and we have generated cash from our operations for the past several years.

As of September 26, 2009, $13,700,000 of our investments in ARS was classified as Level 2 as it was subsequently redeemed in October 2009 at par value. Due to the lack of availability of observable market quotes on the remainder of our investment portfolio of ARS, $71,700,000 was classified as Level 3 and the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the ARS.

Using this discounted cash flow model, we determined that there was a temporary impairment of $3,066,000 to par value of our ARS as of September 26, 2009. This unrealized loss reflects the decline in the estimated fair value of these ARS in accordance with authoritative guidance for accounting for investments in debt and equity securities. We concluded that the impairment losses were temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	recently, some ARS were redeemed at par value;

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the U.S. Department of Education;

•	there have been no defaults on the ARS we held as of September 26, 2009;

•	their AAA or Aaa credit ratings have not been reduced as of September 26, 2009;

•	we have no intention to sell the securities below par value and it is not more likely than not that we will be required to sell the securities until their value returns to par; and

•
we received partial redemptions of $12,150,000 at par value in fiscal 2009. Additionally, we received payments totaling $3,050,000 for partial redemptions at par value on three ARS holdings in the first six months of fiscal 2010. Subsequent to September 26, 2009, we received payments totaling $13,700,000 for full redemptions at par value of two ARS holdings.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans and sale of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities as required by authoritative guidance for stock compensation, and of repurchases of stock on the open market. Net cash provided by financing activities for the six months ended September 26, 2009 was $710,000 due to the proceeds from the exercise of stock options and stock purchases under the ESPP of $693,000 and excess tax benefit of $17,000 related to stock based compensation.

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

The following table summarizes our significant contractual cash obligations as of September 26, 2009, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years
Operating lease obligations (1)	$2,102	$1,203	$752	$129	$18
Purchase obligations	5,289	4,760	523	5	1
Total contractual cash obligations	$7,391	$5,963	$1,275	$134	$19

(1) We lease facilities under non-cancelable lease agreements expiring at various times through September 2012.  Rental expense net of sublease income for the three and six months ended September 26, 2009 amounted to $304,000 and $581,000, respectively, compared to $302,000 and $552,000 for the same periods of the prior fiscal year.

Effective April 1, 2007, we adopted the authoritative guidance for income taxes (see Note 7).  As of September 26, 2009, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables was $3,413,000. As of September 26, 2009, we have accrued $423,000 of interest and $416,000 of penalties associated with our uncertain tax positions. We did not include these obligations in the table above as we cannot determine the timing of cash payments that will be made associated with these uncertain tax positions.

Recent Accounting Pronouncements

In April 2009, FASB issued additional authoritative guidance for fair value measurement, which highlights and expands on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.  This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material effect on our Consolidated Financial Statements.

In May 2009, FASB issued authoritative guidance for Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the guidance is based on the same principles as those that currently exist in the auditing standards.  This guidance is effective for interim or annual periods ending after June 15, 2009.  The adoption of this guidance did not have a significant effect on our Consolidated Financial Statements.

In June 2009, FASB issued authoritative guidance for Transfers of Financial Assets, which identifies specific disclosure objectives (paragraph 16A), and explicitly states that these objectives apply regardless of whether this guidance requires specific disclosures. The specific disclosures required are minimum requirements and an entity may need to supplement the required disclosures specified in paragraph 17 depending on the facts and circumstances of a transfer, the nature of an entity’s continuing involvement with the transferred financial assets, and the effect of an entity’s continuing involvement on the transferor’s financial position, financial performance, and cash flows. Disclosures required by other GAAP for a particular form of continuing involvement shall be considered when determining whether the disclosure objectives of this guidance have been met.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (April 4, 2010 for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This guidance must be applied to transfers occurring on or after the effective date.  We are currently assessing the potential effect that the adoption of the guidance will have on our Consolidated Financial Statements, but do not expect it to have a material effect.

In June 2009, FASB issued authoritative guidance to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, among other changes.  It is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (April 4, 2010 for us), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the potential effect that the adoption of the guidance will have on our Consolidated Financial Statements, but do not expect it to have a material effect.

In June 2009, The FASB Codification became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal secureties laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted this change starting in our fiscal quarter ended September 26, 2009. The adoption of this guidance did not have any effect on our Consolidated Financial Statements.

In August 2009 authoritative accounting guidance was issued to reiterate that once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162.  In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative.  As a result, this guidance replaces Statement 162 to indicate this change to the GAAP hierarchy.  This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have any effect on our Consolidated Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of the investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio is primarily comprised of auction rate securities (“ARS”), municipal bonds, and money market funds.  During the three and six months ended September 26, 2009, investments and cash and cash equivalents generated interest income of $278,000 and $615,000 compared to $841,000 and $1,882,000 for the same periods of last fiscal year, respectively.  Based on the par value of our investment and cash and cash equivalent balance as of September 26, 2009, a one percentage point change in interest rates would cause change in our quarterly interest income by approximately $374,000.

As of September 26, 2009, we had no long-term debt outstanding.

ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we encountered with regard to our ARS beginning February, 2008, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We believe the declines in our ARS fair values due to the lack of liquidity are temporary. In the event we need to access the funds associated with failed auctions, they are not expected to be available until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying security has matured. As of September 26, 2009, our ARS had a total par value of $85,400,000 and contractual maturities between 16 and 32 years.

Due to the temporary impairment in value of our ARS, we recorded an unrealized loss of $3,066,000 to par value as of September 26, 2009, which decreased from $8,904,000 as of March 28, 2009, in part because of additional redemptions of our ARS at par value during the six months ended September 26, 2009.

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

If the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the US government fails to support its guaranty of its obligations, or the credit quality of these ARS declines, we may be required to further adjust the carrying value of these ARS and record other-than-temporary impairment charges in future periods, which could materially affect our financial condition. However, we expect that we will receive the principal associated with these ARS through one of the means described above. Based on our ARS holdings specifically as of September 26, 2009, a one percentage point change in interest rates would cause change in our quarterly interest income by approximately $214,000.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 26, 2009, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect such control.

.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of our Form 10-K for the fiscal year ended March 28, 2009, filed on June 9, 2009, which risk factors are hereby incorporated by reference

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s August 14, 2009, Annual Meeting of Shareholders, the Company’s shareholders re-elected the existing board of directors, approved the 2009 Equity Incentive Plan and ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal 2010. Of the 12,893,159 shares of common stock outstanding as of the record date of June 19, 2009, a total of 12,140,647 shares were voted in person or by proxy, representing 94% of the total votes entitled to be cast, constituting a majority and therefore more than a quorum of the outstanding shares entitled to vote. Votes were cast as follows:

1.    Election of Directors

	Vote For	Vote Against	Votes Withheld/ Abstentions	Broker Non-Vote

Henry C. Pao	12,002,019	0	138,628	0
Benedict C. K. Choy	11,886,974	0	253,673	0
W. Mark Loveless	11,362,096	0	778,551	0
Elliott Schlam	11,579,855	0	560,792	0
Milton Feng	11,580,095	0	560,552	0

2.    Proposal to approve the 2009 Equity Incentive Plan

Vote For	Vote Against	Abstentions	Broker Non-Votes
9,385,901	960,654	39,145	1,754,947

 3.    Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending April 3, 2010.

Vote For	Vote Against	Abstentions	Broker Non-Votes
12,098,681	3,946	38,020	0

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

Dated: November 4, 2009
By: /s/PHILLIP A. KAGEL
Phillip A. Kagel
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)