Form 10-Q
period 2009-12-26
SUPERTEX INC
filed 2010-02-04
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 26, 2009

or

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
Large accelerated filer [   ] Accelerated filer [ X ] Non-accelerated filer [   ] Smaller Reporting Company[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2010
Common Stock, no par value	12,936,384
Exhibit index is on Page 38
Total number of pages: 39

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Net sales	$16,735	$17,596	$46,165	$63,800
Cost of sales	8,717	8,076	23,616	28,240
Gross profit	8,018	9,520	22,549	35,560
Research and development	3,757	3,467	11,366	11,306
Selling, general and administrative	3,183	3,157	9,131	10,853
Total operating expenses	6,940	6,624	20,497	22,159
Income from operations	1,078	2,896	2,052	13,401
Interest income	223	881	838	2,763
Other income(expense), net	282	(1,025)	1,306	(1,218)
Income before provision for income taxes	1,583	2,752	4,196	14,946
(Benefit from) provision for income taxes	(391)	140	234	3,345
Net income	$1,974	$2,612	$3,962	$11,601

Net income per share
Basic	$0.15	$0.20	$0.31	$0.90
Diluted	$0.15	$0.20	$0.31	$0.90
Shares used in per share computation:
Basic	12,921	12,854	12,902	12,824
Diluted	13,005	12,925	12,985	12,923

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 26, 2009	March 28, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$5,503	$24,244
Short-term investments	74,925	33,294
Trade accounts receivable, net	9,544	8,115
Inventories, net	16,386	15,700
Prepaid expenses and other current assets	3,059	1,654
Prepaid income taxes	4,965	4,588
Deferred income taxes	7,625	7,625
Total current assets	122,007	95,220
Long-term investments	68,800	79,496
Property, plant and equipment, net	7,318	8,473
Other assets	384	389
Deferred income taxes	4,148	6,726
Total assets	$202,657	$190,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$3,391	$2,934
Accrued salaries and employee benefits	10,891	8,909
Other accrued liabilities	723	888
Deferred revenue	3,331	3,276
Income taxes payable	613	1,882
Total current liabilities	18,949	17,889
Income taxes payable, noncurrent	4,588	4,839
Total liabilities	23,537	22,728

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, no par value -- 10,000 shares authorized, none outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 12,934 shares and 12,872 shares	63,240	59,549
Accumulated other comprehensive loss	(1,603)	(5,494)
Retained earnings	117,483	113,521
Total shareholders' equity	179,120	167,576
Total liabilities and shareholders' equity	$202,657	$190,304

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	December 26, 2009	December 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,962	$11,601
Non-cash adjustments to net income:
Depreciation and amortization	2,016	2,479
Provision for doubtful accounts and sales returns	440	468
Provision for excess and obsolete inventories	3,076	1,890
Deferred income taxes	99	94
Stock-based compensation	2,529	2,039
Tax benefit related to stock-based compensation plans	110	203
Excess tax benefit related to stock-based compensation	(25)	(57)
Unrealized (gain) loss from short-term investments, categorized as trading	(1,359)	1,273
Loss on disposal of property, plant and equipment	5	-
Changes in operating assets and liabilities:
Trade accounts receivable	(1,889)	3,031
Inventories	(3,762)	(2,215)
Prepaid expenses and other assets	(1,380)	2,352
Prepaid income taxes	(377)	-
Trade accounts payable and accrued expenses	2,247	(2,590)
Deferred revenue	55	429
Income taxes payable	(1,520)	221
Net cash provided by operating activities	4,227	21,218
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(839)	(1,803)
Purchases of investments	(72,369)	(540)
Sales of investments	9,278	164
Maturities of investments	39,885	12,150
Net cash (used in) provided by investing activities	(24,045)	9,971
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	1,052	1,607
Excess tax benefit related to stock-based compensation	25	57
Net cash provided by financing activities	1,077	1,664
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,741)	32,853

CASH AND CASH EQUIVALENTS:
Beginning of period	24,244	17,902
End of period	$5,503	$50,755

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$2,552	$1,941

Supplemental disclosure of non-cash activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$27	$2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to state fairly the statements of financial position as of December 26, 2009 and March 28, 2009, results of operations for the three and nine months ended December 26, 2009 and December 27, 2008, and cash flows for the nine months ended December 26, 2009 and December 27, 2008.  The March 28, 2009 balance sheet was derived from the audited financial statements included in the fiscal 2009 Annual Report on Form 10-K, but does not include all disclosures required by GAAP in the United States of America.  All significant intercompany transactions and balances have been eliminated.

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

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and nine months ended December 26, 2009 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2010 will be a 53-week year.  The three months ended December 26, 2009 and December 27, 2008, both consist of thirteen weeks.

The Company has performed an evaluation of subsequent events through February 4, 2010, which is the date the financial statements were issued.

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

In June 2009, FASB issued authoritative guidance for transfers of financial assets, which identifies specific disclosure objectives, and explicitly states that these objectives apply regardless of whether this guidance requires specific disclosures. The specific disclosures required are minimum requirements and an entity may need to supplement the required disclosures depending on the facts and circumstances of a transfer, the nature of an entity’s continuing involvement with the transferred financial assets, and the effect of an entity’s continuing involvement on the transferor’s financial position, financial performance, and cash flows. Disclosures required by other GAAP for a particular form of continuing involvement shall be considered when determining whether the disclosure objectives of this guidance have been met.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (April 4, 2010 for the Company), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. This guidance must be applied to transfers occurring on or after the effective date.  The Company is currently assessing the potential effect that the adoption of the guidance will have on its Consolidated Financial Statements, but does not expect it to have a material effect.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

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

Included in the Company’s long-term investments are auction rate securities (“ARS”), which are collateralized by student loans. Due to the lack of availability of observable market quotes for the Company’s investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods, and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including but not limited to a liquidity discount from 125 to 150 basis points per year for the current ARS market, and the timing of recovery of the ARS market from two to five years. The estimated fair value of the Company’s ARS ranges from $68,200,000 to $70,400,000. The Company believes this estimated range of fair values of its ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behavior, and public policy implications associated with the student loan based ARS market. The Company concluded that the fair value of its ARS was $68,800,000 as of December 26, 2009 net of a temporary impairment of $2,650,000 to par value.

The Company also considered the quality, amount of collateral, and US government guarantee for the ARS and looked to other marketplace transactions and information received from other third party brokers in order to assess whether the fair value based on the discounted cash flow model was reasonable. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may affect the Company’s valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength, and quality of market credit and liquidity. Significant inputs to the investment valuations are unobservable in the active markets and therefore the Company’s ARS are classified as Level 3 in the hierarchy.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 26, 2009 and March 28, 2009, excluding accrued interest (in thousands):

	December 26, 2009
	Level 1	Level 2		Level 3	Total
Assets:
Money market funds	$-	$2,362	(1)	$-	$2,362
Municipal bonds		65,931			65,931
US treasury bonds		1,864			1,864
Equity mutual funds related to non-qualified deferred compensation plan	7,130	-		-	7,130
Long-term investments in ARS	-	-		68,800	68,800
Total assets at fair value	$7,130	$70,157		$68,800	$146,087
Liabilities:
Obligation related to non-qualified deferred compensation plan	$7,130	$-		$-	$7,130

	March 28, 2009
	Level 1	Level 2		Level 3	Total
Assets:
Money market funds	$-	$18,382	(1)	$-	$18,382
Municipal bonds		21,077	(2)		21,077
Variable rate demand notes		1,000			1,000
Corporate bonds		6,557	(3)		6,557
Commercial paper		992			992
Equity mutual funds related to non-qualified deferred compensation plan	5,513	-		-	5,513
Short-term investments in ARS	-	50		-	50
Long-term investments in ARS	-	-		79,496	79,496
Total assets at fair value	$5,513	$48,058		$79,496	$133,067

Liabilities:
Obligation related to non-qualified deferred compensation plan	$5,513	$-		$-	$5,513

_________________________
(1)  All of the money market funds were classified as cash equivalents as of December 26, 2009 and March 28, 2009.
(2)  Included in municipal bonds was $1,635,000, which was classified as a cash equivalent as of March 28, 2009.
(3) Included in corporate bonds was $260,000, which was classified as a cash equivalent as of March 28, 2009.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The following table summarizes the change in fair value of the Company’s level 3 assets (in thousands):

Fair value measurements of assets using level 3 inputs	Long-term investments in ARS
Beginning balance at March 28, 2009	$79,496
Redemption of investments in ARS	(3,000)
Unrealized gain recorded in "Accumulated other comprehensive loss"	3,607
Ending balance at June 27, 2009	80,103
Reclassification from level 3 to level 2 assets	(13,700)
Unrealized gain recorded in "Accumulated other comprehensive loss"	2,231
Ending balance at September 26, 2009	68,634
Redemption of investments in ARS	(250)
Unrealized gain recorded in "Accumulated other comprehensive loss"	416
Ending balance at December 26, 2009	$68,800

During the nine months ended December 26, 2009, the Company received redemptions at par value of $16,950,000 relating to ARS classified as level 3 assets and $50,000 relating to ARS classified as level 2 assets as of March 28, 2009.  See Note 3 for discussion of the Company’s ARS.

Note 3 – Cash and Cash Equivalents and Investments

The Company’s cash equivalents consist primarily of investments in money market funds, municipal bonds and corporate bonds as follows (in thousands):

	December 26, 2009	March 28, 2009
Cash	$3,141	$3,967
Cash equivalents:
Money market funds	2,362	18,382
Municipal bonds	-	1,635
Corporate bonds	-	260
Total cash and cash equivalents	$5,503	$24,244

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The Company’s portfolio of short-term and long-term investments is as follows (in thousands):

	December 26, 2009				March 28, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value

Short-term investments:
Trading securities	$7,130	$-	$-	$7,130	$5,513	$-	$-	$5,513
Available-for-sale securities:
ARS	-	-	-	-	50	-	-	50
Municipal bonds	65,904	40	(13)	65,931	19,438	4	-	19,442
Treasury bonds	1,865		(1)	1,864	-	-	-	-
Variable rate demand notes	-	-	-	-	1,000	-	-	1,000
Corporate bonds	-	-	-	-	6,393	-	(96)	6,297
Commercial paper	-	-	-	-	990	2	-	992
Total short-term investments	$74,899	$40	$(14)	$74,925	$33,384	$6	$(96)	$33,294
Long-term investments:
Available-for-sale ARS	$71,450	$-	$(2,650)	$68,800	$88,400	$-	$(8,904)	$79,496

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

 The Company’s short-term and long-term investments by contractual maturity are as follows (in thousands):

	December 26, 2009		March 28, 2009
Short-term investments:
Trading securities:
Due in one year or less	$7,130		$5,513
Available-for-sale securities:
Due in one year or less	67,795		26,731
Due after ten years	-		1,050
Total short-term investments	$74,925		$33,294

Long-term investments:
Available-for-sale securities at amortized cost:
Due after ten years	$68,800	(1)	$79,496
Total long-term investments	$68,800		$79,496
___________________________________
(1)  Subsequent to December 26, 2009, the Company received $2,250,000 on a redemption of an ARS at par value.

Short-term investments classified as trading securities consisted entirely of investments in mutual funds held by the Company’s Non-Qualified Deferred Compensation Plan (“NQDCP”). Unrealized gains on trading securities were $328,000 and $1,359,000 for the three and nine months ended December 26, 2009, compared to losses of $1,069,000 and $1,273,000, respectively, for the same periods of the prior fiscal year.

The Company’s available-for-sale portfolio as of December 26, 2009 is composed of ARS, municipal and US treasury bonds. These securities are reported at fair value in accordance with the authoritative guidance for accounting for investments in debt and equity securities.

During the three months ended December 26, 2009, the Company disposed of municipal bonds totaling $3,435,000, approximately at par value. For the nine months ended December 26, 2009, the Company disposed of municipal bonds and corporate bonds totaling $5,631,000 and $3,613,000, respectively, approximately at par value. The net realized gains from these transactions were not material.

The ARS are investments with contractual maturities between 15 and 31 years. They are in the form of auction rate bonds whose interest rates had historically been reset every seven to thirty-five days through an auction process. At the end of each reset period, investors could sell or continue to hold the securities at par. These ARS held by the Company are backed by pools of student loans and are primarily guaranteed by the United States Department of Education. In addition, all the ARS held by the Company are rated by the major independent rating agencies as either AAA or Aaa.

ARS with a par value of $71,450,000 were classified as non-current assets and were presented as long-term investments on the Company’s balance sheet as of December 26, 2009.

The Company has concluded that the decline in fair value of the ARS investments, as of December 26, 2009, is considered to be temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	recently, some ARS were redeemed at par value;

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the US Department of Education;

•	there have been no defaults on the ARS held by the Company as of December 26, 2009;

•	their AAA or Aaa credit ratings have not been reduced as of December 26, 2009;

•	the Company has no intention to sell the securities below par value and it is more likely than not that the Company will not be required to sell the securities until their value returns to par; and

•
the Company received partial redemptions of $12,150,000 at par value in fiscal 2009. Additionally, the Company received payments totaling $17,000,000 for redemptions at par value on four ARS holdings, two of which were fully redeemed in the first nine months of fiscal 2010. Subsequent to December 26, 2009, the Company received an additional payment of $2,250,000 for partial redemption at par value of one ARS holding. This amount was not reclassified to short term investments as of December 26, 2009.

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

Inventories consist of (in thousands):

	December 26, 2009	March 28, 2009
Raw materials	$1,322	$1,128
Work-in-process	10,474	10,449
Finished goods	2,747	2,470
Finished goods at distributors and on consignment	1,843	1,653
Total Inventories	$16,386	$15,700

The Company wrote down inventory totaling $379,000 and $3,076,000 for the three and nine months ended December 26, 2009, compared to $1,044,000 and $1,890,000 for the same periods of the prior fiscal year, respectively. The Company sold previously written-down inventory of $435,000 and $1,084,000 for the three and nine months ended December 26, 2009, respectively. For the same periods of the prior fiscal year, such sales were $443,000 and $1,125,000, respectively.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 5 - Comprehensive Income

Components of the Company’s comprehensive income for the three and nine months ended December 26, 2009 and December 27, 2008 are as follows (in thousands):

		Three Months Ended		Nine Months Ended
		December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Net income		$1,974	$2,612	$3,962	$11,601
Unrealized gain (loss) on available-for-sale investments	(1)	250	(365)	3,891	(1,696)
Comprehensive income		$2,224	$2,247	$7,853	$9,905

(1)
For the three and nine months ended December 26, 2009, the unrealized gains of $250,000 and $3,891,000 were net of deferred income taxes of $161,000 and $2,479,000, respectively. For the three and nine months ended December 27, 2008, the unrealized losses of $365,000 and $1,696,000 were net of deferred income taxes of $1,579,000 and $2,098,000, respectively.

As of December 26, 2009, the total unrealized loss on available-for-sale investments amounted to $2,624,000, which was recorded in accumulated other comprehensive loss, net of tax of $1,021,000.

Note 6 - Stock-Based Compensation

The employee stock-based compensation expense for the three and nine months ended December 26, 2009 were $874,000 and $2,529,000, respectively, compared to $695,000 and $2,039,000 for the same periods in fiscal 2009.

During the three and nine months ended December 26, 2009, the Company granted options with an estimated total grant date fair value of $107,000 and $576,000, respectively. For the same periods last fiscal year, the Company granted options with an estimated grant date fair value of $3,469,000 and $6,253,000, respectively. As of December 26, 2009, the unrecorded stock-based compensation related to stock options was $8,096,000 (net of estimated forfeitures) and will be recognized over an estimated weighted average amortization period of approximately 2.1 years.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Under the 2009 Plan, the total number of shares of our common stock reserved for issuance  consists of 1,000,000 shares plus (1) the 159,509 shares which remain authorized for issuance under the 2001 Plan but which were not subject to outstanding stock awards as of August 14, 2009, and (2) the 1,440,400 shares subject to stock awards outstanding under the 2001 Plan as of August 14, 2009, that terminate prior to exercise and would otherwise be returned to the share reserves under the 2001 Plan, with the total shares in addition to the 1,000,000 shares being up to a maximum of 1,599,909 shares. The 2009 Plan allows the Company to continue its prior option practices under the 2001 Plan to grant non-statutory options to key employees with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The Company’s options typically have a term of ten years and vest over five years, 20% on the date one year after their vesting start date and 20% at the end of each of the following four years. The 2009 Plan provides the Company with flexibility in designing equity incentives, including restricted stock awards, stock appreciation rights, restricted stock unit awards, performance stock awards, and performance cash awards.

The following table summarizes the activities under the 2001 and 2009 Plans for the nine months ended December 26, 2009:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, March 28, 2009	160,109	1,467,835	$26.94
Authorized	1,000,000	-	-
Granted	(49,300)	49,300	25.30
Exercised	-	(56,285)	15.96
Canceled	4,400	(4,400)	29.23
Balance, December 26, 2009	1,115,209	1,456,450	$27.31

The weighted average fair value of options, as determined under authoritative guidance for stock compensation, granted under the 2001 and 2009 Plans during the three and nine months ended December 26, 2009 was $10.41 and $11.69 per share, respectively, compared to $11.54 and $11.95 per share during the same periods last fiscal year.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the three and nine months ended December 26, 2009 was $179,000 and $582,000, respectively.  During the three and nine months ended December 26, 2009, the amounts of cash received from employees as a result of employee stock option exercises were $278,000 and $898,000, respectively.

The options outstanding and exercisable at December 26, 2009, under the 2001 and 2009 Plans are in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$14.74	-	$14.99	1,800	0.18	$14.74	1,800	$14.74
15.00	-	19.99	207,010	1.46	17.27	197,170	17.24
20.00	-	24.99	443,300	8.61	21.00	87,120	21.06
25.00	-	29.99	265,580	8.29	27.01	62,200	27.58
30.00	-	34.99	270,260	4.88	33.76	128,545	33.75
35.00	-	39.99	104,300	7.50	35.84	45,720	35.83
40.00	-	44.99	146,200	3.86	40.90	71,440	40.88
45.00	-	46.92	18,000	3.93	46.92	10,800	46.92
$14.74	-	$46.92	1,456,450	6.22	$27.31	604,795	$27.08

The total intrinsic value of options outstanding and options exercisable as of December 26, 2009 was $6,272,000 and $3,016,000, respectively.

2000 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. For the three months ended December 26, 2009 and December 27, 2008, the amounts of cash received from employees as a result of ESPP purchases were $82,000 and $84,000, respectively. For the nine months ended December 26, 2009 and December 27, 2008, the amounts of cash received from employees as a result of ESPP purchases were $154,000 and $167,000, respectively.

Note 7 – Income Taxes

The income tax benefit for the three months ended December 26, 2009 was $391,000 on income before tax of $1,583,000 at the effective tax benefit rate of 25% compared to a provision for income taxes of $140,000 on income before tax of $2,752,000 at the effective tax rate of 5% for the same period of the prior fiscal year. The provision for income taxes for the nine months ended December 26, 2009 was $234,000 on income before tax of $4,196,000 at the effective tax rate of 6%, compared to $3,345,000 on income before tax of $14,946,000 at the effective tax rate of 22% for the same period last fiscal year. The year-over-year decreases in the estimated effective tax rate for the three and nine month periods were primarily due to R&D tax credits and shifts of income among jurisdictions with different tax rates. The income tax benefit of $391,000 for the three months ended December 26, 2009 was primarily due to an expiration of a statute of limitation on an uncertain tax position and R&D tax credits.

The income tax provision for such interim periods reflects the Company’s computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effects of foreign rate differentials, non-deductible stock-based compensation expense, tax exempt interest income, research and development tax credits, tax contingencies, and the domestic production activities deduction.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

During the nine months ended December 26, 2009, the liability for uncertain income tax positions excluding accrued interest and penalties decreased from $4,219,000 to $4,073,000. This decrease was primarily due to an expiration of statute of limitations on an uncertain tax position, partially offset by current period recurring accruals of uncertain tax positions. Of the total $4,073,000 of unrecognized tax benefits, $3,154,000 represents the amount that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. On December 26, 2009, the Company had approximately $361,000 accrued for estimated interest and $398,000 for estimated penalties related to uncertain tax positions. For the nine months ended December 26, 2009, the Company recorded estimated interest of $117,000 and estimated penalties of $5,000.

Included in the balance of unrecognized income tax benefits, including accrued interest and accrued penalties on December 26, 2009 was approximately $295,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

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

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
BASIC:
Net income	$1,974	$2,612	$3,962	$11,601
Weighted average shares outstanding for the period	12,921	12,854	12,902	12,824
Net income per share	$0.15	$0.20	$0.31	$0.90

DILUTED:
Net income	$1,974	$2,612	$3,962	$11,601
Weighted average shares outstanding for the period	12,921	12,854	12,902	12,824
Effect of dilutive securities: stock options and ESPP	84	71	83	99
Total	13,005	12,925	12,985	12,923
Net income per share	$0.15	$0.20	$0.31	$0.90

Options to purchase 1,189,783 shares of the Company’s common stock at an average price of $29.35 per share, and 1,167,782 shares at an average price of $29.43 per share for the three and nine months ended December 26, 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the three and nine months ended December 27, 2008, options to purchase 972,964 shares of the Company’s common stock at an average price of $33.99 per share, and 839,816 shares at an average price of $33.33 per share, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 9 – Commitments and Contingencies

Indemnification

As is customary in the Company’s industry, the Company has agreed to defend certain customers, distributors, suppliers, and subcontractors against certain claims which third parties may assert that its products allegedly infringe on certain of their intellectual property rights, including patents, trademarks, trade secrets, or copyrights.  The Company has agreed to pay certain amounts of any resulting damage awards and typically has the option to replace any infringing product with non-infringing product.  The terms of these indemnification obligations are generally perpetual from the effective date of the agreement.  In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims.  The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements.  To date, the Company has not paid any damage awards nor has it been required to defend any claims related to its indemnification obligations, and accordingly, it has not accrued any amounts for indemnification obligations.  However, there can be no assurance that the Company will not have any financial exposure under those indemnification obligations in the future.

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

Product Return Reserve

The Company’s standard policy is to accept the return of defective parts for credit from non-distributor customers for a period of 90 days from date of shipment. This period may be extended in certain cases. The Company records estimated product returns as a reduction to revenue in the same period as the related revenues are recorded. These estimates are based on historical experience, analysis of outstanding returned material authorizations and allowance authorization data.

For sales through distributors, the Company's policy is to replace under warranty defective products at its own expense for a period of 90 days from date of shipment. This period may be extended in certain cases. This liability is limited to replacement of the product along with freight and delivery costs. In certain cases, the Company may pay for rework.

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses. The warranty reserve as of December 26, 2009 was $79,000. Such amount was immaterial as of December 27, 2008.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The reductions to revenue for estimated product returns for the three and nine months ended December 26, 2009 and December 27, 2008 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other(2)	Balance at End of Period
Three months ended December 26, 2009
Allowance for sales returns	$245	$209	$(161)	$293

Three months ended December 27, 2008
Allowance for sales returns	$403	$195	$(193)	$405

Nine months ended December 26, 2009
Allowance for sales returns	$266	$394	$(367)	$293

Nine months ended December 27, 2008
Allowance for sales returns	$483	$563	$(641)	$405
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

Operating Lease Obligations

The Company’s future minimum lease payments under non-cancelable operating leases as of December 26, 2009 are as follows (in thousands):

Payment Due by Year	Operating Lease
Less than 1 year	$1,197
2 years	493
3 years	114
$1,804

The Company leases facilities under non-cancelable lease agreements expiring at various times through September 2012.  Rental expense net of sublease income for the three and nine months ended December 26, 2009 amounted to $306,000 and $887,000, respectively, compared to $307,000 and $859,000 for the same periods of last fiscal year.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 10 – Common Stock Repurchase

There were no shares repurchased during the three and nine months ended December 26, 2009 or December 27, 2008.

Since the inception of its repurchase program in 1992 through December 26, 2009, the Company has repurchased a total of 2,344,000 shares of common stock for an aggregate cost of $36,551,000.  Upon their repurchase, shares are restored to the status of authorized but un-issued shares.  As of December 26, 2009, a total of 556,000 shares remained authorized for repurchase under the program.

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

The Company's principal markets are in Asia, the United States, and Europe.  Below is a summary of sales by major geographic area for the three and nine months ended December 26, 2009 and December 27, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
China	$5,801	$4,195	$15,227	$13,907
United States	4,687	7,105	14,897	23,019
Asia (excluding China)	4,599	4,457	11,523	17,865
Europe	1,556	1,557	4,328	8,296
Other	92	282	190	713
Net Sales	$16,735	$17,596	$46,165	$63,800

Net property, plant and equipment by country as of December 26, 2009 and March 28, 2009 are as follows (in thousands):

	December 26, 2009	March 28, 2009
United States	$6,105	$6,952
Hong Kong	1,213	1,521
Property, plant and equipment, net	$7,318	$8,473

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

For both the three and nine months ended December 26, 2009, a major consumer electronic company accounted for approximately 17% of net sales.

For both the three and nine months ended December 27, 2008, a major medical instrumentation company accounted for approximately 14% of net sales.

Nearly all of the sales to the medical instrumentation company were through distributors and contract manufacturers. There were no other customers that the Company believes accounted for more than 10% of the Company’s net sales for the three or nine months ended December 26, 2009 or December 27, 2008.

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

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates " and variations of these words and similar expressions are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that sales of our medical proprietary products and medical customer processing services will increase in our fourth fiscal quarter; (2) our expectation that the overall global demand for medical ultrasound machines will pick up againand that we will continue to be a major player in this business; (3) our belief that sales of LED driver ICs for the LED TVs will continue to ramp in the fourth quarter of fiscal 2010 as LED BLU prices continue to decline and industry projections for LED TVs indicate that the number of LED TVs sold in Calendar 2010 is expected to at least double that of 2009; (4) our expectation that sales of our LED driver ICs for general lighting applications will continue to grow in the fourth fiscal quarter; (5) our belief that sales of our printer driver ICs will increase in the fourth fiscal quarter compared to the prior quarter, however sales of EL inverter ICs are expected to be lower sequentially; (6) our belief that R&D expenses as a percentage of net sales may fluctuate from quarter to quarter; (7) our expectation that we will spend approximately $1,200,000 for capital acquisitions in fiscal 2010 of which we have spent $839,000 during the first three quarters; (8) our belief that we have substantial production capacity in place to handle our projected business in fiscal 2010; (9) our belief that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months; (10) our belief that the credit quality of the ARS we hold is high and our expectation that we will receive the full principal associated with these auction-rate securities; (11) our belief that the auction failures will not materially impact our ability to fund our working capital needs; (12) our belief that the estimated range of fair values of our ARS is appropriate; (13) our belief that the declines in our ARS fair values due to the lack of liquidity are temporary; (14) our belief that our exposure to foreign currency risk is relatively small; and (15) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows.

These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties include material adverse changes in the demand for our customer’s products in which the Company’s products are used; that competition to supply semiconductor devices in the markets in which the Company competes increases and causes price erosion; that demand does not materialize and increase for recently released customer products incorporating the Company’s products; that we have delays in developing and releasing into production our planned new products; that there could be unexpected manufacturing issues as production ramps up; that the demand for the Company’s products or results of its product development changes such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; that some of the Company’s equipment will be unexpectedly damaged or become obsolete, thereby requiring replacement; and that the credit crisis will not further affect our auction rate securities; as well as those described in "Factors Which May Affect Operating Results" under Item 1A of Part I , “Risk Factors” in the Company’s  annual report of Form 10-K for the fiscal year ended March 28, 2009.  The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.  Accordingly, the readers are cautioned not to place undue reliance on such statements, The Company undertakes no obligation to update any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

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

Results of Operations

Net Sales

We operate in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal ICs and specialty metal-oxide-field-effect-transistors (“MOSFETs”). We have a broad customer base, which in some cases manufacture electronic end products and equipment spanning multiple markets. As such, the assignment of revenue to the markets described in the Overview above requires the use of estimates, judgment, and extrapolation. Actual results may differ slightly from those reported here.

Net sales for the three and nine months ended December 26, 2009 were $16,735,000 and $46,165,000, respectively, a 5% and 28% decrease compared to $17,596,000 and $63,800,000 for the same periods of the prior fiscal year. The year-over-year quarterly decrease resulted primarily from a delay in the recovery from the global recession for medical ultrasound products, a reduction in demand for our custom processing services, and reduced shipments of a driver for automatic test equipment, partially offset by a significant increase in shipments of our high voltage LED driver ICs for backlighting a new line of LCD TVs with LED backlights (“LED TVs”) which have ramped up volume production during the past several quarters at a tier-one OEM and with a new product launch at a tier-2 OEM. Additionally, sales increased due to increased shipments of our EL inverter ICs to a hand-set OEM for a new family of products. On a year-to-date basis, sales declined due to the current weak global economy affecting nearly all of our markets and shifts in demand from our customers. For example, one of our largest customers of EL inverter ICs for cell phones lost market share; also lower demand from our customer for our driver ICs for a military radio application reduced our telecom shipments; and a general decline in the expansion of optical telecom network infrastructure also reduced telecom shipments. These decreases were partially offset by increases in sales of our LED driver ICs for backlighting LED TVs and for general lighting.

Net sales increased 5% from $15,875,000 when compared to the quarter ended September 26, 2009, primarily due to sales to the cell phone handset customer for its new family of products, increased sales of our LED driver ICs for backlighting LED TVs, and a strengthening of the overall economy. This was partially offset by a decrease in demand for our custom processing services.

The table below shows our estimate of the breakdown of net sales to customers by end market for the three and nine months ended December 26, 2009 and December 27, 2008, and three months ended September 26, 2009, as well as year-over-year and sequential percentage changes (in thousands except percentages):

	Three Months Ended					Nine Months Ended
Net Sales	December 26, 2009	September 26, 2009	December 27, 2008	Sequential Change	Year-Over-Year Change	December 26, 2009	December 27, 2008	Year-Over-Year Change
Medical Electronics	$4,868	$6,272	$7,527	-22%	-35%	$16,521	$26,967	-39%
LED Lighting	4,413	3,897	906	13%	387%	11,186	2,996	273%
Imaging	4,044	2,670	4,649	51%	-13%	9,352	17,470	-46%
Industrial/Other	2,007	1,962	3,299	2%	-39%	5,609	10,386	-46%
Telecom	1,403	1,074	1,215	31%	15%	3,497	5,981	-42%
Net Sales	$16,735	$15,875	$17,596	5%	-5%	$46,165	$63,800	-28%

	Three Months Ended			Nine Months Ended
Net Sales	December 26, 2009	September 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Medical Electronics	29%	40%	43%	36%	42%
LED Lighting	27%	24%	5%	24%	5%
Imaging	24%	17%	26%	20%	28%
Industrial/Other	12%	12%	19%	12%	16%
Telecom	8%	7%	7%	8%	9%
Net Sales	100%	100%	100%	100%	100%

Our medical electronics product family accounted for the largest sales of all of our five focus markets for the three and nine months ended December 26, 2009 and December 27, 2008, and for the three months ended September 26, 2009. Sales to the medical electronics market for the three and nine months ended December 26, 2009 were $4,868,000 and $16,521,000, respectively, which were 35% and 39% lower than the same periods of the prior fiscal year due to reduced demand for our analog switches and high voltage pulser circuits and chipsets, as demand for our customers’ products also declined resulting from the weak global economy. Sequentially, sales decreased 22%, resulting primarily from lower custom processing services demand. We expect sales to increase in our fourth fiscal quarter for both proprietary products and custom processing services.

In recent years, the overall ultrasound market has been shifting from big console systems to transportable and hand-carried ultrasound units, which has driven the ultrasound market growth along with product upgrades for console machines or stationary systems.  Because of space and power constraints, there are more requirements for integration, and with our high voltage IC technology we have been among the most qualified to support these requirements. Geographically, the market is expanding very rapidly in China, India and many African countries.  Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and manufacturers of medical ultrasound machines to whom we have sold our products successfully, such as GE, Philips, and Siemens.  Companies in those regions continue to grow and develop new machines. Today we see significant opportunities with medical ultrasound machine companies in China and South Korea. This market began to grow for us in fiscal 2007 and continued in fiscal 2008. The global economic slow down which began in late fiscal 2009 and carried through most of fiscal 2010 negatively impacted sales of capital equipment, including medical ultrasound machines. Our sales in China increased in fiscal 2010 over fiscal 2009 because of the domestic stimulus plan put in place by the Chinese government targeted towards key sectors to build up their healthcare infrastructure. As the global economy improves and capital lending eases up, we expect the overall global demand for medical ultrasound machines will pick up again. We are expanding our product development activities and product offerings, not only in the transmit side but also in the receive side of the machine, to capitalize on these exciting market growth opportunities.  Through the introduction of our new integrated solutions along with our discrete building block product offerings, we believe we will continue to be a major player in this business.

Sales of LED driver ICs for lighting and backlighting were $4,413,000 for the three months ended December 26, 2009, compared to $906,000 for the same period last year and $3,897,000 for the prior quarter. For the nine months ended December 26, 2009, sales to the LED lighting and backlighting market were $11,186,000 compared to $2,996,000 for the same period of the last fiscal year.   The year-over-year quarterly and year-to-date increases in sales were due primarily to significantly increased shipments of our high voltage LED driver ICs for backlighting LED TVs which have ramped up volume production during the past several quarters at a tier-one OEM and sales also increased in the third fiscal quarter resulting from a new product launch at a tier-two OEM. Additionally, general lighting applications increased for both periods. Third fiscal quarter sales increased sequentially by $516,000 due to increased shipments of LED driver ICs for backlighting LED TVs.

We expect that sales of LED driver ICs for LED TVs will continue to ramp in the fourth fiscal quarter of 2010 as LED BLU prices continue to decline and at the same time LED BLUs offer far superior and compelling features versus CCFL backlighting such as: contrast ratio, light weight, thin form factor, and very low power consumption. Industry projections for LED TVs indicate that the number of LED TVs sold in calendar 2010 is expected to at least double that of 2009. We also expect that sales of our LED driver ICs for general lighting applications will continue to grow in the fourth fiscal quarter.

In our offerings for the imaging market, which consist of EL inverter ICs, commercial printing ICs and custom processing services, sales for the three and nine months ended December 26, 2009 were $4,044,000 and $9,352,000, decreases of 13% and 46%, respectively, when compared to the same periods in the last fiscal year.  These sales decreases were due to reduced demand for our customers’ products and the weak overall economy. This was partially offset by increased shipments of our EL inverter ICs to a hand-set OEM for a new family of products, which along with increased sales of our commercial printing and display ICs, as well as increased custom processing services, accounted for the third fiscal quarter sequential sales increase of $1,374,000. We expect sales of our printer driver ICs to increase in the fourth fiscal quarter compared to the prior quarter; however our current outlook for EL inverter ICs is lower sequentially.

Sales in the industrial and other markets for the three and nine months ended December 26, 2009 were $2,007,000 and $5,609,000, decreases of 39% and 46%, respectively, when compared to the same periods a year ago. The year-over-year decreases were due to decreased sales of driver ICs for automatic test equipment which was seriously affected by the global recession and due to reduced custom processing services demand. Sequentially sales in the industrial and other markets in the third fiscal quarter were relatively flat, increased 2% sequentially from $1,962,000.

Sales to the telecom market for the three months ended December 26, 2009 were $1,403,000, an increase of 15%, compared to the same period of the prior fiscal year, and increased 31% sequentially. The year-over-year and sequential increases were due to increased shipments of high voltage MEMS driver ICs for optical-to-optical switching applications. For the nine months ended December 26, 2009, sales to the telecom market of $3,497,000 decreased 42% compared to the same period of the last fiscal year. This decrease was due to lower shipments of driver ICs for a military radio application and reduced demand for high voltage MEMS driver ICs for optical-to-optical switching applications.

Our current growth strategy relies on our ability to continuously and successfully introduce and market new innovative products that meet our customers’ requirements.

Our principal markets are in Asia, the U.S., and Europe.  Sales by geographic regions as well as year-over-year and sequential percentage changes were as follows, where international sales include sales to U.S. based customers if the products are delivered to their contract manufacturers outside the U.S. (in thousands except percentages):

	Three Months Ended					Nine Months Ended
Net Sales	December 26, 2009	September 26, 2009	December 27, 2008	Sequential Change	Year-Over-Year Change	December 26, 2009	December 27, 2008	Year-Over-Year Change
China	$5,801	$5,331	$4,195	9%	38%	$15,227	$13,907	9%
United States	4,687	5,077	7,105	-8%	-34%	14,897	23,019	-35%
Asia (excluding China)	4,599	3,839	4,457	20%	3%	11,523	17,865	-35%
Europe	1,556	1,595	1,557	-2%	-0%	4,328	8,296	-48%
Other	92	33	282	179%	-67%	190	713	-73%
Net Sales	$16,735	$15,875	$17,596	5%	-5%	$46,165	$63,800	-28%

International Sales	$12,048	$10,798	$10,491	12%	15%	$31,268	$40,781	-23%
Domestic Sales	4,687	5,077	7,105	-8%	-34%	14,897	23,019	-35%
Net Sales	$16,735	$15,875	$17,596	5%	-5%	$46,165	$63,800	-28%

Net sales to international customers for the three and nine months ended December 26, 2009 were $12,048,000 or 72% of net sales, and $31,268,000 or 68% of net sales, as compared to $10,491,000 or 60% of net sales, and $40,781,000 or 64% of net sales, respectively, for the same periods of the prior fiscal year and 10,798,000 or 68% for the three months ended September 26, 2009. Sales to international customers for the three months ended December 26, 2009 compared to the same period last year increased 15% primarily due to higher shipments of our drivers for LED lighting and backlighting products. For the nine month period, sales declined 23% due to the weak global economy and reduced demand for EL inverter ICs due to weak sales of our major OEM’s products, partially offset by higher shipments of our drivers for LED lighting and backlighting products. The increase in sequential international sales of 12% resulted from higher shipments of our driver for LED lighting and backlighting products and sales to a cell phone handset customer for a new family of products.

Net sales to domestic customers for the three and nine months ended December 26, 2009 decreased 34% and 35%, respectively, compared to the same periods of the prior fiscal year. The year-over-year quarterly decline is primarily due to reduced demand for our custom processing services. The year-over-year nine month decrease in domestic sales was primarily due to a reduction in demand for driver ICs for a military radio application, reduced shipments of our MEMS driver ICs, and lower custom processing services. Compared to the prior quarter, net sales to domestic customers for the quarter ended December 26, 2009 were 8% lower due to reduced demand for our custom processing services.

Our assets are primarily located in the United States and Hong Kong.

Cost of Sales and Gross Profit

Gross profit represents net sales less cost of sales.  Cost of sales includes the cost of raw silicon wafers; the costs associated with assembly, packaging, test, quality assurance and product yields; the cost of personnel, facilities and depreciation on equipment for manufacturing and its support; and charges for excess or obsolete inventory.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 26, 2009	September 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Gross Margin Percentage	48%	47%	54%	49%	56%

Included in Gross Margin Percentage Above

Gross Margin Benefit from Cost of Previously Written Down Inventory Sold	$435	$362	$443	$1,084	$1,125

Percentage of Net Sales	3%	2%	3%	2%	2%

Gross profit for the three and nine months ended December 26, 2009 was $8,018,000 and $22,549,000, respectively compared to $9,520,000 and $35,560,000 for the same periods of fiscal 2009. The year-over-year decrease for the three month period in gross profit was primarily attributable to decreased sales, lower wafer fab capacity utilization, unfavorable product mix, and reduced average selling prices on certain products. The year-over-year decrease for the nine month period was primarily due to decreased sales, lower wafer fab capacity utilization, unfavorable product mix, higher inventory reserves, and reduced average selling prices on certain products. Gross profit for the three months ended December 26, 2009, increased $617,000 compared to the prior quarter due to higher sales and a decrease in charges for inventory excess and obsolescence.

As a percentage of net sales, gross margin was 48% and 49% for the three and nine months ended December 26, 2009 compared to 54% and 56%, respectively, for the same periods of the prior fiscal year.  The year-over-year quarterly decrease in gross margin was primarily attributable to reduced wafer fab capacity utilization, unfavorable product mix, and reduced average selling prices, partially offset by lower charges for inventory excess and obsolescence. The year-to-date decrease resulted from the same effects including higher charges for inventory excess and obsolescence.

Sequentially, gross margin in the three months ended December 26, 2009 was higher by one percentage point due to lower charges for inventory excess and obsolescence.

We wrote down inventory totaling $379,000 and $3,076,000 for the three and nine months ended December 26, 2009, and $1,044,000 and $1,890,000, respectively, for the same periods ended December 27, 2008.

Research and Development (“R&D”) Expenses

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 26, 2009	September 26, 2009	December 27, 2008	Sequential Change	Year-Over-Year Change	December 26, 2009	December 27, 2008	Year-Over-Year Change
R&D Expenses	$3,757	$3,604	$3,467	4%	8%	$11,366	$11,306	1%
Percentage of Net Sales	22%	23%	20%			25%	18%

R&D expenses include payroll and benefits, processing costs, and depreciation. We also expense prototype wafers and mask sets related to new product development as R&D expenses.

Expenditures for R&D were $3,757,000 and $11,366,000 for the three and nine months ended December 26, 2009, respectively, as compared to $3,467,000 and $11,306,000 for the same periods in the prior year and $3,604,000 in the prior quarter. Compared to last fiscal year, the quarterly increase in expense of $290,000 is primarily due to an increase in the fair value of investments held by our Non-Qualified Deferred Compensation Plan (“NQDCP”) of $101,000 compared to a decrease of $371,000 in the same period last year, partially offset by reduced profit sharing expense. The sequential increase of $153,000 is primarily due to an increase in payroll and benefits of $117,000.

Some aspects of our R&D efforts require significant short-term expenditures.  As such, timing of such expenditures may cause fluctuations in our R&D expenses. R&D expenses as a percentage of net sales may fluctuate from quarter to quarter.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 26, 2009	September 26, 2009	December 27, 2008	Sequential Change	Year-Over-Year Change	December 26, 2009	December 27, 2008	Year-Over-Year Change
SG&A Expenses	$3,183	$3,158	$3,157	1%	1%	$9,131	$10,853	-16%
Percentage of Net Sales	19%	20%	18%			20%	17%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside professional services such as legal, auditing and tax.

SG&A expenses for the third quarter of fiscal 2010 were $3,183,000, compared to $3,157,000 for the same period of the last fiscal year, and $3,158,000 for the prior quarter. The year-over-year quarterly increase was due to an increase in the fair value of investments held by our NQDCP of $187,000 in the third fiscal quarter of 2010 versus a decrease of $568,000 in the same period last year, offset by reduced payroll and profit sharing expenses, and by reduced professional services, and commissions. SG&A expenses for the first three quarters of fiscal 2010 were $9,131,000, a decrease of $1,722,000 when compared to the same period last year. The year-to-date decrease was primarily due to reduced professional services of $1,060,000, lower commission expense of $718,000, and lower payroll and profit sharing costs of $1,103,000. These decreases were partially offset by higher expenses associated with an increase of $816,000 in the fair value of investments held by our NQDCP compared to a decrease of $668,000 in the same period last year.

Interest Income and Other Income (Expense), Net

	Three Months Ended					Nine Months Ended
(Dollars in Thousands)	December 26, 2009	September 26, 2009	December 27, 2008	Sequential Change	Year-Over-Year Change	December 26, 2009	December 27, 2008	Year-Over-Year Change
Interest Income	$223	$278	$881	-20%	-75%	$838	$2,763	-70%
Other Income (Expense), Net	282	575	(1,025)	-51%	-128%	1,306	(1,218)	-207%
Total Interest Income and Other Income (Expense), Net	$505	$853	$(144)	-41%	-451%	$2,144	$1,545	39%
Percentage of Net Sales	3%	5%	-1%			5%	2%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments, was $223,000 and $838,000, respectively, for the three and nine months ended December 26, 2009, compared to $881,000 and $2,763,000 for the same periods of the prior fiscal year. The year-over-year decreases in interest income resulted primarily from lower investment yields, partially offset by higher cash and investment balances. Interest income decreased $55,000 from $278,000 for the prior quarter.  The sequential decrease was also primarily driven by lower investment yields, partially offset by higher cash and investment balances.

Other income, net, for the three months ended December 26, 2009 was $282,000, compared to expenses of $1,025,000 for the same period of the last fiscal year and income of $575,000 for the prior quarter. For the nine months ended December 26, 2009, other income, net was $1,306,000 compared to expenses of $1,218,000 for the same period of last fiscal year. The year-over-year differences were primarily due to increases of $328,000 and $1,359,000, respectively, in the fair value of investments held by our NQDCP during the third quarter and first nine months of fiscal 2010 compared to decreases in fair value during the same periods of fiscal 2009. Other income, net in the third quarter of fiscal 2010 was $293,000 lower than the $575,000 reported in the prior quarter due to a lesser increase in fair value of investments held by our NQDCP.

Provision for Income Taxes

The income tax provision for the interim period represents federal, state and foreign taxes and reflects our computed estimated annual effective tax rate. In the quarter ended December 26, 2009 we had an income tax benefit. The tax provision or benefit differs from the taxes computed at the federal and state statutory rates primarily due to the effect of foreign rate differentials, non-deductible stock-based compensation expense, tax exempt interest income, tax contingencies under authoritative guidance for income taxes and the domestic production activities deduction.

The income tax benefit for the three months ended December 26, 2009 was $391,000 on income before tax of $1,583,000 at the effective tax benefit rate of 25% compared to income tax provision of $140,000 on income before tax of $2,752,000 at the effective tax rate of 5% for the same period of the prior fiscal year. The provision for income taxes for the nine months ended December 26, 2009 was $234,000 on income before tax of $4,196,000 at the effective tax rate of 6%, compared to $3,345,000 on income before tax of $14,946,000 at the effective tax rate of 22% for the same period last fiscal year. The year-over-year decreases in the estimated effective tax rate for the three and nine month periods were primarily due to R&D tax credits and shifts of income among jurisdictions with different tax rates. The income tax benefit of $391,000 for the three months ended December 26, 2009 was primarily due to an expiration of a statute of limitation on an uncertain tax position and R&D tax credits.

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

Financial Condition

Overview

We ended the third quarter of fiscal 2010 with $149,228,000 in cash, cash equivalents, short-term and long-term investments.  This represents an increase of $12,194,000 when compared with the amount of $137,034,000 on March 28, 2009.  Working capital is defined as current assets less current liabilities. As of December 26, 2009, working capital was $103,058,000, an increase of $25,727,000 from $77,331,000 as of March 28, 2009.  The increase in working capital was primarily the result of redemptions of our ARS and cash generated from operations.

Liquidity and Capital Resources

 In summary, our cash flows were as follows (in thousands):

	Nine Months Ended
	December 26, 2009	December 27, 2008
Net cash provided by operating activities	$4,227	$21,218
Net cash (used in) provided by investing activities	(24,045)	9,971
Net cash provided by financing activities	1,077	1,664
Net (decrease) increase in cash and cash equivalents	$(18,741)	$32,853

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the nine months ended December 26, 2009, net cash provided by operating activities was $4,227,000 compared to $21,218,000 for the same period of the prior fiscal year. The decrease of $16,991,000 resulted primarily from lower net income after non-cash adjustment of $9,137,000 and a decrease from changes in assets and liabilities totaling $7,854,000. The non-cash adjustments were slightly lower than in the nine months ended December 27, 2008, primarily due to an unrealized gain from short-term investments categorized as trading compared to a loss last fiscal year and lower depreciation expense, partially offset by a higher provision for excess and obsolete inventories resulting from a general reduction in sales demand and higher stock compensation expense. Also contributing to the decrease in cash provided by operating activities were an increase in accounts receivable due to an increasing sales trend compared to a decreasing sales trend in the third fiscal quarter of last year, an increase in prepaid and other assets, an increase in inventory due to an overall reduction in shipments for the nine month period compared to last fiscal year, and an increase in accounts payable and other accrued liabilities compared to a decrease in the same period of the prior year.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales of short-term investments. Cash used by investing activities for the nine months ended December 26, 2009 was $24,045,000 compared to cash provided of $9,971,000 last fiscal year. This difference of $34,016,000 was primarily due to purchases of short-term investments of $72,369,000, partially offset by the sales and maturities of investments of $49,163,000, which included auction rate security redemptions at par value of $17,000,000.

We expect to spend approximately $1,200,000 for capital acquisitions in fiscal 2010, of which we have spent $839,000 during the first three quarters of fiscal 2010. We believe that we have substantial production capacity in place to handle our projected business in fiscal 2010.  We also believe that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Our investment portfolio is primarily comprised of auction rate securities (“ARS”), municipal bonds, and treasury bonds. The ARS we hold have a par value of $71,450,000 and have contractual maturities generally between 15 to 31 years. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates were reset every seven to thirty-five days (“reset period”) through an auction process. Prior to the fourth quarter of fiscal 2008, at the end of each reset period, investors could sell or continue to hold the securities at par.

Since the fourth quarter of fiscal 2008, the ARS market has experienced auction failures. In general, for each unsuccessful auction, the interest rate moves to a maximum rate defined for each ARS unless the interest earned reaches the maximum amount stipulated by the prospectus. The principal associated with failed auctions will not be accessible until a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying security has matured. Although no assurance can be given, we expect that we will receive the full principal associated with these auction-rate securities through one of the means described above. In addition to seven payments totaling $28,900,000 that we previously disclosed, in December 2009 we received $250,000 and in January 2010 we received $2,250,000 for partial redemptions of two ARS holdings. All of these payments were the result of redemptions at par value. We continue to believe that the credit quality of the ARS we hold is high as they are primarily backed by student loans, are insured and guaranteed by the United States Federal Department of Education, and continue to be rated by the major independent rating agencies as either AAA or Aaa.

While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. As of December 26, 2009, we had approximately $103,058,000 of working capital, including approximately $80,428,000 of cash, cash equivalents, and short-term investments, and we have generated cash from our operations for the past several years.

Due to the lack of availability of observable market quotes on the remainder of our investment portfolio of ARS, $71,450,000 was classified as Level 3 and the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. Of this amount, $2,250,000 was redeemed at par in January 2010. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the ARS.

Using this discounted cash flow model, we determined that there was a temporary impairment of $2,650,000 to par value of our ARS as of December 26, 2009. This unrealized loss reflects the decline in the estimated fair value of these ARS in accordance with authoritative guidance for accounting for investments in debt and equity securities. We concluded that the impairment losses were temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	recently, some ARS were redeemed at par value;

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the U.S. Department of Education;

•	there have been no defaults on the ARS we held as of December 26, 2009;

•	their AAA or Aaa credit ratings have not been reduced as of December 26, 2009;

•	we have no intention to sell the securities below par value and it is more likely than not that we will not be required to sell the securities until their value returns to par; and

•
we received partial redemptions of $12,150,000 at par value in fiscal 2009. Additionally, we received payments totaling $17,000,000 for redemptions at par value on four ARS holdings, two of which were fully redeemed in the first nine months of fiscal 2010. Subsequent to December 26, 2009, we received an additional payment of $2,250,000 for partial redemption at par value of one ARS holding. This amount was not reclassified to short term investments as of December 26, 2009.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans and sale of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities as required by authoritative guidance for stock compensation, and of repurchases of stock on the open market. Net cash provided by financing activities for the nine months ended December 26, 2009 was $1,077,000 due to the proceeds from the exercise of stock options and stock purchases under the ESPP of $1,052,000 and excess tax benefit of $25,000 related to stock based compensation.

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

The following table summarizes our significant contractual cash obligations as of December 26, 2009, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years
Operating lease obligations (1)	$1,804	$1,197	$493	$114	$-
Purchase obligations	4,829	4,532	296	-	1
Total contractual cash obligations	$6,633	$5,729	$789	$114	$1
_____________
(1) We lease facilities under non-cancelable lease agreements expiring at various times through September 2012.  Rental expense net of sublease income for the three and nine months ended December 26, 2009 amounted to $306,000 and $887,000, respectively, compared to $307,000 and $859,000 for the same periods of the prior fiscal year.

Effective April 1, 2007, we adopted the authoritative guidance for income taxes (see Note 7).  As of December 26, 2009, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables was $3,154,000. As of December 26, 2009, we have accrued $361,000 of interest and $398,000 of penalties associated with our uncertain tax positions. We did not include these obligations in the table above as we cannot determine the timing of cash payments that will be made associated with these uncertain tax positions.

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

In June 2009, FASB issued authoritative guidance for transfers of financial assets, which identifies specific disclosure objectives, and explicitly states that these objectives apply regardless of whether this guidance requires specific disclosures. The specific disclosures required are minimum requirements and an entity may need to supplement the required disclosures depending on the facts and circumstances of a transfer, the nature of an entity’s continuing involvement with the transferred financial assets, and the effect of an entity’s continuing involvement on the transferor’s financial position, financial performance, and cash flows. Disclosures required by other GAAP for a particular form of continuing involvement shall be considered when determining whether the disclosure objectives of this guidance have been met.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (April 4, 2010 for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This guidance must be applied to transfers occurring on or after the effective date.  We are currently assessing the potential effect that the adoption of the guidance will have on our Consolidated Financial Statements, but do not expect it to have a material effect.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of the investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio is primarily comprised of auction rate securities (“ARS”), municipal bonds, and treasury bonds.  During the three and nine months ended December 26, 2009, investments and cash and cash equivalents generated interest income of $223,000 and $838,000 compared to $881,000 and $2,763,000 for the same periods of last fiscal year, respectively.  Based on the par value of our investment and cash and cash equivalent balances as of December 26, 2009, a one percentage point change in interest rates would cause change in our quarterly interest income by approximately $380,000.

As of December 26, 2009, we had no long-term debt outstanding.

ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we encountered with regard to our ARS beginning February, 2008, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We believe the declines in our ARS fair values due to the lack of liquidity are temporary. In the event we need to access the funds associated with failed auctions, they are not expected to be available until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process, or the underlying security has matured. As of December 26, 2009, our ARS had a total par value of $71,450,000 and contractual maturities between 15 and 31 years.

Due to the temporary impairment in value of our ARS, we recorded an unrealized loss of $2,650,000 to par value as of December 26, 2009, which decreased from $8,904,000 as of March 28, 2009, in part because of additional redemptions of our ARS at par value during the nine months ended December 26, 2009.

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

If the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the US government fails to support its guaranty of its obligations, or the credit quality of these ARS declines, we may be required to further adjust the carrying value of these ARS and record other-than-temporary impairment charges in future periods, which could materially affect our financial condition. However, we expect that we will receive the principal associated with these ARS through one of the means described above. Based on our ARS holdings specifically as of December 26, 2009, a one percentage point change in interest rates would cause change in our quarterly interest income by approximately $179,000.

Foreign Currency Exchange Risks

We do not hedge any potential risk from any foreign currency exposure. With our operations in Hong Kong, we may be exposed to an adverse change in the exchange rate of the Hong Kong dollar which is traditionally pegged to the U.S. dollar.  We believe that our exposure is relatively small, thus we do not employ hedging techniques designed to mitigate this exchange rate fluctuation.  Likewise, we could experience unanticipated currency gains or losses.  As the level of activity at this operation changes over time, actual currency gains or losses could have an adverse effect to our consolidated financial statements.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures.

Disclosure Controls and Procedures: Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including, without limitation, that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

Limitations on the Effectiveness of Disclosure Controls: In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures:  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 26, 2009, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect such control.

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

Dated: February 4, 2010
By: /s/PHILLIP A. KAGEL
Phillip A. Kagel
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)