Form 10-K
period 2010-04-03
SUPERTEX INC
filed 2010-06-11
CIK 730000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
(x)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended April 3, 2010
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _______ to ________
Commission File No. 0-12718

SUPERTEX, INC.
(Exact name of Registrant as specified in its charter)

California	94-2328535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Check one.
Large accelerated filer ☐           Accelerated filer ☒            Non-accelerated filer ☐            Smaller Reporting Company ☐

As of September 25, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, there were 12,914,299 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was $328,255,992, based on the closing price reported on the NASDAQ National Market on September 25, 2009. Shares of common stock held by officers, directors and other persons who may be deemed “affiliates” of the Registrant have been excluded from this computation.  This determination of affiliate status is not necessarily a conclusive determination for other purposes. The total number of shares outstanding of the Registrant's common stock as of May 28, 2010, was 12,954,085.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Documents Incorporated by Reference:  Part III incorporates by reference portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on August 20, 2010 (the "Proxy Statement").

Exhibit Index is on Page 73
Total number of pages is 74

SUPERTEX, INC.
ANNUAL REPORT - FORM 10K

Table of Contents

		PART I
			Page
Item	1.	Business……………………………………………………………………………………….………………………………	1
Item	1A.	Risk Factors…………………………………………………………………………………...………………………………	9
Item	1B.	Unresolved Staff Comments…………………………………………………………………..………………………………	13
Item	2.	Properties……………………………………………………………………………………...……………………………...	13
Item	3.	Legal Proceedings……………………………………………………………………………..……………………………...	13
Item	4.	Removed and Reserved………………………………………………………………………..……………………………....	13

		PART II

Item	5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities…………	14
Item	6.	Selected Financial Data………………………………………………………………………..………………………………	17
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations………………………………….	17
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk………………………………………………………………….	35
Item	8.	Financial Statements and Supplementary Data………………………………………………..……………………………….	36
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure………………………………….	36
Item	9A.	Controls and Procedures……………………………………………………………………………………………………...	36
Item	9B.	Other Information……………………………………………………………………………..……………………………....	38

		PART III

Item	10.	Directors, Executive Officers, and Corporate Governance…………………………………………………………………...	38
Item	11.	Executive Compensation……………………………………………………………………………………………………...	38
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters………………...…...	38
Item	13.	Certain Relationships and Related Transactions, and Director Independence………………...……………………………....	39
Item	14.	Principal Accountant Fees and Services……………………………………………………….……………………………...	39

		PART IV

Item	15.	Exhibits and Financial Statement Schedules…………………………………………………..………………………………	40

Signatures		………………………………………………………………………………………………….……………………………..	42

PART I

Item 1.  Business

This Annual Report on Form 10-K includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates," and variations of these words and similar expressions, are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) we expect our recently introduced and future new products to be drivers for increased revenue; (2) our expectation to introduce more products for the ultrasound market in fiscal 2011 and our belief that we will continue to be a major player in this business; (3) we expect that sales of LED driver ICs for LED TVs will continue to ramp in fiscal 2011 as LED BLU prices continue to decline and expect that sales of our LED driver ICs for general lighting applications will continue to grow in fiscal 2011; (4) our efforts to strive to be the technology enabler for our customers; (5) we expect to leverage our newly-developed high voltage design processes to introduce many new products and expect to complete many of the 50 products under development during fiscal years 2011 and 2012; (6) we believe that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in research and development; (7) we believe that we are well positioned to fulfill our wafer manufacturing capacity needs for the near future and that almost all of the current backlog will be shipped in fiscal 2011; (8) we believe we are competitive with respect to product prices, product performance and diversity of product lines, delivery capabilities, customer relationships and the ability to adapt to rapid technological change in the development of new and improved products;(9) we believe that our patents may have value and that our success depends primarily on the experience, creative skills, technical expertise, and marketing ability of our personnel rather than on the ownership of patents; (10) our belief that our continued growth and success will depend in part on our ability to attract and retain highly skilled employees; (11) we believe that we will be able to recover our ARS at par value in a future period, that the estimated range of fair value of our ARS is appropriate, that their credit quality is high and that the auction failures will not materially impact our ability to fund our working capital needs, capital expenditures and other business requirements; (12) we expect our international sales to continue to account for a significant portion of our total sales; (13) our belief that possible claims and assessments are unlikely to result in a material adverse impact;  (14) we believe that we will be able to substantially meet our production needs from our wafer fabrication and testing facilities in the coming fiscal year; (15) we expect R&D spending in fiscal year 2011 to between 16% and 18% of net sales; (16) we expect to spend approximately $4,400,000 for capital acquisitions in fiscal 2011; (17) we believe that we have substantial production capacity in place to handle any projected increase in business in fiscal 2011 and our belief that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months; (18) our belief  that the effect of our contractual obligations will be minimal on liquidity and cash flow in future periods; and (19) we believe that our cash exposure to fluctuations on foreign exchange rates is relatively small, thus we do not employ hedging techniques designed to mitigate this foreign currency exposure.

These statements are only predictions, are not guarantees, of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in Item 1A “Risk Factors” and elsewhere in this report, as well as the risks (1) that our patents may not have material value and that there may not be a market to cross-license them; (2) that there may be alternative ways for us to maintain our competitive position than through investments in R&D, that these alternatives may cost us less money or be more effective than investments in R&D, that our investments in R&D may not result in new products, and that even if our investments in R&D result in new products, these products may not enable us to maintain our competitive position; (3) that the failures of the auction markets may continue and the government guarantees on our securities may not be as strong as we had thought so that we would incur losses on our ARS; (4) that we will not generate enough cash from operations to meet our cash and working capital requirements through the end of fiscal 2011; (5) that we need to spend more on capital acquisitions than anticipated, or that we overestimate or underestimate our need for capital acquisition; (6) that changes in short-term interest rates are significant enough to affect our investment portfolio; (7) that our customers and potential customers will not design our devices into their products or their products containing our devices will not have the demand we anticipate, or competitors will design products in our niche and drive down our prices and gross margins; (8) that our newly introduced products will not be widely adopted so that they do not generate substantial revenue; and (9) that our estimates of trends in our focus markets are inaccurate and in particular that the use of LEDs in LCD TVs may not expand. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Supertex, Inc. (“Supertex,” the “Company,” “we,” and “us”) is a producer of high voltage analog and mixed signal semiconductor components.  We design, develop, manufacture, and market integrated circuits (“ICs”), utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  With respect to our DMOS transistor products, we maintain an established application specific position in providing key products for the industrial, telecommunication, instrumentation, medical, and automatic test equipment (“ATE”) industries.  We are also an industry leader in high voltage ICs (HVCMOS and HVBiCMOS), taking advantage of the best features of CMOS, bipolar and DMOS technologies and integrating them into the same chip.  These ICs are used in the medical ultrasound imaging, LCD TV backlighting, LED general lighting, telecommunications, printer, flat panel display, industrial and consumer product industries.

We market and sell our products through direct sales personnel, independent sales representatives and distributors in the United States of America and abroad, primarily to original equipment manufacturers of electronic products. We were incorporated in California in October, 1975, and conducted an initial public offering of Common Stock in December, 1983.  Our executive offices are located at 1235 Bordeaux Drive, Sunnyvale, California, 94089, and our principal manufacturing facilities are located in San Jose, California, and in Hong Kong. We have two design centers, one in our Sunnyvale worldwide headquarters and the other in our wholly owned subsidiary, Supertex, Ltd. in Hong Kong.  Our Hong Kong facility also houses the headquarters of Supertex, Ltd., worldwide logistic and distribution center, and production test facilities. We maintain ten direct field sales offices located in the following areas: Irving, Texas; Oley, Pennsylvania; the United Kingdom; Germany; Hong Kong, Shanghai & Shenzhen, China; Taiwan; Japan; and South Korea.  Our headquarters’ mailing address is 1235 Bordeaux Drive, Sunnyvale, California 94089 and the telephone number is (408) 222-8888.  Our website address is www.supertex.com. The content of the website is not incorporated into this Form 10-K.

Products and Markets
Our target markets are medical electronics, LED lighting, imaging, and telecom. Our products are primarily used in or with medical ultrasound instruments, large commercial ink jet printers, light emitting diodes (“LEDs”) for backlighting TVs and general lighting, electro-luminescent (“EL”) lamps for applications in cell phone keypads and hand-held devices, and optical MEMS for telecommunication products.  Our products are basically interface products, interfacing between low voltage logic circuits and high voltage “real world” media and vice versa.  We supply both standard and custom products. The typical gestation period of our new products from introduction through design-in by the customer to volume production is one year, although certain products for medical applications have longer gestation periods. During fiscal 2010, we introduced seven new standard products, the majority of which were aimed at high growth markets such as medical ultrasound imaging and solid-state LED lighting.  We expect our recently introduced products as well as our future new products to be drivers for increased revenue as our customers design them into their products whose sales ramp up.

We also provide custom processing services for the manufacture of ICs, using customer-owned designs and mask tooling. Under this “custom processing service” or “foundry” arrangement, a tangible product is made and sold, and the Company bears the risk of loss until title is passed. Title to the product under the custom processing service arrangement is passed to the customer at the time of shipment. During fiscal 2010, sales of custom processed products represented approximately 14% of our total revenues compared to 15% in fiscal 2009. Sales of custom processing services are included in the sales of our four target markets.

The products in our four target markets, and in the industrial market, are described below.

The Medical Electronics Market
We have provided both standard and high-end custom ICs to the ultrasound imaging market for many years and have established key business relationships with leading OEMs.  The products we manufacture for this market include high voltage analog multiplexer switches, pulsers, high-speed MOSFET drivers and discrete high voltage MOSFETs and arrays.

We have dominated the high voltage analog switch and high voltage integrated pulser product offerings in this market segment for many years.  In recent years, the overall ultrasound market has been shifting to portable ultrasound imaging units. These high-performance, portable, affordable imaging systems are accelerating the proliferation of ultrasound imaging systems to medical specialties in addition to cardiology and obstetrics and gynaecology (“OB/GYN”). Even within these traditional clinical diagnostic segments, cardiology ultrasound imaging is showing an exciting pipeline of technological innovations and strong procedural volume growth. The adoption of ultrasound imaging by new user groups -- surgeons and emergency ward physicians -- is also spurring medical ultrasound imaging system market growth.

Our high voltage expertise affords us a dominant position in the ultrasound “transmit” market with MOSFET drivers, high voltage analog switches and multiplexers, high voltage pulsers, and complementary high voltage MOSFET arrays. We released our first transmit/receive (“T/R”) switch, MD0100, in fiscal 2010, and expect to introduce more products for the ultrasound imaging market in fiscal 2011 as well as for telecom application as a re-settable fuse.

The market for our ultrasound imaging products continues to grow. The capabilities and performance of the machines that utilize our products continue to improve, allowing them to be used more broadly across a wider spectrum of imaging applications than ever before.

Geographically, the market is expanding as well. Traditionally, the United States, Europe and Japan were the main designers and producers of medical ultrasound machines. While companies in these areas continue to grow and develop new machines, today we are also seeing significant opportunities from ultrasound machine companies in China and Korea.

The LED Drivers Market
Supertex offers an extensive line of high-performance LED driver products for the solid-state lighting market, ranging from simple, low-cost linear regulators to feature-rich switching regulators configured in buck, boost, buck-boost, and SEPIC topologies. As one of the pioneers in the high voltage LED driver IC market, we have established a strong market position.  We are developing many efficient and cost effective products for backlighting LCD TVs, monitors and laptop screens, for automotive lighting, and for industrial and general lighting.

The Imaging Market
We offer the following two product lines:

(1)
A family of products for driving electroluminescent (“EL”) lamps for backlighting hand-held instruments, such as watches, monochrome screens, cell phone keypads and MP3 players. We are one of the key providers of EL drivers for cell phones and watches, and we have a significant share of this market due to our patented inductorless EL driver ICs.

(2)
Driver ICs for driving non-impact printers and plotters, primarily using inkjet technologies. Our printer product family is used in ink-jet and electrostatic types of printers and plotters that are mostly high-end products with full glossy color capability, high resolution and high-speed output.

The Telecommunications (“Telecom”) Market
We provide high voltage amplifier ICs to drive optical micro-electro-mechanical systems (MEMS) for the telecommunications market for use in optical switching applications. Our MEMS driver ICs feature 32 channels per chip and are capable of driving output voltages of up to approximately 300 volts.  We also produce high voltage electronic switch ICs that replace typical electromechanical or mechanical hook switches in telephones, high voltage ICs for use as ring generators, and protection ICs for line cards.

The Industrial/Other Market
This market category primarily represents ICs and DMOS devices we design and manufacture for various industrial and other applications. Also included in this category are high voltage driver ICs used in ATE and power management ICs.

Net sales generated from each of these markets is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Net Sales” section.

As a leading provider of products to these specific markets, we have been able to work very closely with key Tier-1 customers to define new products and identify their future product needs.  Such close collaboration has facilitated our development of a wide range of leading-edge new products and has allowed our customers to quickly develop new and more advanced products for their markets.  While we work with certain Tier-1 customers to design new products, generally such products have broader applications so that they are useful to multiple customers.

In the DMOS transistor technology, we focus on certain specific niches such as very low threshold, low capacitance, and low leakage devices where these features justify a premium and are most suitable for special applications such as: medical ultrasound imaging, telecommunication, ATE, and hand-held instruments.  These high voltage DMOS transistor products also serve as building blocks and predecessors to a fully integrated solution of our high voltage ICs.

We operate in one business segment.  Information regarding Supertex, Inc.’s Segment Reporting can be found in Note 13 to the Consolidated Financial Statements.

Research and Development
We incurred expenses of $15,404,000, $14,553,000, and $14,953,000 on research and development activities during fiscal years 2010, 2009 and 2008, respectively.  Our research and development activities in fiscal 2010 were dedicated to developing new high voltage processes, both internal and with an external foundry partner, resulting in a total of seven new standard product introductions. The products introduced in fiscal 2010 were primarily targeted for use in the rapidly growing LED and medical ultrasound industries. As we move forward into fiscal 2011, we expect to leverage our newly-developed high voltage design processes to introduce many new products for these markets, as well as for our other target markets. There are currently approximately 50 products in development, many of which are expected to be completed during fiscal years 2011 and 2012, although there is no assurance that all these products will be completed or introduced due to market conditions, technical difficulties, or other factors.

Our products have experienced very good traction in the marketplace, leading to significant design wins in all our target markets.  Most of these design wins resulted from close collaboration with the Tier-1 customers in their respective markets and a short design and development cycle to support our customers’ needs.  We believe that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in research and development. We focus our efforts on designing new products with existing process technologies while also developing new process technologies to be used for future products. We continuously strive to effectively monitor and control our research and development programs in order to obtain improved performance and greater technological achievements at lower costs. Because we have our own fab and our designers have years of experience in our target markets, we can tailor our processes and circuits to customers’ special needs and can respond to customers’ needs much more expediently with ample capacity to ramp up production.

Manufacturing
Our manufacturing operations include wafer fabrication in San Jose, California; limited proto-type assembly and packaging in Sunnyvale, California; and product testing and quality control in Sunnyvale, California and Hong Kong.  Of our long-lived tangible assets, as further described in footnote 13 to our financial statements included in this annual report on Form 10-K, 17% and 18% were located in our Hong Kong facility at the end of fiscal 2010 and 2009, respectively, with the remaining balance located in the U.S.  As of the end of fiscal 2010, the carrying value of all our property, plant and equipment located in Hong Kong amounted to $1,161,000.

We subcontract most of our standard product packaging and some production testing to independent assemblers, principally located in Thailand, Malaysia, Philippines and China.  After assembly, packaged units are shipped back to our Hong Kong and Sunnyvale facilities for final product testing and quality control before shipment to customers.  Although our offshore assemblers have not experienced any serious work stoppages, political instability or other epidemics in these countries may adversely affect our assembly and test operations.  Even though we have qualified assemblers in different countries to reduce risk, any prolonged work stoppage or other inability to assemble and test our products would have a material adverse impact on our operating results.  Furthermore, economic risks, such as changes in tariff or freight rates or interruptions in air transportation, could adversely affect our operating results.  We also maintain a specialized assembly area at our manufacturing facilities to package engineering proto-types to ensure high priority on-time deliveries and to assemble high reliability circuits required in military and other high reliability applications.

We believe that we are well positioned to fulfill our wafer manufacturing capacity needs for the near future because currently in our first quarter of fiscal 2011 our fab is running at about seventy percent utilization and we are able to expand capacity through modest purchases of equipment and hiring of additional manufacturing staff. We maintain an inventory balance based on current sales level and forecast of future demand. An amount for tactical inventory is kept in our die bank warehouse to reduce lead time in fulfilling expected customer orders. In addition, we carry as inventory on our balance sheet products which we own that are stored at customer hubs for some of our customers as well as products that are owned and held for resale by our distributors, both domestic and foreign, even though some of that inventory has been paid for by the distributors.

Availability of raw silicon wafers and epitaxial services began to be in tight supply during the fourth quarter of fiscal 2010. The availability of assembly, packaging, and testing services used in the backend of our manufacturing process continues to be adequate; however, recently these services have been subject to longer lead times than in fiscal 2009 and through the third quarter of fiscal 2010. These materials and services are currently obtained from multiple sources.

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

Our marketing organization also helps us create and satisfy customer demand and manages the strategic and tactical marketing plan for the company.  Strategic marketing encompasses analyzing current market conditions, anticipating market demands, and gathering competitive information to expeditiously act on future opportunities. We maintain strategic marketing activities in order to keep pace with future customer requirements and technology advancements to stay abreast of competition. Tactical marketing focuses on customer fulfillment for requests of literature, samples and applications assistance, as well as generating quotes for pricing. We are gradually shifting our efforts towards a stronger standard product line as opposed to a mix of standard and custom products that require substantially more resources to support.

Net sales is the sum of our direct sales to original equipment manufacturers (“OEMs”) and our distributors’ resale of our products.  We recognize revenue from direct product sales to end customers upon transfer of title and risk of loss, which is upon shipment of the product, provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain, and collection of the resulting receivable is reasonably assured.  For sales to OEMs, we use either a binding purchase order or signed agreement as evidence of an arrangement.  For those customers who have a hub arrangement, we recognize sales when our products are drawn from the hub to the customer’s manufacturing facility or to its assembly subcontractor’s manufacturing facility. Sales through our distributors are evidenced by a binding purchase order on a transaction-by-transaction basis.  Because of the uncertainty associated with pricing concessions and possible returns, with the exception of certain products, we defer the recognition of such sales and the related costs of sales until our distributors have sold the merchandise to their end customers. Following a prior period change in the terms and conditions to eliminate return rights for distributors for certain products, we continued to defer revenue recognition until the distributors had sold these parts as we would grant concessions and accept some returns for a period of time after the change. Beginning the fourth quarter of fiscal 2009, for sales to distributors of certain products that are not returnable, we had a sufficient history of not granting concessions to begin to recognize revenue on such items upon their shipment. Our distributors provide us an inventory balance report at the end of each period, which allows us to determine products sold to their end customers.

A significant portion of our sales is to a small number of customers.  We estimate that our OEM customer, Samsung Electronics, accounted for 14% of our net sales from both direct and indirect channels (“combined sales”) for fiscal 2010. Combined sales to another OEM customer, General Electric Company, accounted for 11%, 13% and 13% of our net sales for fiscal years 2010, 2009 and 2008, respectively. In fiscal 2008, combined sales to our OEM customer, Motorola Inc., accounted for 13% of net sales.  No other direct or indirect customers accounted for more than 10% of net sales in fiscal 2010, 2009 and 2008.

International sales represented 68%, 63% and 63% of net sales in fiscal years 2010, 2009 and 2008, respectively, and are made primarily through independent distributors to customers in Europe and Asia. Sales are attributed to a geographic area based on destination locations. International sales are denominated only in U.S. dollars.  Although export sales are subject to certain governmental commodity controls and restrictions for national security purposes, we have not had any material adverse effects on our business or financial results because of these limitations.

Seasonality
In previous years our medical ultrasound market has been seasonally weaker in the second half of our fiscal year.  For example, in the past three fiscal years, we experienced relatively higher sales to the medical electronics market during the first half of our fiscal year, with the second fiscal quarter being the highest quarter of our fiscal year.  This is largely attributable to the effect of increased demand for our customers’ products in their December quarter and they typically take about 90 days to build a machine.

Due to the economic recovery during the second half of fiscal 2010 from the recession which continued through the first half of fiscal 2010, this seasonality effect during fiscal 2010 was nullified.

Backlog
Our backlog at April 3, 2010 was approximately $22,317,000 compared with $12,217,000 and $20,583,000 at March 28, 2009 and March 29, 2008, respectively.  Our backlog at the end of the last fiscal year was lower then typical due to the economic downturn. We expect that almost all of the current backlog will be shipped in fiscal 2011.  However, customers may cancel or reschedule orders without significant penalty, and the price of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer.  In addition, the orders contained in our backlog may cover periods of various lengths. For these reasons, we believe that backlog may not be meaningful in predicting our actual net revenue for any future period.

Competition
In general, competition among suppliers of semiconductor components is intense, especially in the analog sector where the gross margins are traditionally much higher, including products for the medical electronics, imaging, telecom, LED lighting, and industrial/other markets we primarily serve.  In general, we face different competitors in different markets or for different products. For example, we compete with several larger analog semiconductor companies with far greater resources although we believe we have so far defended our market leading positions successfully. For example, we compete with Maxim, Hitachi and Texas Instruments in the medical electronic market; we compete with Rogers and Maxim in the electroluminescent lighting market; and we compete with Texas Instruments, National Semiconductor, Austrian Micro and O2 Micro in the LED backlighting market.

Our products are generally not sold pursuant to long term contracts, enabling our customers to switch suppliers if they choose and making us more vulnerable to competitors. Competition in the industry is based primarily upon factors such as product prices, product performance, product line diversity, delivery capabilities, customer relationships and the ability to adapt to rapid technological change in the development of new and improved products.  The weighing of these factors varies depending on the specific needs of a customer at any given point in time. We believe we are competitive with respect to these factors, however, market statistics are not generally available for many of our products. Many of our domestic and foreign competitors have larger facilities, more financial, technical, and human resources and more diverse product lines.

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

Patents and Licenses
We hold twenty-six United States patents which will expire between 2015 and 2027, and we have additional United States patent applications pending. Although we believe that our patents may have value, there can be no assurance that our current patents or any additional patents that we may obtain in the future will provide meaningful protection from competition.  We believe that our success depends primarily on the experience, creative skills, technical expertise, and marketing ability of our personnel rather than on the ownership of patents.  Patents may, however, be useful for cross-license purposes and have served us well in the past.

We are not aware of any of our products infringing on any valid patent or other proprietary rights of third parties but we cannot be certain that they do not.  If infringement would be alleged, there is no assurance that the necessary licenses could be obtained, or if obtained, would be on terms or conditions that would not have a material adverse effect on the Company.

Employees
As of April 3, 2010, we had 350 full time employees primarily located in Northern California and Hong Kong.  Many of our employees are highly skilled, and we believe our continued growth and success will depend in part on our ability to attract and retain such employees.  At times, like other semiconductor manufacturers, we experience difficulty in hiring and retaining sufficient numbers of skilled personnel, especially experienced analog integrated circuit designers.  Engineers with analog circuit experience and training are scarcer than experienced digital engineers.  Analog and mixed-signal expertise tends to be learned over time based on experience and on-the-job-training, whereas digital expertise is extensively taught in universities due to its overall market size.  Engineers with high voltage analog circuit experience are even scarcer.  We often recruit top college graduates directly from universities and train them ourselves.

We believe that the compensation, benefits, and incentives offered to our employees are competitive with those generally offered throughout the semiconductor industry.  There are no collective bargaining agreements between our employees and us, and there has been no work stoppage due to labor difficulties.  We consider our employee relations to be good.

Executive Officers of the Company

Name	Position with the Company	Age	Officer Since

Henry C. Pao	President and Chief Executive Officer	72	1976
Benedict C. K. Choy	Senior Vice President, Technology Development	64	1976
William P. Ingram	Vice President, Wafer Fab Operations	62	1999
Michael Lee	Vice President, I.C. Design	55	1999
William Petersen	Vice President, Worldwide Sales	57	2001
Ahmed Masood	Vice President, Marketing	49	2006
Michael Tsang	Vice President, Standard Products	51	2006
Phillip A. Kagel	Vice President, Finance and Chief Financial Officer	60	2006
Hernan DeGuzman	Vice President, Asia Sales	47	2010

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

Hernan DeGuzman joined Supertex in July of 2004 as Strategic Marketing Manager. He was transferred to Area Sales Manager of Asia in 2006 and promoted to Vice President of Sales – Asia in March, 2010. Prior to joining Supertex, he held sales management and field applications positions at BAE Sales, Power Integrations, and Unitrode Corporation. Mr. De Guzman holds a B.S. degree in Electrical Engineering from University of California at Los Angeles and an M.S. degree in Electrical Engineering from University of Southern California.

Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.   The Company makes available free of charge on or through its Internet website at its internet address www.supertex.com copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC; however the information in, or that can be accessed through, our website is not part of this annual report on Form 10-K. Copies of such documents also may be requested by contacting the Company’s Investor Relations department at (408) 222-8888.

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

Factors Which May Affect Operating Results
Semiconductor companies as a group are subject to many similar risks.  These include the risks that (1) the demand for semiconductors decreases, as the industry has historically been very cyclical; (2) there are shortages of raw materials and/or fab capacity; or (3) there are changes in underlying circuit or process technology or fab technology.  Other factors that could affect our future results include whether we can generate new bookings from both new and current products; general economic conditions, both in the United States and foreign markets, and economic conditions specific to the semiconductor industry; risks associated with customer concentration; our ability to introduce new products, to enhance existing products, and to meet the continually changing requirements of our customers; our ability to maintain and enhance relationships with our assembly and test subcontractors and independent distributors and sales representatives; and whether we can manufacture efficiently and control costs.   In addition, we are subject to the risks described below, which are specific to our business:

•
The semiconductor industry is historically cyclical and subject to significant volatility. During the second half of fiscal 2009 through the first half of fiscal 2010, the severe global economic downturn caused substantial reduction in demand for our products, thereby adversely affecting our financial results. We are subject to continued fluctuations which could affect future revenues, profit and cash. Many factors affect demand for our products, including credit availability, rising interest rates, consumer spending pricing levels, and costs of materials. There can be no assurance that if the global economy recovers that our sales will increase commensurately.

•
We have focused our product offerings primarily on niche markets which leverage our capabilities and in which we believe we have dominance because we are a technology enabler for our customers.  We generally choose markets which are sizable enough to be worth pursuing but which are not large enough to attract fierce competition.  These markets could grow sufficiently to attract increased competition or else competitors could enter due to happenstance or downturns elsewhere.  One of our emerging markets is driver ICs for LED lighting and backlighting, which has begun to grow and is expected to become a large market during the next few years and is beginning to attract severe competition. In addition, our niche markets might be more susceptible to shrinkage than more diverse markets due to their concentration on a few product offerings.

•
We work with our customers to develop products that they will design into their systems.  Even if we do achieve a design win, the customer’s system may never go into production or the production volume may be smaller than we had anticipated.  Although we attempt to develop products which will be useful for multiple customers, we may misjudge the market and develop a product which may be useful for only a very few customers.

•
A significant portion of our sales are from a small number of customers and the loss of the one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position. We do not have a long-term distributorship agreement with any of our distributors. Normal terms and conditions of sale apply, which include a 60-day notice of cancellation and charges for work-in-process for cancellations less than 60 days from shipment.  While we have maintained a good relationship with our significant customers and distributors, deterioration in that relationship could materially and adversely affect our business and financial results. We estimate that the combined sales to Samsung Electronics and General Electric Company accounted for a total of 14% and 11% , respectively, of our net sales for the fiscal year ended April 3, 2010.

•
We have several competitors that are substantially larger and could bring to bear substantially more resources than we have in our niche markets.  We have been able to maintain profitable margins in part because of our dominance in most of our niche markets.  Increased competition could cause our margins to decrease.

•
We sell a substantial amount of our products internationally. International sales represent 68%, 63% and 63% and of net sales, for fiscal years 2010, 2009 and 2008, respectively.  We expect our international sales to continue to account for a significant portion of our total sales.  We also package and test most of our products abroad.  Problems with foreign economies, political turmoil, wars, epidemics, fluctuations in currency exchange rate, increased freight costs, interruptions in air transportation, and generally longer receivable collection periods could disrupt our business and increase our operating expenses.

•
Our gross margins may fluctuate depending on many factors, including but not limited to, our product mix, competitive pricing dynamics, product yields, various manufacturing costs, plant utilization, provisions for excess and obsolete inventory, absorption of manufacturing overhead, product warranties, and returns and allowances.

•
We are dependent upon one fab which we own and operate.  Were this fab to become unable to meet our needs for causes such as obsolescence due to process technology changes, our ability to produce our products would be adversely affected.  In addition, we could encounter difficulties in operating our fab after an earthquake or any natural disaster.

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

•
We operate a fab in San Jose, California, at which we use various chemicals and solvents that are regulated by various environmental agencies.  We cooperate and work with these agencies to comply with these regulations.  Should we nonetheless inadvertently contaminate the soil or ground water, or should the previous operator of the fab have done so, we may be responsible for significant costs to remediate the situation As of March 28, 2009, we estimated our asset retirement obligation to be $51,000. During fiscal 2010, we reassessed and increased our asset retirement obligation by $275,000. As of April 3, 2010, we estimated our asset retirement obligation to be $326,000.

•
Failure to comply with present or future laws, rules and regulations of any kind that govern our business could result in suspension of all or a portion of production, cessation of all or a portion of operations, or the imposition of significant administrative, civil, or criminal penalties, any of which could harm our business. Depending on whether certain of our semiconductor products are subject to control under the International Traffic and Arms Regulations (“ITAR”), certain of our testing and assembly operations offshore with respect to such products may have violated ITAR. We have accordingly so voluntarily notified the US Department of State recently and are investigating the situation and circumstances. Should our actions have violated ITAR, we could face substantial civil fines or other penalties at the discretion of the US Department of State.

•
A director of and the President and CEO of the Company, Henry Pao, along with his brother, Frank Pao, and the estate of their late father, Yunni Pao, collectively own approximately 13% of our outstanding stock.  They have no agreement among themselves to act together with respect to the Company or their stockholdings.  However, were they to act in concert, they would be our largest beneficial shareholder and may have the ability to elect one or more directors, to direct management, and to delay or prevent a change in control.

•
We are subject to taxation by domestic and foreign taxing authorities.  Our business is subject to the application of multiple and sometimes conflicting tax laws and regulations.  The application of tax laws is subject to legal and factual interpretation, judgment and uncertainty, and tax laws themselves are subject to change.  Consequently, taxing authorities from various jurisdictions may impose tax assessments or judgments against us that could result in a significant change to earnings related to prior periods, and or an increase in our effective income tax rate.

•
The Sarbanes-Oxley Act of 2002 required us to change or supplement some of our corporate governance and securities disclosure and compliance practices. The SEC and NASDAQ have revised, and continue to revise their regulations and listing standards. These developments have increased and may continue to increase our legal compliance and financial reporting costs. These developments also may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This, in turn, could make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

•
We invest our excess cash in marketable securities consisting primarily of auction rate securities (“ARS”), municipal bonds, and money market funds. As of the end of fiscal year 2010, the ARS we owned had a par value of $69,200,000. Since the fourth fiscal quarter of 2008, the ARS market has experienced failures. The funds associated with securities that experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of April 3, 2010, we classified the majority of our ARS as long-term assets in our Consolidated Balance Sheet, as our ability to liquidate such securities in the next 12 months is uncertain. We have also recorded a $4,200,000 temporary decline in fair value for these investments, which in accordance with the authoritative guidance, has been recorded in Other Comprehensive Loss. We believe that we will be able to recover these securities at par value in a future period, as they are AAA or Aaa rated and, are guaranteed by the United States Department of Education. However, there is no assurance that we will be able to settle these bonds and recover the cash, nor if we do recover the cash, when this may occur. We may have to incur further impairment if the auctions of our securities continue to fail. If the fair value of these investments declines permanently or is other than temporarily impaired, we would be required to take an impairment charge which would flow through our income statement as an expense and could cause us to incur a loss for the relevant fiscal period.

•
Stock option accounting rules require charges to income due to stock compensation associated with options and result in lower reported operating results prepared in accordance with generally accepted accounting principles. The additional expenses resulting from the authoritative guidance in stock compensation may negatively impact our future stock price if we continue to utilize broad-based employee stock plans to attract and retain employees or else, if we cease doing so and others do not, it could result in a competitive disadvantage to us in the employee marketplace.

•
Our stock price is subject to wide fluctuations from many factors such as changing financial market conditions, variations in our quarterly operating results, changes in estimates and recommendations by securities analysts, hedging of our stock and other transactions by investors.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease a building at 71 Vista Montana, San Jose, California, covering approximately 61,700 square feet where our six-inch submicron wafer fabrication and process engineering are located.  In April 2010, we amended the lease term of this facility by extending the term five years to expire in April 2016.

We lease a portion of a building located at 10 Sam Chuk Street, San Po Kong, Kowloon, Hong Kong, to house our back-end processing operations including: wafer sort, final test, quality control and assembly logistics as well as our Hong Kong Design Center and our International Sales and Distribution Center.  The original lease for 23,600 square feet was renewed in September 2009 and expires on November 30, 2012. A lease for additional space of 4,500 square feet was renewed in September 2009 and covers three years from September 16, 2009 to September 15, 2012. A new lease for additional space of 10,000 square feet was signed in May 2008 and covers three years and two months from August 1, 2008 to September 30, 2011. We have an option to renew all three of these Hong Kong leases for an additional three years.

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

Item 4.  Removed and Reserved.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Performance Graph
This chart and graph show the value of a $100 cash investment on the last business day of fiscal year 2005 in (i) the Company’s Common Stock, (ii) the NASDAQ Composite Total Return Index – U.S., and (iii) the NASDAQ Electronic Components Total Return Index.  All values assume reinvestments of all dividends and are calculated as of the last day of each of our fiscal years, except for the value of fiscal 2010, which was calculated as of March 31, 2010, as the NASDAQ has yet to release the Total Return Index for April 2010. Note that historic stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	Fiscal Years
	2005	2006	2007	2008	2009	2010
Nasdaq Stock Market (US only)	$100.00	$118.83	$123.22	$113.83	$62.97	$97.72
Nasdaq Electronic Components Stocks	$100.00	$114.92	$112.55	$108.77	$76.23	$118.33
Supertex, Inc.	$100.00	$211.82	$186.99	$115.60	$137.56	$144.09

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

	Fiscal Years Ended
	April 3, 2010		March 28, 2009
	High	Low	High	Low
First Quarter	$27.30	$22.49	$26.13	$20.18
Second Quarter	31.73	23.05	33.50	23.21
Third Quarter	31.27	23.16	28.44	18.26
Fourth Quarter	29.80	22.64	24.43	18.53

On May 28, 2010, the last reported sale price was $27.23 per share.  There were 2,091 shareholders of record of common stock on May 28, 2010. We have not paid cash dividends on our common stock in fiscal years 2010 and 2009, and the Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business.  Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans
We maintain the following three shareholder-approved equity compensation plans, as further described in Note 11 to our Consolidated Financial Statements.

Employee Stock Purchase Plan - Our shareholders approved the adoption of the 2000 Employee Stock Purchase Plan (“ESPP”) and the reservation of shares of common stock for issuance under the ESPP at the August 18, 2000 annual shareholders meeting.  The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of our fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by our board of directors. During fiscal 2010, our board of directors determined not to increase the maximum aggregate number of common stock available for purchase under the ESPP. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of our common stock at a price equal to 95% of the market value of the stock at the end of a six-month offering period.  An eligible employee may purchase no more than 500 shares of common stock during any six-month accumulation period.  A total of 6,504 shares, 7,738 shares and 5,465 shares of our common stock were issued under the ESPP for fiscal years 2010, 2009 and 2008, respectively.  There were 212,350 shares available for future issuance under the ESPP at the end of fiscal year 2010.

Stock Option Plans - The 2001 Stock Option Plan (the “2001 Plan”) provides for granting incentive stock options to employees and non-statutory stock options to employees and consultants; however beginning in August, 2006, our board of directors determined to grant only non-statutory options.  Our board of directors, acting through its designated stock option committee, determines the terms and conditions for individual options. Options granted under the 2001 Plan are granted at the fair market value of our common stock on the date of grant and generally became exercisable beginning one year from the date of grant and generally vested over a five-year period. Options granted prior to August, 2007, generally have a seven-year term while options granted during or subsequent to August, 2007, generally have a ten-year term, with all options expiring prior to such term thirty days after termination of service. No further options may be granted under the 2001 Plan due to the adoption of our new equity incentive plan as described in the following paragraph.

All outstanding stock awards granted under the 2001 Plan will continue to be subject to the terms and conditions as set forth in the agreement evidencing such stock awards and the terms of the 2001 Plan.

Our shareholders approved the adoption of the 2009 Equity Incentive Plan (the “2009 Plan”) at the August 14, 2009 annual meeting for shareholders. Under the 2009 Plan, the total number of shares of our common stock reserved for issuance consists of 1,000,000 shares plus (1) the 159,509 shares which remain authorized for issuance under the 2001 Plan but which were not subject to outstanding stock awards as of August 14, 2009, and (2) those of the 1,440,400 shares subject to stock awards outstanding under the 2001 Plan as of August 14, 2009, that terminate prior to exercise and would otherwise be returned to the share reserves under the 2001 Plan, with the total shares in addition to the 1,000,000 shares thus being up to a maximum of 1,599,909 shares. The 2009 Plan allows us to continue our prior option practices under the 2001 Plan to grant non-statutory options to key employees with an exercise price equal to the fair market value of our stock on the date of grant. Our options typically have a term of ten years and vest over five years, 20% on the first anniversary of the grant date and 20% at the end of each of the following four years. The 2009 Plan also provides us with the flexibility in designing equity incentives, including restricted stock awards, stock appreciation rights, restricted stock unit awards, performance stock awards, and performance cash awards. As of April 3, 2010, there were 1,117,289 shares remaining available for grant under the 2009 Plan.

As of April 3, 2010, there were 1,390,942 and 54,000 shares issuable upon exercise of outstanding options under the 2001 and 2009 Plans at a weighted average exercise price of $27.40 and $25.13, respectively.

We recorded tax benefits of $63,000 in fiscal 2010 and $149,000 in fiscal 2009 on the exercise of non-qualified stock options and early dispositions of stock acquired through the exercise of the incentive stock options under the 2001 Plan and on purchases under ESPP.  Such benefits were recognized as an increase in shareholders’ equity. The table below shows information as of April 3, 2010, with respect to equity compensation plans under which our equity securities are authorized for issuance.  Our current equity compensation plans, consisting of the 2001 and 2009 Plans and ESPP, were approved by security holders.  We have no equity compensation plans that were not previously approved by our shareholders.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,444,942	$27.31	1,329,639	(1)
Equity compensation plans not approved by security holders	0	N/A	0
_________________________
 (1) Includes 212,350 shares reserved as of April 3, 2010 for future purchases by employees through payroll deductions under the ESPP.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There was no purchase activity by the issuer during the three months or fiscal year ended April 3, 2010. There was no purchase activity by an “affiliated purchaser” as defined in Rule 10b-18(a)(3).

We have had share repurchase programs in place since 1992 under which our board of directors authorized us to repurchase an aggregate of 2,900,000 shares. Since the inception of these repurchase programs in 1992 through April 3, 2010, we have repurchased a total of 2,344,000 shares of the common stock for an aggregate cost of $36,551,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of April 3, 2010, the number of shares authorized for future repurchase under our current program was 556,000.

Item 6.  Selected Financial Data

The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.  We use a 52-53 week fiscal year ending the Saturday nearest March 31.  Fiscal year 2010 consisted of 53 weeks. Fiscal years 2009, 2008, 2007 and 2006 each consisted of 52 weeks.

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
(in thousands, except per share amounts)	2010	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$205,218	$190,304	$177,351	$185,932	$156,133
Total liabilities	$24,842	$22,728	$25,476	$24,680	$22,709

Statement of Income Data(1):
Net Sales	$66,724	$78,810	$82,559	$98,020	$80,098
Gross margin	32,002	41,879	46,981	58,349	44,640
Income from operations	3,758	13,994	16,492	27,904	19,532
Net income	$5,125	$12,545	$17,005	$21,427	$15,877
Net income per share:
Basic	$0.40	$0.98	$1.25	$1.56	$1.19
Diluted	$0.39	$0.97	$1.23	$1.53	$1.15
Shares used in per share computation:
Basic	12,912	12,836	13,585	13,715	13,313
Diluted	12,995	12,927	13,790	14,040	13,770
___________________________
(1)The results for fiscal 2010, 2009, 2008 and 2007 were affected by stock-based compensation expense as a result of implementing the authoritative guidance of stock-based compensation at the beginning of fiscal 2007. For more information on Stock-Based Compensation, see Notes 1 and 11 to our Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
We design, develop, manufacture, and market integrated circuits (“ICs”), utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We are an industry leader in high voltage integrated circuits (HVCMOS and HVBiCMOS), taking advantage of the best features of CMOS, bipolar and DMOS technologies and integrating them into the same chip.  These ICs are used in the medical ultrasound imaging, LCD TV backlighting, LED general lighting, telecommunications, printer, flat panel display, and industrial and consumer product industries. We also supply custom integrated circuits for our customers using customer-owned designs and mask tooling with our process technologies. Our current growth strategy relies on our ability to continuously and successfully introduce and market new innovative products that meet our customers’ requirements.

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

	Fiscal Years Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	52.0	46.9	43.1
Research and development	23.1	18.4	18.1
Selling, general and administrative	19.2	16.9	18.8
Income from operations	5.7	17.8	20.0
Interest and Other income:
Interest income	1.6	4.0	7.5
Other income, net	2.3	(1.8)	(0.3)
Income before provision for income taxes	9.6	20.0	27.2
Provision for income taxes	1.9	4.1	6.6
Net income	7.7%	15.9%	20.6%

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

Revenue Recognition
We recognize revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain, and collection of the resulting receivable is reasonably assured.  For sales to OEMs, we use either a binding purchase order or signed agreement as evidence of an arrangement.  For those customers which have a hub arrangement, we recognize revenue when our products are transferred from the hub to the customer’s manufacturing facility or to its assembly subcontractor’s manufacturing facility. Sales through our distributors are evidenced by binding purchase orders on a transaction-by-transaction basis.  Because of the uncertainty associated with pricing concessions and possible returns, with the exception of certain products, we defer the recognition of revenue to all our distributors, domestic and foreign, and the related costs of sales until our distributors have sold the merchandise to their end customers.  Following a prior period change in our terms and conditions to eliminate return rights for distributors for certain products, we continued to defer revenue recognition until the distributors had sold these parts as we would grant concessions and accept some returns for a period of time after the change. Beginning in the fourth quarter of fiscal 2009, for sales to distributors of certain products that are not returnable, we had established sufficient history of not granting concessions to begin to recognize revenue on such items upon their shipment. At the end of each period our distributors provide us an inventory balance report which allows us to determine products sold to their end customers.

We also provide custom processing services for manufacture of integrated circuits, using customer-owned designs and mask tooling.  Under this “custom processing service” arrangement, a tangible product is sold, and we bear the risk of loss until title is passed.  Title to the product under the “custom processing service” arrangement is passed to the customer at the time of shipment.

From time to time, deferred revenue results from up-front billings to customers under non-recurring engineering (“NRE”) contracts. We recognize revenue from our NRE contracts upon completion of contract milestones, which corresponds to when we provide the services and/or products.  Revenue is deferred for any amounts received prior to completion of contract milestones, such as amounts to be received upon delivery of proto-type product, if such a delivery is not an agreed upon milestone. Some of our NRE contracts include formal customer acceptance provisions in which case, at the end of each period, we determine whether customer acceptance has been obtained for the specific milestone.  If customer acceptance has not been obtained, we defer the recognition of such revenue until customer acceptance is obtained.

Sales Returns and Other Allowances
We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded.  We base these estimates on historical experience, analyses of outstanding Return Material Authorization and Allowance Authorization data and any other form of notification we receive of pending returns.  We continuously monitor and track product returns and in circumstances where we are aware of a specific customer return or allowance which is over and above normal historical sales returns, we record a specific allowance against the amounts due in order to reduce our net receivable from such customer.  While our sales returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have had in the past.  Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns occur.

Warranty
For sales through distributors, our policy is to replace under warranty defective products at our own expense for a period of 90 days from date of shipment. This period may be extended in certain cases. This liability is limited to replacement of the product and freight and delivery costs. In certain cases, we may pay for rework. This warranty shall not apply to any of such products which have been repaired or altered, except by us, or which shall have been subjected to misuse, negligence, or accident. We do not extend the original warranty period of any product which has either been repaired or replaced by us. We reserve for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical experience. The warranty reserve as of April 3, 2010 was $100,000.

Allowance for Doubtful Accounts
We evaluate the collectability of our accounts receivable based on two methods.  The amounts calculated from each of these methods are combined to determine the total amount reserved.  First, we evaluate specific accounts where we have information that a specific customer may have an inability to meet its financial obligations to us (for example due to bankruptcy, etc.).  In these cases, significant management judgment and estimates must be made based on the best available facts and circumstances.  We record a specific allowance for that customer against amounts due and reduce the net recognized receivable to the amount we reasonably believe will be collected.  These specific allowances are re-evaluated and adjusted as additional information is received that affects the amount reserved.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Second, a minimum allowance is established for all other customer receivables as a percentage applied to outstanding accounts receivable.  This percentage is based on our historical collection and write-off experience.

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

While we have programs to minimize the required inventories on hand and consider technological obsolescence when adjusting inventory carrying values to market values, it is possible that such estimates could change in the near term.  If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and will be reflected in cost of sales in the period the revision is made.

Impairment of Long-Lived Assets
We routinely consider whether indicators of impairment of long-lived assets are present.  If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value.  If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.  Fair value is determined using various approaches, including discounted future cash flows, independent appraisals or other relevant methods.  If the assets determined to be impaired are to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value.  The fair value of the asset then becomes the asset's new carrying value, which we depreciate or amortize over the remaining estimated useful life of the asset where appropriate. We may incur impairment losses in future periods if factors influencing our estimates change. Historically, we have not had the need for an impairment charge on our long-lived assets.

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

Our management must determine the probability that we will be able to utilize our deferred tax assets. If we determine that recovery is unlikely, then a valuation allowance against our deferred tax asset must be recorded by increasing income tax expense. As of April 3, 2010, we believe that our deferred tax assets recorded on our balance sheet will be utilized. However, should there be a change in our ability to utilize or recover our deferred tax assets, an additional income tax expense would be incurred in the period in which it was determined that the recovery is not probable.

On February 20, 2009, California Governor Arnold Schwarzenegger signed budget legislation containing significant California tax law changes including tax-related economic incentives and tax increases. The enacted legislation includes an election to apply a single sales factor apportionment formula for most businesses starting in tax years beginning on or after January 1, 2011. If we adopt such a formula, we expect the California effective tax rate will be lower. As a result of the legislation during fiscal 2009, we have revalued our California deferred tax assets expected to be realized after April 2, 2011.

The authoritative guidance of income taxes provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This authoritative guidance also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. This authoritative guidance requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate, and consequently affect our operating results. The reserve amount associated with this authoritative guidance was determined with considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases, ongoing tax audits, and other information. During the fiscal year ended April 3, 2010, the liability for uncertain tax positions less accrued interest and penalties decreased from $4,219,000 to $4,142,000. Of the total $4,142,000 of uncertain tax benefits, $3,018,000 represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.

Stock-Based Compensation
We apply the fair value recognition provisions of stock-based compensation, and accordingly use the prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including stock options, based on the estimated fair value of those awards at their grant date. We use the Black-Scholes option-pricing model to determine the fair value of stock options, which requires various subjective assumptions including expected term, expected volatility and risk-free interest rates. We record the cost as compensation expense on a straight-line basis over the period during which the employee or director is to perform services in connection with the award (generally over the vesting period of the award).

Accounting for available-for-sale investments
Our available-for-sale portfolio in fiscal 2010 includes ARS and municipal bonds.  These securities are reported at fair value. The ARS held by us are primarily backed by pools of student loans and are guaranteed by the United States Department of Education. In addition, all ARS held by us are rated by the major independent rating agencies as either AAA or Aaa. Due to the lack of availability of observable market quotes on our investment portfolio of ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security.  We review our securities for impairments in accordance with the authoritative guidance and other related FASB guidance in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” Declines in fair value that are considered other-than-temporary are charged to the Statement of Income and those that are considered temporary are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

In light of the current market condition for ARS, we developed different scenarios for the significant inputs used in the discounted cash flow model, including, but not limited to liquidity discount of 150 basis points for the current ARS market, and the timing of recovery of ARS market from three to six years. The estimated fair value of our ARS ranges from $63,400,000 to $66,000,000 or 92% to 95% of par value. We believe this estimated range of fair value of our ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behaviors, and public policy implications associated with the student loan based ARS market. We have concluded that the fair value of our ARS was $65,000,000 as of April 3, 2010 and recorded a temporary impairment of $4,200,000.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page 44 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Recent Developments
We operate in the highly cyclical global semiconductor market, evidenced by fluctuating demand cycles for our products.  After three fiscal years of sales growth in 2005 through 2007, sales declined in fiscal 2008 and 2009 primarily due to a reduction in demand from one of our significant customers, as its products that use our EL inverter ICs experienced significantly reduced sales. Our fiscal 2009 sales also declined due to the start of the global recession in the second half of fiscal 2009. Our overall custom processing services sales experienced alternating years of growth and decline during fiscal 2007 through 2010, with 2007 and 2009 being growth years. We have not focused on expanding this portion of our business.

During the second half of fiscal 2010 overall sales of products in all of our target markets increased 27% compared to the first half following their decline in the recent global recession that began for us in the third quarter of fiscal 2009. During the recession, quarterly sales run-rate reduced from a previous level of approximately $23,000,000 to a trough of $13,555,000. In the third and fourth quarters of fiscal 2010 sales were $16,735,000 and $20,559,000, respectively. The sequential growth of nearly $4 million in the fourth fiscal quarter was due primarily to increased demand for medical ultrasound analog switches and high voltage ultrasound pulser circuits and chipsets, as well as increases in LED drivers for general lighting applications and products for our telecom and industrial and other markets. These increases more than offset a 27% decline in sales of LED drivers for backlighting LCD TVs due to our primary customer’s transitioning to the 2010 models which use our new drivers which allow longer LED strings and fewer drivers per TV set.

Counter to the cyclical trends experienced by most of our target markets during the past several years, sales in our LED lighting and backlighting markets have grown significantly from $1,412,000 in fiscal 2007 to $14,850,000 in fiscal 2010. Quote activity and design wins have been strong in the LED lighting and backlighting markets.

Results of Operations

Fiscal 2010 vs. Fiscal 2009

Net Sales
We operate in one business segment comprised of the design, development, manufacturing and marketing of high voltage analog and mixed signal ICs. A breakdown of our total sales to customers in the medical electronics, LED lighting, imaging, telecom, and industrial/other markets as well as year-over-year changes are shown below :

(dollars in thousands)	Fiscal Years Ended				Year-Over-Year
Markets	April 3, 2010		March 28, 2009		Change
Medical Electronics	$24,735	37%	$33,368	43%	-26%
LED Lighting	14,850	22%	4,973	6%	199%
Imaging	13,407	20%	20,550	26%	-35%
Telecom	5,252	8%	7,139	9%	-26%
Industrial/Other	8,480	13%	12,780	16%	-34%
Net Sales	$66,724	100%	$78,810	100%	-15%

We have a broad base of customers, which in some cases manufacture end products spanning multiple markets.  As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation.  Actual results may differ from those reported.

Net sales for the fiscal year 2010 were $66,724,000, a 15% decrease compared to $78,810,000 for the prior fiscal year, which was primarily due to reduced demand resulting from weakness in the overall economy which began in the second half of fiscal 2009 and continued through the first half of 2010. In our second fiscal quarter of 2010 sales began to recover and continued to increase sequentially through our fourth fiscal quarter. In addition to the overall weak economy, there were shifts in demand from some of our customers. For example, one of our largest customers of EL inverter ICs for cell phones lost market share; lower demand from our customer for our driver ICs for a military radio application reduced our telecom shipments; and a general decline in the expansion of optical telecom network infrastructure also reduced telecom shipments. These decreases were partially offset by increases in sales of our LED driver ICs for backlighting LCD TVs and for general lighting throughout most of fiscal 2010.

Our sales to the Medical Electronics market accounted for 37% of total sales in fiscal 2010 and decreased 26% compared to the prior fiscal year.  This sales decrease was primarily attributable to a reduction in selling prices of analog switches and high voltage ultrasound pulser ICs and chipsets due to increased competition, and to a lesser extent due to lower unit shipments of our analog switches and high voltage ultrasound pulser ICs and chipsets due to the weak overall economy.

In recent years, the overall ultrasound market has been shifting from big console systems to transportable and hand-carried ultrasound imaging units, which has driven the ultrasound imaging market growth along with product upgrades for console cart-wheel machines and large stationary systems.  Because of space and power constraints, there are more requirements for integration, and with our high voltage IC technology we have been among the most qualified to support these requirements. Geographically, the imaging equipment market is expanding very rapidly in China, India and many African countries.  Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and manufacturers of medical ultrasound machines to whom we have sold our products successfully.  Companies in those regions continue to grow and develop new machines. Today we see significant opportunities with medical ultrasound imaging machine companies in China and Korea. This market began to grow for us in fiscal 2007 and continued in fiscal 2008. The global economic slowdown which began in the second half of fiscal 2009 and carried through the first quarter of fiscal 2010 negatively impacted sales of capital equipment, including medical ultrasound imaging machines. Our sales in China increased in fiscal 2010 over fiscal 2009 because of the domestic stimulus funding plan put in place by the Chinese government targeted towards key sectors to build up their healthcare infrastructure. Due to the global economic improvement, the global demand for medical ultrasound imaging machines picked up in our fourth fiscal quarter of fiscal 2010. We are expanding our product development activities and product offerings to capitalize on these exciting market growth opportunities.  Through the introduction of our new integrated solutions along with our discrete building block product offerings, we believe we will continue to be a major player in this business.

Sales to the LED lighting market of $14,850,000 in fiscal 2010 increased 199% compared to the prior fiscal year.  This increase was due primarily to significantly increased shipments of our high voltage LED driver ICs for backlighting LCD TVs with LED backlighting units (“LED TVs”) which have ramped up volume production during the past several quarters at a tier-one OEM prior to a decline in the fourth quarter as the customer transitioned to its 2010 models which use our new drivers which allow longer LED strings and fewer drivers per TV set. During fiscal 2010 we also began shipping production quantities to three second tier OEMs. Additionally, general lighting LED application sales have increased compared to fiscal 2009.

We expect that sales of LED driver ICs for LED TVs will continue to ramp in fiscal 2011 as LED backlighting unit (“BLU”) prices continue to decline and at the same time LED backlighting offers far superior and compelling features versus the conventional CCFL backlighting such as: higher contrast ratio, light weight, thin form factor, and very low power consumption. According to certain industry projections, the number of LED TVs sold in calendar 2010 will increase at least four-fold versus calendar 2009. We also expect that sales of our LED driver ICs for general lighting applications will continue to grow in fiscal 2011.

Sales to the imaging market in fiscal 2010 decreased 35% compared to the prior year primarily due to significantly reduced demand for our customers’ products and the weak overall economy. This was partially offset by increased shipments of our EL inverter ICs to a hand-set OEM for a new family of products during the second half of fiscal 2010. We are one of the key providers of EL driver ICs for cell phones and are also pursuing EL backlighting applications in other products, such as netbooks, notebooks and laptops. In the other major component of our imaging market, drivers for non-impact inkjet printers and plotters as well as other displays, sales were lower in fiscal 2010 compared to fiscal 2009 due to the overall weak economy; however, during our second half of fiscal 2010 sales of these products increased compared to the first half. We are one of the key providers of driver ICs for hand-held instruments and watches and the leading supplier in the high-end industrial printer market, with both standard and custom products.

Sales to the telecom market in fiscal 2010 decreased 26% compared to the prior fiscal year.  This decrease in sales was primarily due to lower shipments of driver ICs for a military radio application and to a lesser extent reduced demand for high voltage MEMS driver ICs for optical-to-optical switching applications.

Sales to the industrial/other market decreased 34% in fiscal 2010 compared to fiscal 2009 due to the overall economic downturn that began in the second half of fiscal 2009 and continued through the first half of fiscal 2010, however sales in our fourth fiscal quarter increased significantly from the quarterly run-rate experienced in the first three fiscal quarters.

Our current growth strategy relies on our ability to continuously and successfully introduce and market new innovative products that meet our customers’ requirements.

Our principal geographic markets are in Asia, the U.S., and Europe. Sales by geographic regions as well as year-over-year percentage changes were as follows. The sales amounts are based on where we ship our products to, rather than where the customers’ headquarters are located.

	Fiscal Years Ended				Year-Over-Year
(Dollars in thousands)	April 3, 2010		March 28, 2009		Change
China	$21,060	32%	$17,968	23%	17%
United States	21,043	32%	29,301	37%	-28%
Asia (excl. China)	17,280	26%	20,670	26%	-16%
Europe	7,022	10%	10,093	13%	-30%
Other	319	0%	778	1%	-59%
Total Net Sales	$66,724	100%	$78,810	100%	-15%

Net sales to international customers in fiscal 2010 were $45,681,000, or 68% of our net sales as compared to $49,509,000 or 63% of net sales for the prior fiscal year. This decrease in international net sales was primarily due to the global economic downturn and the decline in shipments of our EL inverters to manufacturing locations in Asia, excluding China. The increase in sales to China was primarily due to higher shipments of our drivers of LED lighting and backlighting products and to a lesser extent due to higher medical ultrasound sales. The decrease in sales to the United States was primarily due to the global economic downturn and the migration of contract manufacturing to Asia.

Cost of Sales and Gross Profit
Gross profit represents net sales less cost of sales.  Cost of sales includes the cost of purchasing raw silicon wafers; costs associated with assembly, packaging, test, quality assurance and product yields; the cost of personnel, facilities, and equipment associated with manufacturing support; and net charges for excess or obsolete inventory.

Gross profit for fiscal year 2010 was $32,002,000 compared to $41,879,000 in fiscal year 2009.

As a percentage of net sales, gross margin was 48% for fiscal 2010 compared to 53% in the prior fiscal year. The decline in gross margin was primarily attributable to lower overall sales, unfavorable product mix, reduced average selling prices in certain medical ultrasound products, and higher inventory reserves. These factors were partially offset by reduced manufacturing costs. We wrote down inventory totaling of $3,448,000 and $2,322,000 for fiscal years 2010 and 2009, respectively.

	Fiscal Years Ended
(Dollars in thousands)	April 3, 2010	March 28, 2009
Gross Margin Percentage	48%	53%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Cost of Previously Written Down Inventory Sold	$1,645	$1,372
Percentage of Net Sales	2.5%	1.7%

Research and Development(“R&D”)
	Fiscal Years Ended
(Dollars in thousands)	April 3, 2010	March 28, 2009	Year-Over-Year Change
R&D Expenses	$15,404	$14,553	6%
Percentage of Net Sales	23%	18%

R&D expenses include payroll and benefits, processing costs, and depreciation. We also expense proto-type wafers and mask sets related to new products as R&D expenses.

Expenditures for R&D were $15,404,000 and $14,553,000 in fiscal 2010 and 2009, respectively. The increase of $851,000 in R&D expense for the current year is primarily due to increased costs for masks and tooling  in support of development activities for advanced circuit designs of $644,000, higher labor benefits expense of $512,000 due to an increase during fiscal 2010 of $454,000 in fair value of the Company’s Deferred Compensation Plan (“NQDCP”) assets compared to a decrease of $495,000 during fiscal 2009, along with higher employee stock compensation expense of $404,000, partially offset by lower profit sharing bonus and other benefits, and due to higher design consulting expense and legal expense for patent filings. These increases were partially offset by reduced usage of wafer fab services in support of development activities for advanced manufacturing processes of $642,000. Many of the fifty products under development are expected for release in the next two years.

R&D expenses were 23% of net sales in fiscal 2010 compared to 18% in the prior fiscal year. We expect R&D spending in fiscal year 2011 to between 16% and 18% of net sales.

Selling, General and Administrative (“SG&A”)
	Fiscal Years Ended
(Dollars in thousands)	April 3, 2010	March 28, 2009	Year-Over-Year Change
SG&A Expenses	$12,840	$13,332	-4%
Percentage of Net Sales	19%	17%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax and compliance services related to Sarbanes-Oxley Act of 2002.

Total SG&A expenses were $12,840,000 in fiscal 2010 compared to $13,332,000 in fiscal 2009.  The decrease of $492,000 in SG&A expenses resulted primarily from a $934,000 decrease in consulting and professional service expense related to reduced tax planning, audit and legal expenses, a $452,000 decrease in payroll expense due to reduced staffing, and a $413,000 decrease in sales commissions. These decreases were partially offset by a higher benefits expense of $1,598,000 primarily relating to an increase in fair value of the Company’s NQDCP plan assets of $964,000 during fiscal 2010 compared to a decrease last year of $806,000. Increase or decrease in the fair value of the Company's NDQCP Plan Assets corresponds to the increase or decrease in the NDQCP liability. To recognize the increase or decrease in the NDQCP plan assets, the Company records the difference in fair value to other income and expense. Correspondingly, to recognize the increase or decrease in the NDQCP liability, the Company records the difference to other benefits expense.

SG&A expenses may increase in absolute dollars if the overall economy improves and our sales recover correspondingly. SG&A expenses may fluctuate as a percentage of net sales.

Interest Income and Other Expense, Net
	Fiscal Years Ended		Year-Over-Year
(Dollars in thousands)	April 3, 2010	March 28, 2009	Change
Interest Income	$1,058	$3,209	-67%
Other Income (Expense), Net	1,560	(1,437)	209%
Total Interest Income and Other income, Net	$2,618	$1,772	48%
Percentage of Net Sales	4%	2%

Interest income and other income, net for fiscal year 2010 was $2,618,000 compared to $1,772,000 in fiscal 2009.

Interest Income  Interest income, which consists primarily of interest income from our cash, cash equivalents, short-term and long-term investments, was $1,058,000 in fiscal 2010 compared to $3,209,000 in fiscal 2009. The decrease in interest income in fiscal 2010 was due to lower interest rates, partially offset by interest income generated by higher cash and investment balance.

Other Income (expense), Net Other income, net was $1,560,000 for fiscal 2010 compared to an expense of $1,437,000 for fiscal 2009. This difference of $2,997,000 was primarily due to an increase in fair value of investments held by the Company’s NQDCP of $1,607,000 in fiscal 2010 versus a decrease in such fair value of $1,464,000 in fiscal 2009.

Provision for Income Taxes The provision for income taxes represents federal, state and foreign taxes.  The provision for income taxes for fiscal 2010 was $1,251,000 at an effective tax rate of 20% compared to $3,221,000 also at an effective tax rate of 20% in 2009. Our effective tax rate of 20% was less than the combined federal and state tax rate due to the benefits of R&D credits, release of reserves on uncertain tax positions, tax exempt investment income, domestic production activities deduction and shifts of income among jurisdiction with different tax rates, partially offset by the adverse impact of stock based compensation expenses.

Fiscal 2009 vs. Fiscal 2008

Net Sales
A breakdown of our total sales to customers in the medical electronics, LED lighting, imaging, telecom, and industrial/other markets as well as year-over-year changes are shown below:

(Dollars in thousands)	Fiscal Years Ended				Year-Over-Year
Markets	March 28, 2009		March 29, 2008		Change
Medical Electronics	$33,368	43%	$30,381	37%	10%
LED Lighting	4,973	6%	3,871	5%	28%
Imaging	20,550	26%	26,473	32%	-22%
Telecom	7,139	9%	8,715	10%	-18%
Industrial/Other	12,780	16%	13,119	16%	-3%
Net Sales	$78,810	100%	$82,559	100%	-5%

Net sales for the fiscal year 2009 were $78,810,000, a 5% decrease compared to $82,559,000 for the prior fiscal year, which was primarily due to reduced demand from a major handset customer of EL inverters, which are part of our imaging market. However, sales increased in our medical electronics and LED lighting markets.

Our sales to the medical electronics market accounted for 43% of total sales in fiscal 2009 and increased 10% compared to the prior fiscal year.  This sales increase was attributable to higher unit shipments of our high voltage ultrasound pulser ICs and medical custom processing services.  These increases were partially offset by reduced selling prices of analog switches and multiplexers and our high voltage ultrasound pulser ICs, as we experienced increased pressure to reduce prices due to increased competition.

Sales to the LED lighting market of $4,973,000 in fiscal 2009 increased 28% compared to the prior fiscal year.  This increase in sales was due to higher shipments of ICs for general lighting applications.

Sales to the imaging market in fiscal 2009 decreased 22% compared to the prior year primarily due to significantly reduced demand from a major handset customer using our EL inverter products for keypad backlights in its cell phones. During fiscal 2009, our customer continued to lose market share as this customer’s products matured and demand for them declined.  In the other major component of our imaging market, drivers for non-impact inkjet printers and plotters, sales were essentially flat in fiscal 2009.

Sales to the telecom market in fiscal 2009 decreased 18% compared to the prior fiscal year.  This decrease in sales was primarily due to lower shipments for a military radio application.

Sales to the industrial/other market decreased 3% in fiscal 2009 compared to fiscal 2008. Increased sales of drivers for ATE products were offset by declines in general industrial markets due to the overall global economic downturn.

Our principal geographic markets are in China, United States, Asia, and Europe. Sales by geography, based on where we ship our products to, rather than where the customers’ headquarters are located, as well as year-over-year change are as follows:

	Fiscal Years Ended				Year-Over-Year
(Dollars in thousands)	March 28, 2009		March 29, 2008		Change
China	$17,968	23%	$18,903	23%	-5%
United States	29,301	37%	30,162	37%	-3%
Asia (excl. China)	20,670	26%	21,645	26%	-5%
Europe	10,093	13%	11,005	13%	-8%
Other	778	1%	844	1%	-8%
Total Net Sales	$78,810	100%	$82,559	100%	-5%

Net sales to international customers in fiscal 2009 were $49,509,000, or 63% of our net sales as compared to $52,397,000 or 63% of net sales for the prior fiscal year. The decreases in sales to China and the Asian region were primarily due to the decline in shipments of our EL inverters to manufacturing locations in those regions. The decreases in sales to Europe and the United States were primarily due to the global economic downturn.

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

As a percentage of net sales, gross margin was 53% for fiscal 2009 compared to 57% in fiscal 2008. The decline in gross margin was primarily attributable to lower overall sales, reduced factory utilization, and to a lesser extent reduced average selling prices in certain medical ultrasound products. These factors were partially offset by reduced costs as we exercised significant cost-cutting measures during the second half of fiscal 2009. The Company wrote down inventory totaling of $2,322,000 and $3,217,000 for fiscal years 2009 and 2008, respectively.

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

Research and Development
	Fiscal Years Ended
(Dollars in thousands)	March 28, 2009	March 29, 2008	Year-Over-Year Change
R&D Expenses	$14,553	$14,953	-3%
Percentage of Net Sales	18%	18%

R&D expenses include payroll and benefits, processing costs, and depreciation. We also expense proto-type wafers and mask sets related to new products as R&D expenses.

Expenditures for R&D were $14,553,000 and $14,953,000 in fiscal 2009 and 2008, respectively. The decrease of $400,000 in R&D expense was primarily due to reduced usage of wafer fab services in support of development activities for advanced manufacturing processes of $1,132,000 and lower labor benefits expense of $510,000 due to a reduction of $387,000 in fair value of the Company’s NQDCP assets and lower profit sharing bonus. This was offset by higher payroll expense of $1,148,000. During fiscal 2009, benefits expense related to stock-based compensation was $1,236,000 compared to $1,053,000 in fiscal 2008.

R&D expenses were 18% of net sales in both fiscal 2009 and 2008.

Selling, General and Administrative
	Fiscal Years Ended
(Dollars in thousands)	March 28, 2009	March 29, 2008	Year-Over-Year Change
SG&A Expenses	$13,332	$15,536	-14%
Percentage of Net Sales	17%	19%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax and compliance services related to Sarbanes-Oxley Act of 2002.

SG&A expenses were $13,332,000 in fiscal 2009 compared to $15,536,000 in fiscal 2008.  The decrease of $2,204,000 in SG&A expenses resulted primarily from a $742,000 decrease in benefits expense due to a reduction in fair value of the Company’s NQDCP assets and decreased profit sharing bonus.  Also contributing to the reduced expense were lower sales commissions due to lower sales, lower payroll, reduced travel and entertainment costs, and reduced bad debt expense, as we exercised significant cost-cutting measures due to the decline in sales during the second half of fiscal 2009.

Interest Income and Other Income (Expense), Net
	Fiscal Years Ended		Year-Over-Year
(Dollars in thousands)	March 28, 2009	March 29, 2008	Change
Interest Income, Net	$3,209	$6,189	-48%
Other Income (expense), Net	(1,437)	(201)	615%
Total Interest and Other Income, Net	$1,772	$5,988	-70%
Percentage of Net Sales	2%	7%

Interest income and other income, net for fiscal year 2009 was $1,722,000 compared to $5,988,000 in fiscal 2008.

Interest Income Interest income, which consists primarily of interest income from our cash, cash equivalents and long-term investments, was $3,209,000 in fiscal 2009 compared to $6,189,000 in fiscal 2008. The decrease in interest income in fiscal 2009 was primarily due to lower interest rates on investments in ARS.

Other Income (expense), Net Other expense, net was $1,437,000 for fiscal 2009 compared to $201,000 for fiscal 2008. This difference of $1,236,000 was primarily due to a decline in fair value of investments held by our NQDCP of $1,464,000 in fiscal 2009 versus a decrease in fair value of $374,000 in fiscal 2008.

Provision for Income Taxes The provision for incomes taxes represents federal, state and foreign taxes.  The provision for income taxes for fiscal 2009 was $3,221,000 at an effective tax rate of 20% compared to $5,475,000 at an effective tax rate of 24% in 2008.  The lower effective tax rate in fiscal 2009 reflected shifts of income among jurisdictions with different tax rates, increased domestic production activities deduction, and expiration of tax contingencies, partially offset by reduced tax benefits from tax-exempt investments. Our effective tax rate of 20% was less than the combined federal and state tax rate due to the benefits of tax exempt investment income, domestic production activities deduction and R&D credits, and shifts of income among jurisdiction with different tax rates, partially offset by the adverse impact of stock based compensation expenses.

Financial Condition

Overview
Total cash, cash equivalents, short-term and long-term investments balance as of April 3, 2010, was $152,013,000, compared with $137,034,000 on March 28, 2009, and $121,260,000 on March 29, 2008.  The increase in fiscal 2010 resulted primarily from $8,541,000 of cash provided by operating activities, an increase in ARS fair value of $4,704,000 and proceeds from exercises of stock options and ESPP of $1,214,000, partially offset by capital expenditures of $1,201,000. Working capital is defined as current assets less current liabilities.  Working capital was $107,271,000, an increase of $29,940,000 from $77,331,000 as of March 28, 2009.  This increase in working capital was mostly the result of an increase in cash provided by operating activities of $8,541,000 and partial redemptions of our ARS of $19,200,000 which were reinvested in short-term securities.

Liquidity and Capital Resources

Fiscal 2010

In summary, our cash flows were as follows (in thousands):

	Fiscal Years Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Net cash provided by operating activities	$8,541	$22,406	$15,912
Net cash (used in) provided by investing activities	(23,872)	(17,792)	4,251
Net cash provided by (used in) financing activities	1,240	1,728	(24,913)
Net (decrease) increase in cash and cash equivalents	$(14,091)	$6,342	$(4,750)

Operating Activities
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the year ended April 3, 2010, net cash provided by operating activities was $8,541,000, compared to $22,406,000 in fiscal 2009.  This decrease of $13,865,000 resulted from a lesser net income after non-cash adjustments of $11,332,000 and a decrease from changes in assets and liabilities totaling $2,533,000. The lower non-cash adjustments were primarily an unrealized gain from short-term investments compared to an unrealized loss last year and a reduction in deferred income taxes compared to an increase last year, partially offset by higher provision for excess and obsolete inventories due to reduced overall demand during the first half of fiscal 2010, and higher stock-based compensation expense.  Also contributing to the decrease in cash provided by operating activities were increased trade accounts receivable due to a significant increase in sales during the fourth quarter of fiscal 2010 compared to a decrease in the second half of fiscal 2009, and due to increases in prepaid expenses and inventories, while income taxes payable decreased. These changes in non-cash adjustments were partially offset by increases in trade accounts payable, prepaid income taxes and deferred revenue, as our distributors increased the amount of inventory being carried, while in fiscal 2009 they decreased inventories.

Investing Activities
Investing cash flows consist primarily of capital expenditures and purchases of short-term investments, partially offset by sales of short-term investments and redemptions of long-term investments. Cash used in investing activities was $23,872,000 in fiscal year 2010 compared to cash used of $17,792,000 in fiscal year 2009. During fiscal year 2010, we bought $41,921,000 more of short-term investments than we sold. Partially offsetting this use of cash were par value redemptions of our ARS totaling $19,250,000. Our capital expenditures in fiscal 2010 of $1,201,000 were lower than in fiscal 2009.

Our investment portfolio is primarily comprised of ARS, municipal bonds and money market funds. The ARS we hold have a par value of $69,200,000. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates were reset every seven to thirty-five days (“reset period”) through an auction process. Prior to the fourth quarter of fiscal 2008, at the end of each reset period, investors could sell or continue to hold the securities at par.

Since the fourth quarter of fiscal 2008, the ARS market experienced failures. In general, for each unsuccessful auction, the interest rate moves to a maximum rate defined for each ARS unless the interest earned reaches the maximum amount stipulated by the prospectus. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 15 to 31 years. Although no assurance can be given, we expect that we will receive the full principal associated with these auction-rate securities through one of the means described above. We received partial redemptions of $12,150,000 at par value in fiscal 2009. During fiscal 2010 we received payments totaling $19,250,000 representing 100% of two of our ARS holdings and 46% and 12% of two other ARS holdings, respectively, all parts of which were redeemed at par value. Subsequent to April 3, 2010, we received two payments of $1,100,000 and $16,600,000 at par value, representing 7% and 100%, respectively, of two ARS holdings. We continue to believe that the credit quality of the ARS we hold is high as they are primarily backed by student loans, are insured and guaranteed by the United States Federal Department of Education, and continue to be rated by the major independent rating agencies as either AAA or Aaa.

While the auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. As of April 3, 2010, we had approximately $107,271,000 of working capital, including approximately $87,013,000 of cash, cash equivalents, and short-term investments, and we have generated cash from our operations for the past several years.

As of April 3, 2010, due to the lack of availability of observable market quotes on our investment portfolio of ARS, all of our investments in ARS were classified as Level 3 and the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. This Level 3 fair value of $65,000,000 represents approximately 44% of total assets measured at fair value. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the ARS.

Using this discounted cash flow model, we determined that there was a temporary impairment of $4,200,000 to par value of our ARS as of April 3, 2010. This unrealized loss reflects the decline in the estimated fair value of these ARS in accordance with the authoritative guidance. We concluded that the impairment losses were temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the US Department of Education;

•	there have been no defaults on the ARS we held as of April 3, 2010;

•	their AAA or Aaa credit ratings have not been reduced as of April 3, 2010;

•	we have the intent and ability to hold these investments until the anticipated recovery in market value occurs; and

•
recently, some ARS were redeemed at par value. We received partial redemptions of $12,150,000 at par value in fiscal 2009. During fiscal 2010 we received payments totaling $19,250,000 representing 100% of two of our ARS holdings and 46% and 12% of two other ARS holdings, respectively, all parts of which were redeemed at par value. Subsequent to April 3, 2010, we received two payments of $1,100,000 and $16,600,000, representing 7% and 100%, respectively, of two ARS holdings, which were redeemed at par value.

During fiscal 2010, capital spending consisted primarily of test capacity expansion equipment, software and computer hardware equipment upgrades.

Financing Activities
Financing cash flows consist primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans and sales of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities,  and repurchases of stock on the open market. Net cash provided by financing activities in fiscal 2010 was $1,240,000, primarily from proceeds associated with the exercise of stock options and employee purchases through the employee stock purchase plan. In fiscal 2009 cash provided by financing activities was $1,728,000.  During both fiscal 2010 and 2009, we did not repurchase any shares from the open market.

We expect to spend approximately $4,400,000 for capital acquisitions in fiscal 2011.  We believe that we have substantial production capacity in place to handle any projected increase in business in fiscal 2011.  Most of our $6,791,000 of property, plant and equipment are located in the United States. We also believe that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Fiscal 2009

Operating Activities
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the year ended March 28, 2009, net cash provided by operating activities was $22,406,000, compared to $15,912,000 in fiscal 2008. The increase in fiscal year 2009 compared to 2008 resulted primarily from a greater net income after non-cash adjustments and increase from changes in assets and liabilities. The higher non-cash adjustments were primarily greater increases in deferred income taxes, and unrealized loss from short-term investments, partially offset by lower provision for excess and obsolete inventories and for doubtful accounts and sales returns. Also contributing to the increase in cash provided by operating activities were greater reductions in trade accounts receivable, inventories and prepaid expenses and other assets. These changes in non-cash adjustments were partially offset by a decrease in trade accounts payable and a decrease in deferred revenue, as our distributors reduced the amount of inventory on hand, while in fiscal 2008 their inventories on hand increased.

Investing Activities
Investing cash flows consist primarily of capital expenditures and purchases of short-term investments, partially offset by sales of short-term investments. Cash used in investing activities was $17,792,000 in fiscal year 2009 compared to cash provided of $4,251,000 in fiscal year 2008. During fiscal year 2009, we purchased $27,791,000 of short-term investments more than we sold. Partially offsetting this use of cash were redemptions at par value of our ARS totaling $12,150,000. Our capital expenditures in fiscal 2009 were lower than in fiscal 2008.

Financing Activities
Financing cash flows consist primarily of proceeds from the exercise of stock options under the 1991 and 2001 Plans and sales of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities as required by the authoritative guidance of stock compensation, and repurchases of stock on the open market. Net cash provided by financing activities in fiscal 2009 was $1,728,000 compared to net cash used of $24,913,000 in the prior year. During fiscal 2009, we did not repurchase any shares of our stock on the open market, whereas in 2008 we bought back 1,173,000 shares for $27,371,000.

Off-Balance Sheet Arrangements
We do not have off-balance sheet arrangements. Noted below under “Contractual Obligations” are various commitments we have associated with our business such as lease commitments, open purchase obligations and other items that are not recorded on our balance sheet, since we have not yet received the related goods or services as of April 3, 2010.

Contractual Obligations
The following table summarizes our significant contractual cash obligations at April 3, 2010, which consist of operating facility leases and open volume purchase orders which provide volume discounts. Such obligations are expected to have minimal effect on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years
Operating lease obligations (1) (2)	$1,504	$1,188	$234	$82	$-
Purchase obligations	5,365	5,061	290	-	14
Total Contractual Cash Obligations	$6,869	$6,249	$524	$82	$14
_____________________________
(1)
 We lease facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense, net of sublease income, amounted to $1,200,000 for fiscal 2010 compared to $1,151,000 for the prior fiscal year.

(2)	Amounts exclude the obligation related to the recently negotiated lease extension of our six-inch wafer fabrication facility, which was executed subsequent to April 3, 2010.

Effective April 1, 2007, we adopted the authoritative guidance of income taxes.  As of April 3, 2010, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables was $3,018,000. As of April 3, 2010, we have accrued $407,000 of interest and $400,000 of penalties associated with its uncertain tax positions. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with these uncertain tax positions.

Common Stock Repurchases
There were no share repurchase activities for fiscal years ended April 3, 2010 or March 28, 2009.

Since the inception of the repurchase program in 1992 through April 3, 2010, we repurchased a total of 2,344,000 shares of our common stock for an aggregate cost of $36,551,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares.  As of April 3, 2010, the number of shares remained authorized for future repurchases under this program was 556,000.

Recent Accounting Pronouncements
 In June 2009, FASB issued authoritative guidance for transfers of financial assets, which identifies specific disclosure objectives, and explicitly states that these objectives apply regardless of whether this guidance requires specific disclosures. The specific disclosures required are minimum requirements and an entity may need to supplement the required disclosures depending on the facts and circumstances of a transfer, the nature of an entity’s continuing involvement with the transferred financial assets, and the effect of an entity’s continuing involvement on the transferor’s financial position, financial performance, and cash flows. Disclosures required by other GAAP for a particular form of continuing involvement shall be considered when determining whether the disclosure objectives of this guidance have been met.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (fiscal year beginning on April 4, 2010), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This guidance must be applied to transfers occurring on or after the effective date.  We are currently assessing the potential effect that the adoption of the guidance will have on our Consolidated Financial Statements, but do not expect it to have a material effect.

In June 2009, FASB issued authoritative guidance to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, among other changes.  It is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (fiscal year beginning on April 4, 2010), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the potential effect that the adoption of the guidance will have on our Consolidated Financial Statements, but do not expect it to have a material effect.

In January 2010, FASB issued an update to the authoritative guidance on Improving Disclosures about Fair Value Measurements.  This update requires disclosure as follows:  1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons of transfers.  2) In the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales issuances, and settlements (that is, on a gross basis rather than as one net number).  In addition, this update clarifies existing disclosures as follows: 1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  This update is effective for interim and annual reporting periods beginning after December 15, 2009 (fiscal quarter ended April 3, 2010), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (fiscal quarter and year beginning on April 4, 2010).  We are currently assessing the potential effect that the adoption of the guidance will have on our Consolidated Financial Statements, but do not expect it to have a material effect.

In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance.  The amended guidance also clarifies that an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) must evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. There is no change to the guidance for all other entities, who will continue to be required to evaluate subsequent events through the date the financial statements are available to be issued, and must disclose such date.  For entities, other than conduit bond obligors, the provisions are effective upon issuance (fiscal quarter ended April 3, 2010). Conduit bond obligors will be required to apply the ASU's requirements in fiscal periods ending after June 15, 2010.  The application of the provisions did not materially affect our results of operations or financial position as of and for the period ended April 3, 2010.

In April 2010, the FASB has issued an amendment on guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Consideration can be recognized when a milestone is achieved and met all criteria to be considered substantive in its entirety.  Then the following disclosures are required in the notes to financial statements:
a. A description of the overall arrangement.
b. A description of each milestone and related contingent consideration.
c. A determination of whether each milestone is considered substantive.
d. The factors that the entity considered in determining whether the milestone or milestones.are substantive.
e. The amount of consideration recognized during the period for the milestone or milestones.
This amendment is effective for interim periods on or after June 15, 2010 (fiscal quarter beginning on July 4, 2010).  We are currently assessing the potential effect to our Consolidated Financial Statements in applying this provision, but do not expect it to have material effect.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We are exposed to financial market risks primarily due to changes in interest rates.  We do not use derivatives to alter the interest characteristics of our investment securities.  We have no holdings of derivative or commodity instruments, and our holdings are for purposes other than trading.  Our investment portfolio is primarily comprised of ARS, municipal bonds and money market funds.  Investments and cash and cash equivalents generated interest income of $1,058,000 and $3,209,000 in fiscal years 2010 and 2009, respectively.  Based on our investments and cash and cash equivalent balance as of April 3, 2010, one percentage point change in interest rates would cause change in our annual interest income by an amount of approximately $1,487,000.

As of April 3, 2010, we had no long-term debt outstanding.

ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we have encountered with regard to our ARS, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We recorded a $4,200,000 temporary impairment in value as of April 3, 2010, which decreased from $8,904,000 as of March 28, 2009. In the event we need to access the funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.

The ARS we hold have contractual maturities generally between 15 to 31 years and had a total par value of $69,200,000 as of April 3, 2010, compared to $88,450,000 as of March 28, 2009. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates were reset every seven to thirty-five days through an auction process prior to the fourth quarter of fiscal 2008. At the end of each reset period, investors can sell or continue to hold the securities at par. The ARS held by us are backed by student loans and are guaranteed by the United States Federal Department of Education. In addition, all ARS held by us are rated by the major independent rating agencies as either AAA or Aaa. As our ARS are of high credit rating, we believe the credit risk is very low.

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

Item 8.  Financial Statements and Supplementary Data

The fiscal fourth quarter ended April 3, 2010 consisted of 14 weeks and each of the other quarters presented consisted of 13 weeks.

	Fiscal Quarters Ended
	Apr 3,	Dec 26,	Sep 26,	Jun 27,	Mar 28,	Dec 27,	Sep 27,	Jun 28,
	2010	2009	2009	2009	2009	2008	2008	2008
(Unaudited)	(in thousands, except per share amounts)
Statement of Income Data:
Net sales	$20,559	$16,735	$15,875	$13,555	$15,010	$17,596	$23,453	$22,751
Costs of sales	11,106	8,717	8,474	6,425	8,691	8,076	10,164	10,000
Gross profit	9,453	8,018	7,401	7,130	6,319	9,520	13,289	12,751
Income from operations	1,706	1,078	639	335	593	2,896	5,587	4,918
Income before provision for income taxes	2,180	1,583	1,492	1,121	820	2,752	6,301	5,893
Net income	$1,163	$1,974	$1,083	$905	$944	$2,612	$4,549	$4,440
Net income per share(1)
Basic	$0.09	$0.15	$0.08	$0.07	$0.07	$0.20	$0.35	$0.35
Diluted	$0.09	$0.15	$0.08	$0.07	$0.07	$0.20	$0.35	$0.34

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

(iii) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of April 3, 2010, and have determined that they are effective at the reasonable assurance level.

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

Our management with participation of our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of April 3, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on the assessment using those criteria, management concluded that, as of April 3, 2010, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, also audited and expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of April 3, 2010. The report on the audit of internal control over financial reporting and the audit of the financial statements appears under item 15(a)(1) in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the our internal control over financial reporting identified in connection with management’s evaluation during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Inherent Limitations on Effectiveness of Controls.

Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and competing use of resources, and the benefits of controls must be considered relative to their costs in light of competing demands on limited resources.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to errors or frauds will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts or omissions of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.  Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Stockholders currently planned to be held on August 20, 2010 (the “Proxy Statement”).

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under "Election of Directors" in the Proxy Statement and is incorporated by reference.   The information required by Item 405 of Regulation S-K with respect to disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Compliance with Section 16(a) of the Exchange Act” in the 2010 Proxy Statement.  The required information regarding executive officers is included in Part I hereof under caption "Executive Officers of the Company."

The Company has adopted a Code of Business Conduct and Ethics that applies to all of our employees, agents, contractors, and Board of Directors, including our president and chief executive officer. A copy of the Code of Business Conduct and Ethics is accessible, free of charge, on our Internet website (www.supertex.com).  A printed copy is also available on request. Requests should be directed in writing to Supertex, Inc., 1235 Bordeaux Drive, Sunnyvale, CA, 94089, Attention: Investor Relations.  Information on our website is not part of this Form 10-K report.

The information required by this item 10 regarding our nominating and corporate governance committee, our audit committee, and our audit committee financial expert is incorporated by reference from the information contained in the 2010 Proxy Statement.

Item 11.  Executive Compensation

Information regarding the Company's remuneration of its officers and directors is set forth under "Compensation of Directors" and "Compensation of Executive Officers" in the 2010 Proxy Statement and is incorporated by reference. Other information required by this Item 11 is set forth under “Report of the Executive Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in the 2010 Proxy Statement and is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the 2010 Proxy Statement and is incorporated by reference. The information required by this item with respect to our equity compensation plan is hereby incorporated from Part II, Item 5 of this Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is set forth under “Certain Relationship and Related Transactions” in the 2010 Proxy Statement and is incorporated by reference and information regarding our corporate governance is set forth under “Election of Directors” in the 2010 Proxy Statement and is incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this Item regarding accounting fees and services is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2010 Proxy Statement and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this form:
		Page
1.	Report of Independent Registered Public Accounting Firm	43

2.	Consolidated Financial Statements:
	Consolidated Balance Sheets as of April 3, 2010 and March 28, 2009	44
	For the three years ended April 3, 2010, March 28, 2009 and March 29, 2008:
	Consolidated Statements of Income	45
	Consolidated Statements of Shareholders' Equity	46
	Consolidated Statements of Cash Flows	47
	Notes to Consolidated Financial Statements	48

3.	Exhibits.

3.	Exhibit	Exhibit Description

	3.1	Restated Articles of Incorporation of Registrant filed May 21, 1980.

	3.2	Certificate of Amendment of Articles of Incorporation filed April 16, 1981.

	3.3	Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

	3.4	Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

	3.5 (1)	Amended and Restated Bylaws of Registrant.

	10.1 *	Non-Qualified Deferred Compensation Plan, which became effective January 1, 1996, as most recently amended on December 1, 2008.

10.2
Lease  71 Vista Montana, San Jose, California, comprised of a lease dated December 7, 1988, and five amendments (5/4/89; 6/18/90; 12/21/95; 2/1/95; and 1/223/04) and two assignments (11/15/96 and 2/1/99) with  Sobrato Development Companies #871, as landlord, and Supertex, Inc., as assignee/tenant.

	10.3(2)	Sixth Amendment to Lease of 71 Vista Montana, San Jose, California dated April 16, 2010.

	10.4	Leases of Hong Kong Facility dated 5/16/08, 9/11/09, and 9/11/09 with Jing Wah Garments Mfg. Co. Ltd.

	10.5 (3)*	2000 Employee Stock Purchase Plan.

	10.6 (4)*	2001 Stock Option Plan.

	10.7 (5)*	2009 Equity Incentive Plan.

	10.8*	Profit Sharing Bonus Incentive Plan.

	21.1	Subsidiary of the Registrant.

	23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

	24.1	Power of Attorney (See signature page).

	31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(1)	Exhibit 3.6 to Registrant’s Current Report on Form 8-K dated December 21, 2007, filed with the SEC on December 28, 2007, is hereby incorporated by reference.

	(2)	Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated April 16, 2010, filed with the SEC on April 22, 2010 is hereby incorporated by reference.

	(3)	Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (File No. 333-47606) which was filed with the SEC and became effective on October 10, 2000, is hereby incorporated by reference.

	(4)	Appendix B of Registrant’s amended Proxy Statement on Schedule 14A filed on August 7, 2001 (File No. 000-12718) is hereby incorporated by reference.

	(5)	Appendix 1 of Registrant’s Proxy Statement on Schedule 14A filed on July 2, 2009 (File No. 000-12718) is hereby incorporated by reference.

	*	Denotes a management contract or compensatory plan or arrangement.

(b)	Exhibits 3.1, 3.2, 3.3, 3.4, 10.1,10.2, 10.4, 10.8, 21.1, 23.1, 24.1, 31.1, 31.2, 32.1 and 32.2 are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supertex, Inc.

Dated: June 10, 2010	/s/PHILLIP A. KAGEL
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

Signature	Title	Date

/s/ HENRY C. PAO	Director, President and Chief Executive Officer	June 10, 2010
(Henry C. Pao)	(Principle Executive Officer)

/s/ PHILLIP A. KAGEL	Vice President, Finance and Chief Financial Officer	June 10, 2010
(Phillip A. Kagel)	(Principal Financial and Accounting Officer)

/s/ BENEDICT C. K. CHOY	Director and Senior Vice President, Technology Development	June 10, 2010
(Benedict C. K. Choy)

/s/ W. MARK LOVELESS	Director	June 10, 2010
(W. Mark Loveless)

/s/ ELLIOTT SCHLAM	Director	June 10, 2010
(Elliott Schlam)

/s/ MILTON FENG	Director	June 10, 2010
(Milton Feng)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Supertex, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Supertex, Inc. and its subsidiary at April 3, 2010 and March 28, 2009, and the results of their operations and their cash flows for each of the three years in the period ended April 3, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
June 10, 2010

SUPERTEX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 3, 2010	March 28, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$10,153	$24,244
Short-term investments	76,860	33,294
Trade accounts receivable, net	10,786	8,115
Inventories	15,450	15,700
Prepaid expenses and other current assets	3,726	1,654
Prepaid income taxes	2,456	4,588
Deferred income taxes	8,162	7,625
Total current assets	127,593	95,220
Long-term investments	65,000	79,496
Property, plant and equipment, net	6,791	8,473
Other assets	580	389
Deferred income taxes	5,254	6,726
Total assets	$205,218	$190,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$3,748	$2,934
Accrued salaries and employee benefits	11,430	8,909
Other accrued liabilities	1,167	888
Deferred revenue	3,962	3,276
Income taxes payable	15	1,882
Total current liabilities	20,322	17,889
Income taxes payable, noncurrent	4,520	4,839
Total liabilities	24,842	22,728

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, no par value -- 10,000 shares authorized, none issued and outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 12,944 shares as of April 3, 2010 and 12,872 shares as of March 28, 2009	64,296	59,549
Accumulated other comprehensive loss	(2,566)	(5,494)
Retained earnings	118,646	113,521
Total shareholders' equity	180,376	167,576
Total liabilities and shareholders' equity	$205,218	$190,304

See accompanying Notes to Consolidated Financial Statements.

 SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Years Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Net sales	$66,724	$78,810	$82,559
Cost and expenses:
Cost of sales	34,722	36,931	35,578
Research and development	15,404	14,553	14,953
Selling, general and administrative	12,840	13,332	15,536
Total costs and expenses	62,966	64,816	66,067
Income from operations	3,758	13,994	16,492
Interest and other income:
Interest income	1,058	3,209	6,189
Other income(expense), net	1,560	(1,437)	(201)
Income before provision for income taxes	6,376	15,766	22,480
Provision for income taxes	1,251	3,221	5,475
Net income	$5,125	$12,545	$17,005

Net income per share
Basic	$0.40	$0.98	$1.25
Diluted	$0.39	$0.97	$1.23
Shares used in per share computation
Basic	12,912	12,836	13,585
Diluted	12,995	12,927	13,790

See accompanying Notes to Consolidated Financial Statements.

 SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Number of Common Shares	Stock Amount	Accumulated Other Comprehensive Loss	Retained Earnings	Share-holders’ Equity	Comprehensive Income

Balance, March 31, 2007	13,794	$54,741	$-	$106,511	$161,252
Stock options exercised	123	2,041	-	-	2,041
Issuance of shares under ESPP	5	179	-	-	179
Stock repurchased	(1,173)	(4,924)	-	(22,447)	(27,371)
Stock-based compensation expense	-	2,545	-	-	2,545
Excess income tax benefit from stock-based compensation plans	-	386	-	-	386
Adjustment to retained earnings upon adoption of FIN 48	-	-	-	(93)	(93)
Net income	-	-	-	17,005	17,005	17,005
Unrealized loss from available-for-sale investments	-	-	(4,069)	-	(4,069)	(4,069)
Balance, March 29, 2008	12,749	54,968	(4,069)	100,976	151,875	12,936
Stock options exercised	115	1,504	-	-	1,504
Issuance of shares under ESPP	8	167	-	-	167
Stock-based compensation expense	-	2,761	-	-	2,761
Excess income tax benefit from stock-based compensation plans	-	149	-	-	149
Net income	-	-	-	12,545	12,545	12,545
Unrealized loss from available-for-sale investments, net of taxes	-	-	(1,425)	-	(1,425)	(1,425)
Balance, March 28, 2009	12,872	59,549	(5,494)	113,521	167,576	11,120
Stock options exercised	66	1,060	-	-	1,060
Issuance of shares under ESPP	6	154	-	-	154
Stock-based compensation expense	-	3,470	-	-	3,470
Excess tax benefit from stock-based compensation plans	-	63	-	-	63
Net income	-	-	-	5,125	5,125	5,125
Unrealized loss from available-for-sale investments, net of taxes	-	-	2,928	-	2,928	2,928
Balance, April 3, 2010	12,944	$64,296	$(2,566)	$118,646	$180,376	$8,053

See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
CASH FLOWS FROM OPERATING ACTIVITIES	April 3, 2010	March 28, 2009	March 29, 2008
Net income	$5,125	$12,545	$17,005
Non-cash adjustments to net income:
Depreciation and amortization	2,952	3,397	3,206
Provision for doubtful accounts and sales returns	488	646	1,151
Provision for excess and obsolete inventories	3,448	2,322	3,217
Deferred income taxes	(929)	1,071	(2,900)
Stock-based compensation	3,470	2,761	2,545
Tax benefit related to stock-based compensation plans	63	149	386
Excess tax benefit related to stock-based compensation	(26)	(57)	(238)
Unrealized (gain) loss from short-term investments, categorized as trading	(1,607)	1,464	374
(Gain) loss on disposal of property, plant and equipment	5	23	(201)
Changes in operating assets and liabilities:
Trade accounts receivable	(3,183)	4,546	(1,555)
Inventories	(3,198)	(986)	(6,015)
Prepaid expenses and other assets	(2,239)	1,867	(1,708)
Prepaid income taxes	2,132	(4,588)	-
Trade accounts payable and accrued expenses	3,540	(4,442)	(1,288)
Deferred revenue	686	(1,073)	1,384
Income taxes payable	(2,186)	2,761	549
Net cash provided by operating activities	8,541	22,406	15,912
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(1,201)	(1,971)	(4,413)
Proceeds from disposal of property, plant and equipment	-	-	201
Purchases of investments	(86,233)	(34,529)	(138,274)
Sales of investments	11,143	6,558	146,737
Maturities of investments	52,419	12,150	-
Net cash (used in) provided by investing activities	(23,872)	(17,792)	4,251
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	1,214	1,671	2,220
Stock repurchased	-	-	(27,371)
Excess tax benefit related to stock-based compensation	26	57	238
Net cash provided by (used in) financing activities	1,240	1,728	(24,913)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,091)	6,342	(4,750)

CASH AND CASH EQUIVALENTS:
Beginning of period	24,244	17,902	22,652
End of period	$10,153	$24,244	$17,902

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$3,479	$2,985	$8,367

Supplemental disclosure of non-cash activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$74	$6	$58

See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Supertex, Inc. (together with its wholly-owned subsidiary, Supertex Limited, herein referred to as “Supertex” or the “Company”) designs, develops, manufactures, and markets high voltage analog and mixed signal integrated circuits utilizing high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  The Company supplies standard and custom interface products primarily for use in the medical electronics, LED lighting, imaging, telecommunications, and industrial/other markets.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant inter-company balances and transactions have been eliminated.

Fiscal Period
The Company uses a 52-53 week fiscal year ending the Saturday nearest March 31st.  Fiscal year 2010 comprised 53 weeks. Fiscal years 2009 and 2008 both comprised 52 weeks.

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

Cash and Cash Equivalents
Investments with an original or remaining maturity of 90 days or less, as of the date of purchase, are considered cash equivalents, and consist of municipal bonds and highly liquid money market funds. The Company maintains cash balances at a variety of financial institutions and has not experienced any material losses relating to such balances.

Short-term and long-term investments
The Company accounts for its investment securities in accordance with the authoritative guidance on “Investments – Debt and Equity Instruments.” The appropriate classification of investments in marketable securities is determined at the time of purchase and such designation is reevaluated at each balance sheet date. The Company also monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Investments categorized as trading consisted entirely of investments in mutual funds held by the Company’s Deferred Compensation Plan (“NQDCP”) and are included as short-term investments on the consolidated balance sheets.

The Company’s short-term and long-term investments as of April 3, 2010 are composed of auction rate securities (“ARS”) and investments in municipal bonds.  Unrealized gains and losses are reported in accumulated other comprehensive income (loss), a separate component of shareholders’ equity, net of any related tax effect. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income (expense). There were no realized losses and declines in value judged to be other than temporary recorded in fiscal years 2010, 2009 and 2008.  For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Historically, given the liquidity created by auctions, the Company’s ARS investments were presented as current assets under short-term investments on the Company’s balance sheet. However, the ARS investments held by the Company as of April 3, 2010 experienced failed auctions due to sales orders exceeding purchase orders, so the Company’s ARS investments are considered illiquid until there is a successful auction for them. As of April 3, 2010, the par value of $69,200,000 ARS was presented in long-term investments. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security.

For investments other than the ARS, the fair value is observable and therefore no estimates are required.

The Company reviews its impairments in accordance with the authoritative guidance, “Investments – Debt and Equity Instruments,” and other related FASB guidance in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” Declines in fair value that are considered other than temporary are charged to statement of income and those that are considered temporary are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

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

Based on this assessment of fair value of ARS as of April 3, 2010, the unrealized loss of $4,200,000 was recorded in accumulated other comprehensive loss, net of tax of $1,643,000.

The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes of credit ratings, as well as collateral values, default rate of underlying assets, counterparty risk and ongoing strength of the liquidity market (See Notes 2 and 3).

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

Concentration of credit risk and foreign operations
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term and long-term investments, and accounts receivable.  The Company’s accounts receivable are derived from sales and earned from customers located in the U.S. and certain foreign countries and regions, including China, Asia, Europe and Japan.  For the years ended April 3, 2010, March 28, 2009 and March 29, 2008, sales to foreign customers based on destination locations were all denominated in U.S. dollars and accounted for 68%, 63% and 63%, of net sales, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of April 3, 2010, one customer accounted for 11% of gross accounts receivable. Two customers accounted for 12% and 10% of gross accounts receivable, respectively, as of March 28, 2009.

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

A small amount of the Company’s assets are denominated in Hong Kong dollars including two bank accounts, one for its Hong Kong subsidiary’s daily cash requirements while the second account is held for that subsidiary’s employees’ contributions to the Employee Stock Purchase Plan.   The Company also has bank accounts denominated in Chinese Renminbi and a bank account denominated in Japanese Yen, which were established to fund cash requirements for its two sales offices in mainland China and one in Japan.  All other cash and investment accounts are denominated in United States dollars and domiciled in the United States with the exception of one investment account that is domiciled in Ireland.

Substantially all of the Company’s foreign sales are denominated in United States dollars.  Currency exchange fluctuations in countries where the Company does business could harm the business by resulting in pricing that is not competitive with prices denominated in local currencies.

Foreign Currency Remeasurement
The functional currency of the Company’s Hong Kong subsidiary is the U.S. dollar.  As such, gains and losses resulting from remeasurement from local currency to the U.S. dollar are included in other income (expense), net.  Such gains and losses have not been material for any period presented.

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

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Revenue Recognition
The Company recognizes revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection of the resulting receivable is reasonably assured. For sales to original equipment manufacturers (“OEMs”), the Company uses either a binding purchase order or signed agreement as evidence of an arrangement.  Sales through distributors are evidenced by binding purchase orders on a transaction-by-transaction basis.  Sales to distributors are made primarily under arrangements allowing limited rights of return, limited price protection and limited right of stock rotation on merchandise unsold by the distributors.  Because of the uncertainty associated with pricing concessions and possible returns, with the exception of certain products, the Company defers the recognition of such sales and the related costs of sales until distributors have sold the merchandise to their end customers.  Following a prior period change in the terms and conditions to eliminate return rights for distributors for certain products, the Company continued to defer revenue recognition until the distributors had sold these parts as the Company would grant concessions and accept some returns for a period of time after the change. Beginning in the fourth quarter of fiscal 2009, for sales to distributors of certain products that are not returnable, the Company had established sufficient history of not granting concessions to begin to recognize revenue on such items upon their shipment. The Company’s distributors provide an inventory balance report at the end of each period, which allows the Company to determine products sold to their end customers.

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

From time to time, deferred revenue results from up-front billings from customers under non-recurring engineering (“NRE”) contracts. The Company recognizes revenue from NRE contracts upon completion of contract milestones, which corresponds to when the Company provides the services and/or products.  Revenue is deferred for any amounts received prior to completion of engineering contract milestones, such as amounts received upon delivery of proto-type, if such a delivery is an agreed upon milestone. Some of the NRE contracts include formal customer acceptance provisions.  In this case at the end of each period, the Company determines whether customer acceptance has been obtained for the specific milestone.  If customer acceptance has not been obtained, the Company defers the recognition of such revenue until customer acceptance is obtained.

Sales Returns and Other Allowances
The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded.  The Company bases these estimates on historical experience, analyses of outstanding Return Material Authorization and Allowance Authorization data and any other form of notification it receives of pending returns.  The Company continuously monitors and tracks product returns and in circumstances where it is aware of a specific customer return or allowance which is over and above normal historical sales returns, the Company records a specific allowance against the amounts due, in order to reduce its net receivable from such customer.  While sales returns have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past.  Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns occur.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Warranty Reserves
For sales through distributors, the Company’s policy is to replace under warranty defective products at its own expense for a period of 90 days from date of shipment. This period may be extended in certain cases. This liability is limited to replacement of the product and freight and delivery costs. In certain cases, the Company may pay for rework. This warranty shall not apply to any of such products which have been repaired or altered, except by the Company, or which shall have been subjected to misuse, negligence, or accident. The Company does not extend the original warranty period of any product which has either been repaired or replaced by the Company. The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical experience. The warranty reserve as of April 3, 2010 was $100,000.

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

Stock-based Compensation
The Company applies the fair value recognition provisions of stock-based compensation, and accordingly uses the prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options, based on the estimated fair value of those awards at their grant date. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options, which requires various subjective assumptions including expected term, expected volatility and risk-free interest rates. The Company records this fair value as compensation expense on a straight-line basis over the period during which the employee or director is to perform services in connection with the award (generally over the vesting period of the award).

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

The management must determine the probability that the Company will be able to utilize deferred tax assets. If it determines that recovery is unlikely, then a valuation allowance against the deferred tax asset must be recorded by increasing income tax expense. As of April 3, 2010, the Company believes that the deferred tax assets recorded on its balance sheet will be utilized. However, should there be a change in the Company’s ability to utilize or recover its deferred tax assets, an additional income tax expense would be incurred in the period in which it was determined that the recovery is not probable.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On February 20, 2009, California Governor Arnold Schwarzenegger signed budget legislation containing significant California tax law changes including tax-related economic incentives and tax increases. The enacted legislation includes an election to apply a single sales factor apportionment formula for most businesses starting in tax years beginning on or after January 1, 2011. If the Company adopts such a formula, it expects the California effective tax rate will be lower. As a result of the legislation during fiscal 2009, the Company has revalued its California deferred tax assets expected to be realized after April 2, 2011.

The authoritative guidance of income taxes provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This authoritative guidance also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. This authoritative guidance requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate, and consequently affect operating results. The reserve amount associated with this authoritative guidance was determined with considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases, ongoing tax audits, and other information. During the fiscal year ended April 3, 2010, the liability for uncertain tax positions less accrued interest and penalties decreased from $4,219,000 to $4,142,000. Of the total $4,142,000 of uncertain tax benefits, $3,018,000 represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

Advertising Costs
The Company expenses advertising and promotional costs as they are incurred. Advertising expense was immaterial for fiscal 2010, 2009 and 2008.

Fair Value of Financial Instrument
Carrying amounts of the Company's financial instruments including cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value.

Comprehensive Income
Comprehensive income includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, as presented on the accompanying balance sheets, consists of unrealized gains and losses on available-for-sale securities, net of tax.

Reclassification
For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect the Company’s net income, as previously reported.

Recent Accounting Pronouncements
In June 2009, FASB issued authoritative guidance for transfers of financial assets, which identifies specific disclosure objectives, and explicitly states that these objectives apply regardless of whether this guidance requires specific disclosures. The specific disclosures required are minimum requirements and an entity may need to supplement the required disclosures depending on the facts and circumstances of a transfer, the nature of an entity’s continuing involvement with the transferred financial assets, and the effect of an entity’s continuing involvement on the transferor’s financial position, financial performance, and cash flows. Disclosures required by other GAAP for a particular form of continuing involvement shall be considered when determining whether the disclosure objectives of this guidance have been met.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (fiscal year beginning on April 4, 2010), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. This guidance must be applied to transfers occurring on or after the effective date.  The Company is currently assessing the potential effect that the adoption of the guidance will have on its Consolidated Financial Statements, but does not expect it to have a material effect.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In June 2009, FASB issued authoritative guidance to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, among other changes.  It is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (fiscal year beginning on April 4, 2010), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the potential effect that the adoption of the guidance will have on its Consolidated Financial Statements, but does not expect it to have a material effect.

In January 2010, FASB issued an update to the authoritative guidance on Improving Disclosures about Fair Value Measurements.  This update requires disclosure as follows:  1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons of transfers.  2) In the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales issuances, and settlements (that is, on a gross basis rather than as one net number).  In addition, this update clarifies existing disclosures as follows: 1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  This update is effective for interim and annual reporting periods beginning after December 15, 2009 (fiscal quarter ended April 3, 2010), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (fiscal year beginning on April 4, 2010).  The Company is currently assessing the potential effect that the adoption of the guidance will have on its Consolidated Financial Statements, but does not expect it to have a material effect.

In February 2010, the FASB has amended its guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance.  The amended guidance also clarifies that an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) must evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. There is no change to the guidance for all other entities, who will continue to be required to evaluate subsequent events through the date the financial statements are available to be issued, and must disclose such date.  For entities, other than conduit bond obligors, the provisions are effective upon issuance (fiscal quarter ended April 3, 2010). Conduit bond obligors will be required to apply the ASU's requirements in fiscal periods ending after June 15, 2010.  The application of the provisions did not materially affect the Company’s results of operations or financial position as of and for the period ended April 3, 2010.

In April 2010, the FASB has issued an amendment on guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Consideration can be recognized when a milestone is achieved and met all criteria to be considered substantive in its entirety.  Then the following disclosures are required in the notes to financial statements:
a. A description of the overall arrangement.
b. A description of each milestone and related contingent consideration.
c. A determination of whether each milestone is considered substantive.
d. The factors that the entity considered in determining whether the milestone or milestones are substantive.
e. The amount of consideration recognized during the period for the milestone or milestones.
This amendment is effective for interim periods on or after June 15, 2010 (fiscal quarter beginning on July 4, 2010).  The company is currently assessing the potential effect to its Consolidated Financial Statements in applying this provision, but does not expect it to have material effect.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.      Fair Value

The Company measures its cash equivalents, short-term investments and long-term investments at fair value.

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

A three-tiered fair value hierarchy is established as basis for considering the above assumptions and determining the inputs used in the valuation methodologies in measuring fair values.  The three levels of inputs are defined as follows:

Level 1 – Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets.

Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. If a financial instrument uses input that is significant to the fair value calculation, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.  The Company’s financial assets and liabilities measured at fair value on a recurring basis include cash equivalents and investment securities, both short-term and long-term.

Included in the Company’s long-term investments are ARS, which are collateralized by student loans. Due to the lack of availability of observable market quotes for the Company’s investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including but not limited to liquidity discount of 150 basis points per year for the current ARS market, and the timing of recovery of the ARS market from three to six years. The estimated fair value of the Company’s ARS ranges from $63,400,000 to $66,000,000. The Company believes this estimated range of fair values of its ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behavior, and public policy implications associated with the student loan based ARS market. The Company concluded that the fair value of its ARS was $65,000,000 as of April 3, 2010, net of a temporary impairment of $4,200,000 to par value.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The following tables summarize assets and liabilities measured at fair value as of April 3, 2010, and March 28, 2009, excluding accrued interest (in thousands):

	April 3, 2010
	Fair value measurements
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$-	$7,341	$-	$7,341
Municipal bonds	-	69,390	-	69,390
Equity mutual funds related to NQDCP	7,470	-	-	7,470
Long-term investments in ARS	-	-	65,000	65,000
Total assets at fair value	$7,470	$76,731	$65,000	$149,201

Liabilities
Obligation related to NQDCP	$7,470	$-	$-	$7,470

	March 28, 2009
	Fair value measurements
Assets	Level 1	Level 2		Level 3	Total
Money market funds	$-	$18,382		$-	$18,382
Municipal bonds	-	21,077	(1)	-	21,077
Variable rate demand notes	-	1,000		-	1,000
Corporate bonds	-	6,557	(2)	-	6,557
Commercial paper	-	992		-	992
Equity mutual funds related to NQDCP	5,513	-		-	5,513
Short-term investment in ARS	-	50		-	50
Long-term investments in ARS	-	-		79,496	79,496
Total assets at fair value	$5,513	$48,058		$79,496	$133,067

Liabilities
Obligation related to NQDCP	$5,513	$-		$-	$5,513

___________________________
(1) Included in municipal bonds was $1,635,000, which was classified as a cash equivalent as of March 28, 2009.
(2) Included in corporate bonds was $260,000, which was classified as a cash equivalent as of March 28, 2009.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the change in fair value of the Company’s level 3 assets during the fiscal year ended April 3, 2010 (in thousands):

Fair value measurements of assets using level 3 inputs	Long-term investments in ARS
Beginning balance at March 28, 2009	$79,496
Redemption of investments in ARS	(19,200)
Unrealized loss reversed in "Accumulated other comprehensive loss"	4,704
Ending balance at April 3, 2010	$65,000

During the fiscal year ended April 3, 2010, the Company received $19,250,000 relating to ARS redeemed at par value, including $50,000 classified as short-term investment under level two assets as of March 28, 2009, and subsequently redeemed in April 2009.

Subsequent to April 3, 2010, the Company received two redemptions totaling $17,700,000 at par value, which was classified as long-term investments under level three assets as of April 3, 2010.

3. CASH AND CASH EQUIVALENTS AND INVESTMENTS

The Company’s cash and cash equivalents consist of investments in money market funds and municipal bonds as of April 3, 2010 (in thousands):

	April 3, 2010	March 28, 2009
Cash	$2,812	$3,967
Cash equivalents:
Money market funds	7,341	18,382
Municipal bonds	-	1,635
Corporate bonds	-	260
Total cash and cash equivalents	$10,153	$24,244

The Company’s portfolio of short-term and long-term investments as of April 3, 2010, and March 28, 2009, is as follows (in thousands):

	April 3, 2010
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value

Short-term investments:
Trading securities:	$7,470	$-	$-	$7,470
Available-for-sale securities:
Municipal bonds	69,393	-	(3)	69,390
Total short-term investments	$76,863	$-	$(3)	$76,860

Long-term investments:
Available-for sale securities	$69,200	$-	$(4,200)	$65,000

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	March 28, 2009
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value

Short-term investments:
Trading securities:	$5,513	$-	$-	$5,513
Available-for-sale securities:
Auction rate securities	50	-	-	50
Municipal bonds	19,438	4	-	19,442
Variable rate demand notes	$1,000	-	-	1,000
Corporate bonds	6,393	-	(96)	6,297
Commercial Paper	990	2	-	992
Total short-term investments	$33,384	$6	$(96)	$33,294

Long-term investments:
Available-for sale securities	$88,400	$-	$(8,904)	$79,496

The Company’s short-term and long-term investments by contractual maturities are as follows (in thousands):

	April 3, 2010	March 28, 2009
Short-term investment:
Trading securities:
Due in one year or less	$7,470	$5,513
Available-for-sale securities:
Due in one year or less	69,390	26,731
Due after ten years	-	1,050
Total short-term investments	$76,860	$33,294
Long-term investment:
Available-for-sale securities at amortized cost:
Due after ten years	$65,000	$79,496
Total long-term investments	$65,000	$79,496

Short-term investments classified as trading securities for fiscal years 2010 and 2009 consisted entirely of investments in mutual funds held by the NQDCP. Unrealized gain to trading securities was $1,607,000 for the fiscal year ended April 3, 2010, compared to a loss of $1,464,000 for the fiscal year ended March 28, 2009.

The Company’s available-for-sale portfolio in fiscal 2010 was comprised of ARS and municipal bonds.

During the fiscal year ended April 3, 2010, the Company disposed of municipal bonds totaling $34,049,000 and corporate bonds totaling $6,864,000, variable rate demand notes of $1,500,000 and US Treasury bonds totaling $1,865,000 at par value. The realized gains and losses of these transactions were immaterial.

Historically, given the liquidity created by auctions, the Company’s ARS were presented as current assets under short-term investments on the Company’s balance sheet. However, since the fourth quarter of fiscal 2008 the ARS held by the Company have experienced failed auctions due to sales orders exceeding purchase orders, so the Company’s ARS are considered illiquid until there is a successful auction for them. Accordingly, ARS with a par value of $69,200,000 and $88,400,000 were classified as non-current assets and were presented in long-term investments at fair value of $65,000,000 and $79,496,000, respectively, on the Company’s balance sheet as of April 3, 2010 and March 28, 2009.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The ARS are investments with contractual maturities generally between 15 to 31 years. They are in the form of auction rate bonds, whose interest rates had historically been reset every seven to thirty-five days through an auction process. At the end of each reset period, investors could sell or continue to hold the securities at par. These ARS held by the Company are primarily backed by pools of student loans and are guaranteed by the United States Department of Education. In addition, all the ARS held by the Company are rated by the major independent rating agencies as either AAA or Aaa.

As of April 3, 2010, all of the Company’s long-term investment securities were reported at fair value. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of ARS, the fair value was estimated based on a discounted cash flow model. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods, and contractual terms of the security.

The Company concluded that the decline in the fair value of ARS investments as of April 3, 2010, was not other than temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	these investments are of high credit quality and a significant portion of them are collaterized and are guaranteed by the US Department of Education;

•	as of April 3, 2010, there have been no defaults on the ARS held by the Company;

•	their AAA or Aaa credit ratings have not been reduced as of April 3, 2010;

•	the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs; and

•
recently, some ARS were redeemed at par value. The Company received partial redemptions of $12,150,000 at par value in fiscal 2009. During fiscal 2010 the Company received payments totaling $19,250,000 representing 100% of two of its ARS holdings and 46% and 12% of two other ARS holdings, respectively, all parts of which were redeemed at par value. Subsequent to April 3, 2010, the Company received two payments of $1,100,000 and $16,600,000, representing 7% and 100%, respectively, of two ARS holding, which were redeemed at par value.

If uncertainties in the credit and capital markets continue or these markets deteriorate further, the Company may incur additional impairments to its ARS holdings. The Company will continue to monitor its ARS holdings and may be required to record an impairment charge through the income statement if the decline in fair value is determined to be other-than-temporary or the credit ratings of its ARS holdings decline.

4.  ACCOUNTS RECEIVABLE, NET (in thousands):

	April 3, 2010	March 28, 2009
Accounts receivable	$11,245	$8,876
Less: Allowance for doubtful accounts and sales returns	(459)	(761)
Total trade accounts receivable, net	$10,786	$8,115

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Allowances for doubtful accounts related to trade accounts receivable are (in thousands):

Description	Balance at Beginning of Period	Additions Charged to Expense	Deductions and Other(1)	Balance at End of Period
Twelve months ended April 3, 2010	$495	$57	$(310)	$242
Twelve months ended March 28, 2009	$595	$(100)	$-	$495
Twelve months ended March 29, 2008	$590	$5	$-	$595
_________________________
(1) Write-offs of doubtful accounts.

During the fiscal year ended March 28, 2009, the Company recorded an allowance for doubtful accounts of $110,000 related to other receivables included in the prepaid expense and other current assets. As of April 3, 2010, the allowance for doubtful accounts related to other receivable amounted to $87,000.

Allowances for sales returns are (in thousands):

Description	Balance at Beginning of Period	Additions Charged to Revenue	Deductions and Other(1)	Balance at End of Period
Twelve months ended April 3, 2010	$266	$454	$(503)	$217
Twelve months ended March 28, 2009	$483	$636	$(853)	$266
Twelve months ended March 29, 2008	$199	$1,146	$(862)	$483
________________________
(1) Represents amounts charged to the allowance for sales returns.

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representative and distributors.  Sales to distributors and related cost of sales are recognized upon resale to their end customers.

The Company has estimated that its OEM customer, Samsung Electronics, accounted for 14% of its net sales from both direct and indirect channels (“combined sales”) for fiscal 2010. The combined sales to General Electric Company, another OEM customer, accounted for 11%, 13% and 13% of the Company’s for fiscal 2010, 2009 and 2008, respectively. Combined sales to Motorola Inc., also an OEM customer, accounted for 13% of the Company’s net sales in fiscal 2008. No other direct or indirect customers accounted for more than 10% of net sales in fiscal 2010, 2009 and 2008.

5.      INVENTORIES (in thousands):

	April 3, 2010	March 28, 2009
Raw materials	$1,221	$1,128
Work-in-process	9,978	10,449
Finished goods	2,229	2,470
Finished goods at distributors and on consignment	2,022	1,653
Total Inventories	$15,450	$15,700

The Company wrote down inventory totaling $3,448,000, $2,322,000 and $3,217,000 for fiscal years 2010, 2009 and 2008, respectively.  The Company sold previously written down inventory of $1,645,000, $1,372,000 and $1,509,000 for fiscal 2010, 2009 and 2008, respectively.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.      PROPERTY, PLANT AND EQUIPMENT (in thousands):

	April 3, 2010	March 28, 2009
Land	$825	$825
Machinery and equipment	37,223	39,648
Leasehold improvements	2,994	2,968
Building	2,563	2,563
Furniture and fixtures	332	361
	43,937	46,365
Less accumulated depreciation and amortization	(37,146)	(37,892)
Property, plant and equipment, net	$6,791	$8,473

During the quarter and year ended April 3, 2010, the Company identified an error in its prior periods totaling $235,000 related to accumulated depreciation.  As a result, the accumulated depreciation expense for the years ended April 1, 2006 through April 3, 2010 was understated by $235,000.  The Company has assessed the materiality of this error on the prior periods and concluded that such error was not material to those periods. The Company has also concluded that the out of period correction of this error, which resulted in a $235,000 increase in depreciation expense for the year ended April 3, 2010, is not material to such period.

7.      PRODUCT RETURN AND WARRANTY RESERVES

The Company’s standard policy is to accept the return of defective parts for credit from non-distributor customers for a period of 90 days from date of shipment. This period may be extended in certain cases. The Company records estimated product returns as a reduction to revenue in the same period as the related revenues are recorded. These estimates are based on historical experience, analysis of outstanding return material authorizations, and allowance authorization data. See Note 4 to the Consolidated Financial Statements for the reductions to revenue for estimated product returns for the fiscal years 2010, 2009 and 2008.

For sales through distributors, the Company's policy is to replace under warranty defective products at its own expense for a period of 90 days from date of shipment. This period may be extended in certain cases. This liability is limited to replacement of the product and freight and delivery costs. In certain cases, the Company may pay for rework.

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses. The warranty reserves as of were $100,000 and $66,000, respectively,  as of April 3, 2010 and March 28, 2009 as of . Such amount was immaterial as of March 29, 2008.

8.      INCOME TAXES

The domestic and foreign components of income before income taxes are (in thousands):

	Fiscal Years Ended
	April 3, 2010	March 28, 2009	March 29, 2008
United States	$4,690	$11,852	$21,725
Foreign	1,686	3,914	755
Income before provision for income taxes	$6,376	$15,766	$22,480

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Years Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Current:
Federal	$2,091	$383	$7,773
State	15	938	435
Non-US	76	883	167
	2,182	2,204	8,375
Deferred:
Federal	(882)	927	(2,703)
State	6	132	(279)
Non-US	(55)	(42)	82
	(931)	1,017	(2,900)
Total provision for income taxes	$1,251	$3,221	$5,475

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

	Fiscal Years Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Tax provision at US statutory rates	35%	35%	35%
State tax provision, net of Federal benefits	3	4	2
Tax credits	(12)	(4)	(2)
Domestic production activity deduction	(1)	(3)	(1)
Foreign earnings tax differential	(1)	(3)	(1)
Tax exempt investment income	(5)	(6)	(8)
Stock based compensation	4	1	1
IRS settlement	-	(2)	(1)
Other	(3)	(2)	(1)
Effective income tax rate	20%	20%	24%

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Significant components of deferred tax assets are as follows (in thousands):

	Fiscal Years Ended
Deferred tax assets:	April 3, 2010	March 28, 2009
Inventory write downs	$3,431	$3,945
Investment write down	1,632	3,500
Accrued liabilities	3,028	2,534
Depreciation and amortization	850	1,302
Stock compensation	1,920	1,080
Deferred revenue on shipments to distributors	656	739
Allowances for doubtful accounts and sales returns	169	300
Capital Loss	282	283
Accrued employee benefits	878	108
Other	1,386	843
Gross deferred tax assets	14,232	14,634
Valuation allowance	(816)	(283)
Net deferred tax assets	$13,416	$14,351

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management has concluded that it is more likely than not the Company will realize the benefit of its net deferred tax assets. Management reached this conclusion based on its current expectations of future income. Therefore, the amount of the deferred tax asset that is realizable could be reduced in the near term if actual results differ significantly from estimates of future taxable income.

Changes in valuation allowance for the fiscal years ended April 3, 2010, March 28, 2009, and March 29, 2008 are as follows:

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other(2)	Balance at End of Period
Twelve months ended April 3, 2010	$283	$534	$(1)	$816
Twelve months ended March 28, 2009	$283	$-	$-	$283
Twelve months ended March 29, 2008	$307	$-	$(24)	$283
_________________________
(1)	A valuation allowance was placed on the Company’s California R&D credits.
(2)
For fiscal years ended April 3, 2010 and March 28, 2009, amounts represent changes in the state tax rates, For the fiscal years ended March 29, 2008, the amount represents a true-up in the amount of the capital loss carryover.

Management’s intent is to indefinitely reinvest any undistributed earnings from its Hong Kong subsidiary. Accordingly no provision for Federal and state income taxes has been provided thereon, nor is it practical to determine the amount of this liability. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to United States income taxes.

Tax benefits of $63,000 in fiscal year 2010, $149,000 in fiscal year 2009, and $386,000 in fiscal year 2008 associated with the exercise of stock options were recognized in shareholders’ equity.

The authoritative guidance of income taxes provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This authoritative guidance also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. This authoritative guidance requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate, and consequently affect our operating results. The reserve amount associated with this authoritative guidance was determined with considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases, ongoing tax audits, and other information. The Company adopted this authoritative guidance related to uncertain income tax positions on April 1, 2007. During the year ended April 03, 2010, the liability for uncertain tax positions less accrued interest and penalties decreased from $4,219,000 to $4,142,000.  Of the total $4,142,000 of unrecognized tax benefits, $3,018,000 represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods.  The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A reconciliation of the April 1, 2007 through April 3, 2010 amount of unrecognized tax benefits (“UTB”) is as follows (in thousands):

	Fiscal Years Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Beginning balance	$4,219	$3,941	$4,713
Increases (decreases) of unrecognized tax benefits related to prior years' UTB	(90)	634	64
Increases (decreases) of unrecognized tax benefits related to current year's UTB	387	803	552
Increases (decreases) of unrecognized tax benefits related to settlements	-	(648)	(1,021)
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(374)	(511)	(367)
Ending balance	$4,142	$4,219	$3,941

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of April 3, 2010, the Company had approximately $407,000 accrued for estimated interest and $400,000 for estimated penalties related to uncertain tax positions. For the year ended April 3, 2010, the Company recorded estimated interest of $154,000 and estimated penalties of $7,000.

Included in the balance of income tax liabilities, accrued interest, and accrued penalties at April 3, 2010 is $467,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company and its subsidiaries are subject to taxation in various jurisdictions, including federal, state and foreign.  The Company’s federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2002.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.   COMPREHENSIVE INCOME

Components of the Company’s comprehensive income for the fiscal years ended April 3, 2010 and March 28, 2009, respectively, are as follows (in thousands):

	April 3, 2010	March 28, 2009
Net income	$5,125	$12,545
Unrealized gain (loss) on available-for-sale investments	4,791	(4,925)
Deferred income taxes	(1,863)	3,500	(1)
Comprehensive income	$8,053	$11,120

(1)	Included in the $3,500,000 recorded in the fiscal 2009 was the deferred income taxes of $1,587,000 the Company booked in the third quarter of fiscal 2009 to correct an error related to fiscal 2008.

As of April 3, 2010, the total unrealized loss on available-for-sale investments amounted to $4,203,000, which was recorded in accumulated other comprehensive loss, net of tax of $1,637,000. As of March 28, 2009, the total unrealized loss on available-for-sale investments was $8,994,000, which was recorded in accumulated other comprehensive loss, net of tax of $3,500,000.

10. COMMON STOCK REPURCHASES

Share repurchase activities were as follows:

	Fiscal Years Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Number of shares repurchased	-	-	1,173,000
Cost of shares repurchased	$-	$-	$27,371,000
Average price per share	$-	$-	$23.33

Since the inception of the repurchase program in 1992 through April 3, 2010, the Company has repurchased a total of 2,344,000 shares of the common stock for an aggregate cost of $36,551,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares.  As of April 3, 2010, the number of shares authorized for repurchase under the program was 556,000.

11. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan  - The Company has a discretionary profit sharing plan for the benefit of eligible employees.  Related expenses were $627,000, $1,259,000 and $2,330,000, in fiscal 2010, 2009 and 2008, respectively.

Savings and Retirement Plan  - The Supertex 401K Savings and Retirement Plan allows for employee savings intended to qualify under the provisions of Section 401 of the Internal Revenue Code (IRC).  Employees having at least three months of service may make pretax contributions of up to the IRC maximum allowable amount of their qualified compensation.  The Company matches certain percentages of employee contributions, all of which are 100% vested.  In fiscal years 2010, 2009 and 2008, the Company's matching contributions were $173,000, $212,000 and $204,000, respectively.

Deferred Compensation Plan - The Non-Qualified Deferred Compensation Plan (the “NQDCP”) is a non-qualified deferred compensation plan that covers a select group of senior management or highly compensated employees of the Company.  The NQDCP was adopted by the Company, effective January 1, 1996.  The Plan assets as of April 3, 2010 of $7,470,000 are included in short-term investments in the Company's consolidated balance sheet as of April 3, 2010 and classified as trading securities.  Such assets shall at all times be subject to claims of the general creditors of the Company. The Company’s liability for this plan as of April 3, 2010 amounts to $7,470,000 and this amount is included in accrued salaries and employee benefits in the Company’s consolidated balance sheet as of April 3, 2010. The Company does not make matching or other contributions to the Plan.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NQDCP obligations are based on the fair value of the underlying assets owed to participants as stipulated by the NQDCP and are included in accrued liabilities in the consolidated financial statements.  The Executive Compensation Committee is responsible for the general administration and interpretation of the NQDCP and for carrying out its provisions.

Employee Stock Purchase Plan - The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the “ESPP”) and the reservation of shares of common stock for issuance under this Plan at the August 18, 2000 annual shareholders meeting. The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of the Company’s fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by the Board of Directors. During fiscal 2010, the Board of Directors did not grant an annual increase on the maximum aggregate number of shares of common stock available for purchase under the ESPP. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the ending of a six-month offering period.  An eligible employee may purchase no more than 500 shares of common stock during any six-month accumulation period.

For fiscal year 2010 there were 6,504 shares of the Company’s common stock that were issued under the ESPP compared to 7,738 shares and 5,465 shares of common stock issued in fiscal 2009 and 2008 respectively. There are 212,350 shares available for future issuance under the ESPP at the end of fiscal year 2010.

Stock Option Plans -  The Company’s shareholders approved the adoption of the 2001 Stock Option Plan (the “2001 Plan”) and the reservation of 2,000,000 shares of common stock for issuance under 2001 Plan at the August 17, 2001 annual meeting of shareholders. Options granted under the 2001 Plan were granted at the fair market value of the Company's common stock on the date of grant and generally expired seven years from the date of grant or thirty days after termination of service, whichever occurs first.  The options generally were exercisable beginning one year from date of grant and generally vest ratably over a five-year period. On August 24, 2006, the Company’s board of directors approved a change in grant policy of the 2001 Plan to only grant non-statutory stock options to better align the Company’s compensation plan to employee incentives and to Company objectives. On August 17, 2007, the Company’s board of directors approved that all future stock option grants would have a ten-year term, which is within the guidelines of the Company’s 2001 Plan, subject to earlier expiration thirty days after termination of service.

The Company’s shareholders approved the adoption of the 2009 Equity Incentive Plan (the “2009 Plan”) at the August 14, 2009 annual meeting for shareholders. Under the 2009 Plan, the total number of shares of Company common stock reserved for issuance  consists of 1,000,000 shares plus (1) the 159,509 shares which remained authorized for issuance under the 2001 Plan but which were not subject to outstanding stock awards as of August 14, 2009, and (2) those of the 1,440,400 shares subject to stock awards outstanding under the 2001 Plan as of August 14, 2009, that terminate prior to exercise and would otherwise be returned to the share reserves under the 2001 Plan, with the total shares in addition to the 1,000,000 shares thus being up to a maximum of 1,599,909 shares. The 2009 Plan allows the Company to continue its prior option practices under the 2001 Plan to grant non-statutory options to key employees with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The Company’s options typically have a term of ten years and vest over five years, 20% on the date one year after their vesting start date and 20% at the end of each of the following four years. The 2009 Plan also provides the Company with the flexibility in designing equity incentives, including restricted stock awards, stock appreciation rights, restricted stock unit awards, performance stock awards, and performance cash awards.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Activity under the 2001 and 2009 Plans is as follows:

		Options Outstanding
	Available For Grant	Shares	Price Per Share			Weighted Average Exercise Price
Balance, March 31, 2007	885,579	835,870	$11.30	-	$46.92	$27.90
Granted	(307,700)	307,700	20.70	-	35.86	32.71
Exercised	-	(56,505)	11.30	-	33.67	19.56
Canceled	64,700	(64,700)	11.30	-	41.05	35.13
Balance, March 29, 2008	642,579	1,022,365	11.30	-	46.92	29.35
Granted	(597,500)	597,500	20.85	-	29.70	23.13
Exercised	-	(37,000)	11.30	-	21.75	16.39
Canceled	115,030	(115,030)	15.67	-	46.92	31.95
Balance, March 28, 2009	160,109	1,467,835	11.30	-	46.92	26.94
Authorized	1,000,000	-
Granted	(59,000)	59,000	23.91	-	25.84	25.07
Exercised		(65,713)	11.30	-	25.30	16.13
Canceled	16,180	(16,180)	20.86	-	41.05	30.84
Balance, April 3, 2010	1,117,289	1,444,942	15.67	-	46.92	27.31

Options outstanding and options exercisable under the 2001 Option Plan had a total intrinsic value of $3,715,000 and $2,103,000, respectively, as of April 3, 2010. Options outstanding under the 2009 Plan had a total intrinsic value of $33,000 as of April 3, 2010. Options exercisable under the 2009 Plan had no intrinsic value as of April 3, 2010.

The options outstanding and currently exercisable by exercise price under the 2001 and the 2009 Plans as of April 3, 2010 are as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$15.67	-	$19.99	200,160	1.20	$17.26	192,320	$17.26
20.00	-	24.99	451,122	8.38	21.06	107,842	21.01
25.00	-	29.99	259,220	7.95	26.95	62,000	27.58
30.00	-	34.99	268,660	4.59	33.76	167,825	33.73
35.00	-	39.99	103,300	7.23	35.84	45,320	35.83
40.00	-	44.99	144,480	3.51	40.90	88,660	40.92
45.00	-	46.92	18,000	3.66	46.92	10,800	46.92
$15.67	-	$46.92	1,444,942	5.97	27.31	674,767	27.73

The weighted average fair value of options granted during fiscal 2010, 2009 and 2008 was $11.50, $11.61, and $16.44 per share, respectively.  All options were granted at the closing trading price of the Company's common stock on the date prior to the date of grant. The total intrinsic value of options exercised (which is the amount by which the closing trading price on the date prior to the date of the exercise exceeded the exercise price of the option) during the fiscal year ended April 3, 2010 was $663,000, compared to $1,330,000 and $1,900,000 for the fiscal years ended March 28, 2009 and March 29, 2008, respectively.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The stock-based compensation expense for the fiscal year ended April 3, 2010, March 28, 2009, and March 29, 2008 is as follows (in thousands, except per share data):

	Fiscal Years Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Cost of sales	$697	$558	$567
Research and development expenses	1,640	1,236	1,053
Selling, general and administrative expenses	1,133	967	925
Total stock-based compensation expense	$3,470	$2,761	$2,545

During the fiscal year ended April 3, 2010, the Company granted 59,000 options with an estimated total grant date fair value of $679,000. During the fiscal year ended March 28, 2009, the Company granted 597,500 options with an estimated total grant date fair value of $6,940,000. During the fiscal year ended March 29, 2008, the Company granted 307,700 options with an estimated total grant date fair value of $5,058,000.

As of April 3, 2010, the unrecognized employee stock-based compensation cost balance related to stock options, net of forfeitures, was $7,470,000 and will be recognized over an estimated weighted average amortization period of approximately two years.

Cash flows resulting from excess tax benefits are classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. The Company classified $26,000, $57,000 and $238,000 of excess tax benefits as cash flows from financing activities for the fiscal years ended April 3, 2010, March 28, 2009 and March 29, 2008, respectively.

Valuation Assumptions

In valuing the stock-based compensation expense, the options and awards were stratified into two categories, namely: directors and officers (“D&O”) and all other employees (“All Others”), as the experiences of these two groups were different for the expected term of the options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following weighted-average assumptions:

	Fiscal Years Ended
	April 3, 2010		March 28, 2009
	Directors & Officers	All Other Employees	Directors & Officers	All Other Employees
Expected term (years)	6.75	5.25	7.75	5.25
Stock volatility	45.89%	46.05% - 47.27%	50.81% - 52.81%	46.09% - 47.33%
Risk free interest rates	2.91%	2.12% - 2.64%	2.28% - 3.46%	1.76% - 3.32%
Dividends during expected term	0.0%	0.0%	0.0%	0.0%

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

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.  NET INCOME PER SHARE

Basic net income per share is calculated in accordance with the authoritative guidance for earnings per share, which requires dual presentation of basic and diluted net income per share on the face of the income statement.  Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding plus the effect of all dilutive stock option grants and ESPP shares representing potential shares of common stock outstanding during the period.

The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the basic and diluted net income per share calculations.

	Fiscal Years Ended
(in thousands, except per share value)	April 3, 2010	March 28, 2009	March 29, 2008
Net income	$5,125	$12,545	$17,005
BASIC:
Weighted average shares outstanding	12,912	12,836	13,585
Net income per share	$0.40	$0.98	$1.25

DILUTED:
Weighted average shares outstanding	12,912	12,836	13,585
Effect of dilutive securities: stock options and ESPP	83	91	205
Total	12,995	12,927	13,790
Net income per share	$0.39	$0.97	$1.23

Options to purchase the Company’s common stock of 1,175,094 shares at an average price of $29.40, 919,355 shares at an average price of $32.20, and 569,452 shares at an average price of $37.30 per share in fiscal 2010, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

13.  SEGMENT INFORMATION

The Company operates in one business segment comprising of the design, development, manufacturing and marketing of high voltage analog and mixed signal integrated circuits.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A breakdown of the Company’s total sales to customers in the medical electronics, LED lighting, imaging, telecom, and industrial/other markets for the years ended April 3, 2010, March 28, 2009, and March 29, 2008 are shown below (in thousands):

	Fiscal Years Ended
Net Sales	April 3, 2010	March 28, 2009	March 29, 2008
Medical Electronics	$24,735	$33,368	$30,381
LED Lighting	14,850	4,973	3,871
Imaging	13,407	20,550	26,473
Telecom	5,252	7,139	8,715
Industrial/Other	8,480	12,780	13,119
Net Sales	$66,724	$78,810	$82,559

The Company's principal markets are in Asia, the US, and Europe.  Below is a summary of net sales by major geographic area for the years ended April 3, 2010, March 28, 2009 and March 29, 2008 (in thousands):

	Fiscal Years Ended
Net Sales	April 3, 2010	March 28, 2009	March 29, 2008
China	$21,060	$17,968	$18,903
United States	21,043	29,301	30,162
Asia (excluding China)	17,280	20,670	21,645
Europe	7,022	10,093	11,005
Other	319	778	844
Total Net Sales	$66,724	$78,810	$82,559

Sales are attributed to geographic location based on product shipment destination location.

Property, plant and equipment, net by country was as follows (in thousands):

	April 3, 2010	March 28, 2009
United States	$5,630	$6,952
Hong Kong	1,161	1,521
Property, plant and equipment, net	$6,791	$8,473

14.COMMITMENTS AND CONTINGENCIES

Operating Leases
As part of the Company’s acquisition of a six-inch wafer fabrication operation in fiscal 1999, the Company assumed an operating lease for its manufacturing facility.  On April 16, 2010, the Board of Directors of the Company approved the amendment of the lease extending the lease term by five years, expiring on April 30, 2016 at a specified new rent schedule.  Beginning April 2011, the monthly rent will start at $48,000 with a provision for an annual increase of approximately 3% in each of the following five years.  The Company is responsible for maintenance costs, including property taxes, utilities, insurance and other costs. As of March 28, 2009, the Company had an asset retirement obligation of $51,000. During fiscal 2010, the Company reassessed and increased its asset retirement obligation by $275,000. As of April 3, 2010, the Company estimated its asset retirement obligation to be $326,000.

The Company also leases a facility to house its operations in Hong Kong under an operating lease for the equivalent of approximately $14,400 per month exclusive of building maintenance fees, rates, taxes and other duties imposed by the government of Hong Kong upon the leased property.  The original lease for 23,600 square feet was renewed in September 2009 and expires on November 30, 2012.  A lease for additional space of 4,500 square feet was renewed in September 2009 and covers three years from September 16, 2009 to September 15, 2012.  A lease for additional space of 10,000 square feet was signed in May 2008 and covers three years and two months from August 1, 2008 to September 30, 2011. The Company has an option to renew all three of these Hong Kong leases for an additional three years.

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company has other operating leases for its field sales offices in Shenzhen & Shanghai, China, Taiwan, Japan, and Korea expiring at various dates through fiscal year 2013.

Future minimum lease payments under all non-cancelable operating leases as of April 3, 2010 are as follows (in thousands):

Payment Due by Fiscal Years	Operating Lease(1)
2011	$1,188
2012	234
2013	82
$1,504
___________________________
(1) Amounts exclude the lease obligation related to the recently negotiated lease extension of the Company’s six-inch wafer fabrication facility, which was executed subsequent to April 3, 2010.

Facilities rental expenses, net of facilities sublease income, were approximately $1,200,000, $1,151,000, and $1,007,000 (net of facilities sublease income of $11,000, $26,000, and $179,000) in fiscal years 2010, 2009, and 2008, respectively.

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

SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company has engaged in certain export related activities that may have violated the International Traffic and Arms Regulations (“ITAR”) and the Arms Export Control Act.  Accordingly, the Company recently voluntarily notified the US Department of State and is investigating the situation and circumstances. Should its actions have violated ITAR, it could face substantial civil fines or other penalties at the discretion of the US Department of State. At this time, the Company is unable to estimate the extent of any fines or penalties or other potential losses that may be incurred with respect to this matter, however, the ultimate outcome could have a material adverse effect on the Company.

SUPERTEX, INC.
EXHIBIT INDEX

(The Registrant will furnish to any shareholders who so request a copy of this Annual Report on Form 10-K and any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing such information.)

Exhibit	Exhibit Description

3.1	Restated Articles of Incorporation of Registrant filed May 21, 1980.

3.2	Certificate of Amendment of Articles of Incorporation filed April 16, 1981.

3.3	Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

3.4	Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

3.5 (1)	Amended and Restated Bylaws of Registrant.

10.1 *	Non-Qualified Deferred Compensation Plan, which became effective January 1, 1996, as most recently amended on December 1, 2008.

10.2
Lease  71 Vista Montana, San Jose, California, comprised of a lease dated December 7, 1988, and five amendments (5/4/89; 6/18/90; 12/21/95; 2/1/95; and 1/223/04) and two assignments (11/15/96 and 2/1/99) with  Sobrato Development Companies #871, as landlord, and Supertex, Inc., as assignee/tenant.

10.3(2)	Sixth Amendment to Lease of 71 Vista Montana, San Jose, California dated April 16, 2010.

10.4	Leases of Hong Kong Facility dated 5/16/08, 9/11/09, and 9/11/09 with Jing Wah Garments Mfg. Co. Ltd.

10.5 (3)*	2000 Employee Stock Purchase Plan.

10.6 (4)*	2001 Stock Option Plan.

10.7 (5)*	2009 Equity Incentive Plan.

10.8*	Profit Sharing Bonus Incentive Plan.

21.1	Subsidiary of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibit 3.6 to Registrant’s Current Report on Form 8-K dated December 21, 2007, filed with the SEC on December 28, 2007, is hereby incorporated by reference.

(2)	Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated April 16, 2010, filed with the SEC on April 22, 2010 is hereby incorporated by reference.

(3)	Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (File No. 333-47606) which was filed with the SEC and became effective on October 10, 2000, is hereby incorporated by reference.

(4)	Appendix B of Registrant’s amended Proxy Statement on Schedule 14A filed on August 7, 2001 (File No. 000-12718) is hereby incorporated by reference.

(5)	Appendix 1 of Registrant’s Proxy Statement on Schedule 14A filed on July 2, 2009 (File No. 000-12718) is hereby incorporated by reference.

*	Denotes a management contract or compensatory plan or arrangement.