Form 10-Q
period 2010-07-03
SUPERTEX INC
filed 2010-08-10
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2010

or

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
Large accelerated filer [   ]            Accelerated filer [ X ]             Non-accelerated filer [   ]             Smaller Reporting Company[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2010
Common Stock, no par value	12,993,455
Exhibit index is on Page 33
Total number of pages: 34

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	July 3, 2010	June 27, 2009
Net sales	$23,155	$13,555
Cost of sales	9,961	6,425
Gross profit	13,194	7,130
Research and development	3,511	4,005
Selling, general and administrative	3,311	2,790
Total operating expenses	6,822	6,795
Income from operations	6,372	335
Interest income	203	337
Other (expense) income, net	(292)	449
Income before provision for income taxes	6,283	1,121
Provision for income taxes	2,175	216
Net income	$4,108	$905

Net income per share
Basic	$0.32	$0.07
Diluted	$0.32	$0.07
Shares used in per share computation:
Basic	12,957	12,884
Diluted	13,037	12,965

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	July 3, 2010	April 3, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$12,917	$10,153
Short-term investments	100,842	76,860
Trade accounts receivable, net	12,245	10,786
Inventories	16,534	15,450
Prepaid expenses and other current assets	2,054	3,726
Prepaid income taxes	2,462	2,456
Deferred income taxes	7,978	8,162
Total current assets	155,032	127,593
Long-term investments	46,171	65,000
Property, plant and equipment, net	6,797	6,791
Other assets	524	580
Deferred income taxes	4,816	5,254
Total assets	$213,340	$205,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$4,827	$3,748
Accrued salaries and employee benefits	11,117	11,430
Other accrued liabilities	1,156	1,167
Deferred revenue	4,329	3,962
Income taxes payable	184	15
Total current liabilities	21,613	20,322
Income taxes payable, noncurrent	5,104	4,520
Total liabilities	26,717	24,842

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, no par value -- 10,000 shares authorized, none outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 12,982 shares and 12,944 shares	65,872	64,296
Accumulated other comprehensive loss	(2,003)	(2,566)
Retained earnings	122,754	118,646
Total shareholders' equity	186,623	180,376
Total liabilities and shareholders' equity	$213,340	$205,218

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	July 3, 2010	June 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,108	$905
Non-cash adjustments to net income:
Depreciation and amortization	565	665
Provision for doubtful accounts and sales returns	96	5
Provision for excess and obsolete inventories	252	1,468
Deferred income taxes	263	(20)
Stock-based compensation	759	820
Tax benefit related to stock-based compensation plans	20	20
Excess tax benefit related to stock-based compensation	(3)	(4)
Unrealized loss (gain) from short-term investments, categorized as trading	323	(455)
Loss on disposal of property, plant and equipment	-	4
Changes in operating assets and liabilities:
Trade accounts receivable	(1,578)	593
Inventories	(1,336)	(2,413)
Prepaid expenses and other assets	1,751	(273)
Prepaid income taxes	(6)
Trade accounts payable and accrued expenses	713	1,261
Deferred revenue	367	138
Income taxes payable	753	(1,243)
Net cash provided by operating activities	7,047	1,471
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(529)	(105)
Purchases of investments	(56,223)	(14,989)
Sales of investments	4,904	2,818
Maturities of investments	46,765	5,550
Net cash used in investing activities	(5,083)	(6,726)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	797	360
Excess tax benefit related to stock-based compensation	3	4
Net cash provided by financing activities	800	364
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,764	(4,891)

CASH AND CASH EQUIVALENTS:
Beginning of period	10,153	24,244
End of period	$12,917	$19,353

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$316	$1,989

Supplemental disclosure of non-cash activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$42	$18

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to state fairly the statements of financial position as of July 3, 2010 and April 3, 2010, results of operations for the three months ended July 3, 2010 and June 27, 2009, and cash flows for the three months ended July 3, 2010 and June 27, 2009.  The April 3, 2010 balance sheet was derived from the audited financial statements included in the fiscal 2010 Annual Report on Form 10-K, but does not include all disclosures required by GAAP in the United States of America.  All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited consolidated financial statements of Supertex, Inc. for the fiscal year ended April 3, 2010, which were included in the fiscal 2010 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three months ended July 3, 2010 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2011 will be a 52-week year.  The three months ended July 3, 2010 and June 27, 2009, both consist of thirteen weeks.

Reclassification

For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect the Company’s net income or shareholders’ equity.

Recent Accounting Pronouncements

In January 2010, FASB issued an update to the authoritative guidance on Improving Disclosures about Fair Value Measurements.  This update requires disclosure as follows:  1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons of transfers.  2) In the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales issuances, and settlements (that is, on a gross basis rather than as one net number).  In addition, this update clarifies existing disclosures as follows: 1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  This update was effective for interim and annual reporting periods beginning after December 15, 2009 (fiscal quarter ended April 3, 2010), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (fiscal year beginning on April 4, 2010).  The adoption of the guidance did not have a material effect on the Company’s Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

In April 2010, the FASB has issued an amendment on guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Revenue can be recognized when a milestone is achieved which occurs when all substantive criteria of the milestone have been met in their entirety. Then, the following disclosures are required in the notes to financial statements:
a. A description of the overall arrangement.
b. A description of each milestone and related contingent consideration.
c. A determination of whether each milestone is considered substantive.
d. The factors that the entity considered in determining whether the milestone or milestones are substantive.
e. The amount of consideration recognized during the period for the milestone or milestones.
This amendment is effective for interim periods on or after June 15, 2010 (fiscal quarter beginning on July 4, 2010).  The company is currently assessing the potential effect to its Consolidated Financial Statements in applying this guidance, but does not expect it to have material effect.

Note 2 – Fair Value

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

A three-tiered fair value hierarchy has been established as the basis for considering the above assumptions and determining the inputs used in the valuation methodologies in measuring fair values.  The three levels of inputs are defined as follows:

Level 1 – Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets.

Level 3 – Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

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

Included in the Company’s long-term investments are auction rate securities (“ARS”), which are collateralized by student loans. Due to the lack of availability of observable market quotes for the Company’s investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods, and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including but not limited to a liquidity discount of 125 and 150 basis points per year for the current ARS market, and the timing of recovery of the ARS market from three to five years. The estimated fair value of the Company’s ARS ranges from $47,300,000 to $49,100,000. The Company believes this estimated range of fair values of its ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behavior, and public policy implications associated with the student loan based ARS market. The Company concluded that the fair value of its ARS was $48,021,000 as of July 3, 2010 net of a temporary impairment of $3,229,000 to par value.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of July 3, 2010 and April 3, 2010, excluding accrued interest (in thousands):

	July 3, 2010
	Fair value measurements
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$-	$5,665	$-	$5,665
Municipal bonds	-	91,777	-	91,777
Equity mutual funds related to non-qualified deferred compensation plan (“NQDCP”)	7,215	-	-	7,215
Short-term investments in ARS	-	1,850	-	1,850
Long-term investments in ARS	-	-	46,171	46,171
Total assets at fair value	$7,215	$99,292	$46,171	$152,678
Liabilities:
Obligation related to NQDCP	$7,215	$-	$-	$7,215

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

	April 3, 2010
	Fair value measurements
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$-	$7,341	$-	$7,341
Municipal bonds	-	69,390	-	69,390
Equity mutual funds related to NQDCP	7,470	-	-	7,470
Long-term investments in ARS	-	-	65,000	65,000
Total assets at fair value	$7,470	$76,731	$65,000	$149,201

Liabilities:
Obligation related to NQDCP	$7,470	$-	$-	$7,470

The following table summarizes the change in fair value of the Company’s level 3 assets (in thousands):

Fair value measurements of assets using level 3 inputs	Long-term investments in ARS
Beginning balance at April 3, 2010	$65,000
Redemption of investments in ARS	(17,950)
Reclassification from level 3 to level 2 assets	(1,850)
Unrealized gain recorded in "Accumulated other comprehensive loss"	971
Ending balance at July 3, 2010	$46,171

During the three months ended July 3, 2010, the Company received $17,950,000 relating to ARS redeemed at par value.  Subsequent to July 3, 2010, the Company received $1,850,000 relating to ARS redeemed at par value, which were classified as short-term investments under level two assets as of July 3, 2010. See Note 3 for discussion of the Company’s ARS.

Note 3 – Cash and Cash Equivalents and Investments

The Company’s cash equivalents consist primarily of investments in money market funds as follows (in thousands):

	July 3, 2010	April 3, 2010
Cash	$7,252	$2,812
Cash equivalents:
Money market funds	5,665	7,341
Total cash and cash equivalents	$12,917	$10,153

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The Company’s portfolio of short-term and long-term investments is as follows (in thousands):

	July 3, 2010
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value

Short-term investments:
Trading securities:	$7,215	$-	$-	$7,215
Available-for-sale securities:
Municipal bonds	91,829	-	(52)	91,777
ARS	1,850	-	-	1,850
Total short-term investments	$100,894	$-	$(52)	$100,842

Long-term investments:
Available-for sale securities	$49,400	$-	$(3,229)	$46,171

	April 3, 2010
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value

Short-term investments:
Trading securities:	$7,470	$-	$-	$7,470
Available-for-sale securities:
Municipal bonds	69,393	-	(3)	69,390
Total short-term investments	$76,863	$-	$(3)	$76,860

Long-term investments:
Available-for sale securities	$69,200	$-	$(4,200)	$65,000

The Company’s short-term and long-term investments by contractual maturity are as follows (in thousands):

	July 3, 2010	April 3, 2010
Short-term investments:
Trading securities:
Due in one year or less	$7,215	$7,470
Available-for-sale securities:
Due in one year or less	91,777	69,390
Due after ten years	1,850	-
Total short-term investments	$100,842	$76,860
Long-term investments:
Available-for-sale securities at amortized cost:
Due after ten years	$46,171	$65,000
Total long-term investments	$46,171	$65,000

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Short-term investments classified as trading securities consisted entirely of investments in mutual funds held by the Company’s Non-Qualified Deferred Compensation Plan (“NQDCP”). Unrealized losses on trading securities were $323,000 for the three months ended July 3, 2010, compared to gains of $455,000 for the same period of the prior fiscal year.

The Company’s available-for-sale portfolio as of July 3, 2010 is composed of ARS and short term municipal bonds. These securities are reported at fair value in accordance with the authoritative guidance for accounting for investments in debt and equity securities.

During the three months ended July 3, 2010, the Company disposed of municipal bonds totaling $33,719,000, of which $4,860,000 was sold approximately at par value. The net realized gains from these transactions were not material.

The ARS are investments with contractual maturities between 15 and 31 years. They are in the form of auction rate bonds whose interest rates had historically been reset every thirty-five days through an auction process. At the end of each reset period, investors could sell or continue to hold the securities at par. These ARS held by the Company are backed by pools of student loans and are primarily guaranteed by the United States Department of Education. In addition, all the ARS held by the Company are rated by the major independent rating agencies as either AAA or Aaa. The Company’s ARS are yielding tax free returns higher than those of its cash, cash equivalent and short term investments.

ARS with a par value of $49,400,000 were classified as non-current assets and were presented as long-term investments on the Company’s balance sheet as of July 3, 2010. ARS with a par value of $1,850,000 were classified as current assets and were presented as short-term investments on the Company’s balance sheet as of July 3, 2010 since they were subsequently redeemed at par value in July 2010.

The Company has concluded that the decline in fair value of the ARS investments, as of July 3, 2010, is considered to be temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the US Department of Education;

•	there have been no defaults on the ARS held by the Company as of July 3, 2010;

•	their AAA or Aaa credit ratings have not been reduced as of July 3, 2010;

•	the Company has no intention to sell the securities below par value and it is more likely than not that the Company will not be required to sell the securities until their value returns to par; and

•
the Company received ARS redemptions at par value of $12,150,000 and $19,250,000, respectively, in fiscal years 2009 and 2010. Additionally, during the three months ended July 3, 2010, the Company received redemptions at par value totaling $17,950,000. Subsequent to July 3, 2010, the Company received an additional payment of $1,850,000 for partial redemption at par value of one ARS holding. This amount was reclassified to short term investments as of July 3, 2010.

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

Inventories consist of (in thousands):

	July 3, 2010	April 3, 2010
Raw materials	$1,293	$1,221
Work-in-process	10,512	9,978
Finished goods	2,112	2,229
Finished goods at distributors and on consignment	2,617	2,022
Total Inventories	$16,534	$15,450

The Company wrote down inventory totaling $252,000 for the three months ended July 3, 2010 compared to $1,468,000 for the same period of the prior fiscal year. The Company sold previously written-down inventory of $329,000 and $287,000 for the three months ended July 3, 2010 and June 27, 2009, respectively.

Note 5 - Comprehensive Income

The components of the Company’s comprehensive income for the three months ended July 3, 2010 and June 27, 2009 are as follows (in thousands):

	July 3, 2010	June 27, 2009
Net income	$4,108	$905
Unrealized gain on available-for-sale investments, net of tax	563	2,267
Comprehensive income	$4,671	$3,172

As of July 3, 2010, the total unrealized loss on available-for-sale investments amounted to $3,281,000, which was recorded in accumulated other comprehensive loss, net of tax of $1,278,000. As of June 27, 2009, the total unrealized loss on available-for-sale investments amounted to $5,283,000, which was recorded in accumulated other comprehensive loss, net of tax of $2,056,000.

Note 6 - Stock-Based Compensation

The employee stock-based compensation expense for the three months ended July 3, 2010 was $759,000, compared to $820,000 for the same period in fiscal 2010.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

During the three months ended July 3, 2010, the Company granted options with an estimated total grant date fair value of $913,000. For the same period last fiscal year, the Company granted options with an estimated grant date fair value of $55,000. As of July 3, 2010, the unrecorded stock-based compensation related to stock options was $7,269,000 (net of estimated forfeitures) and will be recognized over an estimated weighted average amortization period of approximately 1.9 years.

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

The Company’s shareholders approved the adoption of the 2009 Equity Incentive Plan (the “2009 Plan”) at the August 14, 2009 annual meeting for shareholders. Under the 2009 Plan, the total number of shares of Company common stock reserved for issuance  consists of 1,000,000 shares plus (1) the 159,509 shares which remained authorized for issuance under the 2001 Plan but which were not subject to outstanding stock awards as of August 14, 2009, and (2) those of the 1,440,400 shares, subject to stock awards outstanding under the 2001 Plan as of August 14, 2009, that terminate prior to exercise and would otherwise be returned to the share reserves under the 2001 Plan, with the total shares in addition to the 1,000,000 shares thus being up to a maximum of 1,599,909 shares. The 2009 Plan allows the Company to continue its prior option practices under the 2001 Plan to grant non-statutory options to key employees with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The Company’s options typically have a term of ten years and vest over five years, 20% on the date one year after their vesting start date and 20% at the end of each of the following four years. The 2009 Plan also provides the Company with the flexibility in designing equity incentives, including restricted stock awards, stock appreciation rights, restricted stock unit awards, performance stock awards, and performance cash awards.

The following table summarizes the activities under the 2001 and 2009 Plans for the three months ended July 3, 2010:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, April 3, 2010	1,117,289	1,444,942	$27.31
Granted	(78,440)	78,440	27.23
Exercised	-	(34,760)	20.25
Canceled	41,400	(41,400)	26.28
Balance, July 3, 2010	1,080,249	1,447,222	$27.51

The weighted average fair value of options, as determined under authoritative guidance for stock compensation, granted under the 2009 Plan during the three months ended July 3, 2010 was $11.64 per share, compared to $11.08 per share during the same period last fiscal year.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the three months ended July 3, 2010 was $192,000.  During the three months ended July 3, 2010, the amount of cash received from employees as a result of employee stock option exercises was $704,000.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The options outstanding and exercisable at July 3, 2010, under the 2001 and 2009 Plans are in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$15.67	-	$19.99	188,920	0.95	$ 17.26	188,920	$ 17.26
20.00	-	24.99	406,622	8.40	21.03	85,742	20.90
25.00	-	29.99	328,520	8.29	27.00	84,100	26.81
30.00	-	34.99	259,960	4.30	33.77	168,605	33.73
35.00	-	39.99	103,300	6.98	35.84	45,320	35.83
40.00	-	44.99	141,900	3.33	40.90	97,100	40.87
45.00	-	46.92	18,000	3.41	46.92	10,800	46.92
$15.67	-	$46.92	1,447,222	6.01	$ 27.51	680,587	$ 28.06

The total intrinsic value of options outstanding and options exercisable as of July 3, 2010 was $3,009,000 and $1,783,000, respectively.

2000 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. For the three months ended July 3, 2010 and June 27, 2009, the amounts of cash received from employees as a result of ESPP purchases were $93,000 and $72,000, respectively.

Note 7 – Income Taxes

The provision for income taxes for the three months ended July 3, 2010 was $2,175,000 on income before tax of $6,283,000 at the effective tax rate of 35% compared to $216,000 on income before tax of $1,121,000 at the effective tax rate of 19% for the same period of the prior fiscal year. The year-over-year increase in the estimated effective tax rate for the three month period was primarily due to the effect of shifts of income among jurisdictions with different tax rates, changes in state deferred taxes, a percentage decrease in the amount of tax exempt interest, and the expiration of the federal R&D tax credit.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

During the three months ended July 3, 2010, the liability for uncertain income tax positions excluding accrued interest and penalties increased from $4,142,000 to $4,544,000. This increase was primarily due to current period accruals of uncertain tax positions.  Of the total $4,544,000 of unrecognized tax benefits, $3,366,000 represents the amount that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. On July 3, 2010, the Company had approximately $462,000 accrued for estimated interest and $405,000 for estimated penalties related to uncertain tax positions. For the three months ended July 3, 2010, the Company recorded estimated interest of $55,000 and estimated penalties of $5,000.

Included in the balance of unrecognized income tax benefits, including accrued interest and accrued penalties on July 3, 2010 was approximately $845,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company and its subsidiary are subject to taxation in various jurisdictions, including federal, state and foreign.  The Company’s major tax jurisdictions are the United States federal, state of California and Hong Kong. The Company’s federal, state, and Hong Kong income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2002.

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

	Three Months Ended
	July 3, 2010	June 27, 2009
BASIC:
Net income	$4,108	$905
Weighted average shares outstanding for the period	12,957	12,884
Net income per share	$0.32	$0.07

DILUTED:
Net income	$4,108	$905
Weighted average shares outstanding for the period	12,957	12,884
Effect of dilutive securities: stock options and ESPP	80	81
Total	13,037	12,965
Net income per share	$0.32	$0.07

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Options to purchase 868,567 shares of the Company’s common stock at an average price of $32.50 per share, and 1,183,548 shares at an average price of $29.25 per share for the three months ended July 3, 2010 and June 27, 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

Legal Proceedings

From time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business.  Management has reviewed such possible claims and assessments with the Company’s legal counsel and believes that it is unlikely that they will result in any material adverse effect on the Company’s financial condition, results of operations, or cash flows.  The Company is not currently involved in any legal proceeding that it believes will materially and adversely affect its business, financial condition, results of operations or cash flows.

The Company has engaged in certain export-related activities that may have violated the International Traffic and Arms Regulations (“ITAR”) and the Arms Export Control Act.  Accordingly, the Company recently voluntarily notified the U.S. Department of State and is investigating the situation and circumstances. Should its actions have violated ITAR, it could face substantial civil fines or other penalties at the discretion of the U.S. Department of State. At this time, the Company is unable to estimate the extent of any fines or penalties or other potential losses that may be incurred with respect to this matter, however, the ultimate outcome could have a material adverse effect on the Company.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The reductions to revenue for estimated product returns for the three months ended July 3, 2010 and June 27, 2009 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other(2)	Balance at End of Period
Three months ended July 3, 2010	$217	$136	$(26)	$327
Three months ended June 27, 2009	$266	$25	$(78)	$213
___________________
(1) Allowances for sales returns are recorded as a reduction to revenue.
(2) Represents payments and other amounts charged to allowance for sales returns.

While the Company’s sales returns are historically within the allowance established, it cannot guarantee that it will continue to experience the same return rates that it has had in the past.  Any significant increase in product failure rates and the resulting sales returns could have a material adverse effect on the operating results for the period or periods in which such returns materialize.

For sales through distributors, the Company's policy is to replace under warranty defective products at its own expense for a period of 90 days from date of shipment. This period may be extended in certain cases. This liability is limited to replacement of the product along with freight and delivery costs. In certain cases, the Company may pay for rework.

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses and is recorded as cost of sales. The warranty reserve as of July 3, 2010 was $114,000. Such amount was $70,000 as of June 27, 2009.

Operating Lease Obligations

The Company’s future minimum lease payments under non-cancelable operating leases as of July 3, 2010 are as follows (in thousands):

Payment Due by Year	Operating Lease
Less than 1 year	$1,120
2 years	746
3 years	654
4 years	604
5 years	604
After 5 years	504
$4,232

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense net of sublease income for the three months ended July 3, 2010 amounted to $301,000 compared to $277,000 for the same period of last fiscal year.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 10 – Common Stock Repurchase

There were no shares repurchased during the three months ended July 3, 2010 or June 27, 2009.

Since the inception of its repurchase program in 1992 through July 3, 2010, the Company has repurchased a total of 2,344,000 shares of common stock for an aggregate cost of $36,551,000.  Upon their repurchase, shares are restored to the status of authorized but un-issued shares.  As of July 3, 2010, a total of 556,000 shares remained authorized for repurchase under the program.

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

The Company's principal markets are in Asia, the United States, and Europe.  Below is a summary of sales by major geographic area for the three months ended July 3, 2010 and June 27, 2009 (in thousands):

	Three Months Ended
Net Sales	July 3, 2010	June 27, 2009
Asia (excluding China)	$6,888	$3,085
China	6,633	4,095
United States	6,597	5,133
Europe	2,830	1,177
Other	207	65
Net Sales	$23,155	$13,555

Net property, plant and equipment by country as of July 3, 2010 and April 3, 2010 are as follows (in thousands):

	July 3, 2010	April 3, 2010
United States	$5,467	$5,630
Hong Kong	1,330	1,161
Property, plant and equipment, net	$6,797	$6,791

Note 12 – Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representatives and distributors. Revenue from sales to distributors and the related cost of sales are recognized upon resale to end-user customers.

For the three months ended July 3, 2010 and June 27, 2009, a major medical instrumentation company accounted for approximately 11% and 10%, respectively, of net sales. Also, a consumer electronics company accounted for approximately 15% of net sales for the three months ended June 27, 2009.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Nearly all of the sales to the medical instrumentation company were through distributors and contract manufacturers. There were no other customers that the Company believes accounted for more than 10% of the Company’s net sales for the three months ended July 3, 2010 or June 27, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report.  The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  You are urged to carefully review and consider the various disclosures we made in this Report and in other reports filed with the SEC, including the annual report on Form 10-K for the fiscal year ended April 3, 2010.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates," and variations of these words and similar expressions are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that sales of our medical electronics products will increase in our second fiscal quarter, and that, through the introduction of our new integrated solutions along with our discrete building block product offerings, we will continue to be a major player in the medical ultrasound business; (2) our expectation that sales of LED driver ICs for LED TVs will continue to grow in the second fiscal quarter as LED BLU prices continue to decline, and industry projections for LED TVs indicate that the number of LED TVs sold in calendar 2010 is expected to at least double that of 2009; (3) our expectation that sales of our LED driver ICs for general lighting applications will continue to grow in the second fiscal quarter; (4) our belief that R&D expenses as a percentage of net sales may fluctuate from quarter to quarter; (5) our expectation that we will spend approximately $4,400,000 for capital acquisitions in fiscal 2011 of which we have spent $529,000 during the first quarter; (6) our belief that we have substantial production capacity in place to handle our projected business in fiscal 2011; (7) our belief that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months; (8) our belief that the credit quality of the ARS we hold is high and our expectation that we will receive the full principal associated with these auction-rate securities; (9) our belief that the auction failures will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements; (10) our belief that the estimated range of fair values of our ARS is appropriate; (11) our lack of intention to sell our ARS securities below par value and our view that it is more likely than not that we will not be required to sell our ARS securities until their value returns to par; (12) our belief that the declines in our ARS fair values due to the lack of liquidity are temporary; (13) our belief that our exposure to foreign currency risk is relatively small; and (14) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows.

These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties include material adverse changes in the demand for our customer’s products in which the Company’s products are used; that competition to supply semiconductor devices in the markets in which the Company competes increases and causes price erosion; that demand does not materialize and increase for recently released customer products incorporating the Company’s products; that we have delays in developing and releasing into production our planned new products; that there could be unexpected manufacturing issues as production ramps up; that the demand for the Company’s products or results of its product development changes such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; that some of the Company’s equipment will be unexpectedly damaged or become obsolete, thereby requiring replacement; and that the credit crisis will not further affect our auction rate securities; as well as those described in "Factors Which May Affect Operating Results" under Item 1A of Part I , “Risk Factors” in the Company’s  annual report of Form 10-K for the fiscal year ended April 3, 2010.  The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.  Accordingly, the readers are cautioned not to place undue reliance on such statements, The Company undertakes no obligation to update any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. There have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in our fiscal 2010 Annual Report on Form 10-K.

Overview

We design, develop, manufacture, and market integrated circuits (“ICs”), utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We are an industry leader in high voltage integrated circuits (HVCMOS and HVBiCMOS), taking advantage of the best features of CMOS, bipolar and DMOS technologies and integrating them into the same chip.  These ICs are for use in the medical electronics, LED lighting, imaging, industrial/other, and telecommunications industries, including for  medical ultrasound imaging, LCD TV backlighting, LED general lighting, printer, flat panel display, and consumer products. We also supply custom integrated circuits for our customers using customer-owned designs and mask tooling with our process technologies.

Results of Operations

Net Sales

We operate in one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal ICs and specialty metal-oxide-field-effect-transistors (“MOSFETs”). We have a broad customer base, which in some cases manufactures electronic end products and equipment spanning multiple markets. As such, the assignment of revenue to the markets described in the Overview above requires the use of estimates, judgment, and extrapolation. Actual results may differ slightly from those reported here.

Net sales for the three months ended July 3, 2010 were $23,155,000, a 71% increase compared to $13,555,000 for the same period of the prior fiscal year. Net sales increased 13% from $20,559,000 when compared to the quarter ended April 3, 2010. The year-over-year and sequential quarterly increases were primarily due to increased sales of our LED driver ICs for backlighting LCD TVs with LED backlighting units (“LED TVs”) and for general lighting applications and a strengthening of the overall economy causing increased sales of our medical ultrasound products, printer drivers, telecom products and ICs and DMOS devices for industrial and other markets.

The table below shows our estimate of the breakdown of net sales to customers by end market for the three months ended July 3, 2010, June 27, 2009, and April 3, 2010, as well as year-over-year and sequential percentage changes (in thousands except percentages):

	Three Months Ended
Net Sales	July 3, 2010	April 3, 2010	June 27, 2009	Sequential Change	Year-Over-Year Change
Medical Electronics	$8,657	$8,214	$5,381	5%	61%
LED Lighting	4,421	3,664	2,876	21%	54%
Imaging	4,602	4,055	2,638	13%	74%
Industrial/Other	3,264	2,871	1,640	14%	99%
Telecom	2,211	1,755	1,020	26%	117%
Net Sales	$23,155	$20,559	$13,555	13%	71%

	Three Months Ended
Net Sales	July 3, 2010	April 3, 2010	June 27, 2009
Medical Electronics	37%	40%	40%
LED Lighting	19%	18%	21%
Imaging	20%	20%	19%
Industrial/Other	14%	14%	12%
Telecom	10%	8%	8%
Net Sales	100%	100%	100%

Our medical electronics product family accounted for the largest sales of all of our five focus markets for the three months ended July 3, 2010, June 27, 2009, and April 3, 2010. Sales to the medical electronics market for the three months ended July 3, 2010 were $8,657,000, a 61% and 5% increase compared to same period of the prior fiscal year and the prior quarter, respectively, due to increased sales of our analog switches and high voltage pulser circuits and chipsets, as the post-recession global demand for medical ultrasound systems, which use our products, has rebounded.  These increases in sales were partially offset by lower custom processing services demand. We expect sales to increase in our second fiscal quarter for medical electronics.

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

Sales of LED driver ICs for lighting and backlighting were $4,421,000 for the three months ended July 3, 2010, compared to $2,876,000 for the same period last year and $3,664,000 for the prior quarter. The year-over-year and sequential increases in sales were primarily due to significantly increased shipments of our high voltage LED driver ICs for backlighting LED TVs which have ramped up volume production during the past several quarters at a tier-one OEM, as well as three other tier-two customers. Additionally, general lighting applications increased versus both periods.

We expect that sales of LED driver ICs for LED TVs will continue to grow in the second fiscal quarter of 2011 as LED backlighting unit (“BLU”) prices continue to decline and at the same time LED BLUs offer far superior and compelling features versus traditional CCFL (cold cathode fluorescent lamp) backlighting such as: contrast ratio, light weight, thin form factor, and very low power consumption. Industry projections for LED TVs indicate that the number of LED TVs sold in calendar 2010 is expected to be at least double that of 2009. We also expect that sales of our LED driver ICs for general lighting applications will continue to grow in the second fiscal quarter.

In our offerings for the imaging market, which consist of EL inverter ICs, commercial printing ICs and custom processing services, sales for the three months ended July 3, 2010 were $4,602,000, an increase of 74% when compared to the same period in the last fiscal year and an increase of 13% when compared to the prior quarter.  These sales increases were due to increased shipments of our EL inverter ICs to a hand-set OEM for a new family of products, increased sales of our commercial printing and display ICs, and increased custom processing services. Also, contributing to sequential increase were higher sales of a military application.

Sales in the industrial and other markets for the three months ended July 3, 2010 were $3,264,000, an increase of 99% and 14%, respectively, when compared to the same period in the prior fiscal year and to the prior quarter. The year-over-year and sequential increases were due to the rebound in the overall economy.

Sales to the telecom market for the three months ended July 3, 2010 were $2,211,000, an increase of 117%, compared to the same period of the prior fiscal year, and increased 26% sequentially. The year-over-year and sequential increases were primarily due to increased shipments of high voltage MEMS driver ICs for optical-to-optical switching applications.

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

Our principal markets are in Asia, the U.S., and Europe.  Sales by geographic regions as well as year-over-year and sequential percentage changes were as follows, where international sales include sales to U.S. based customers if the products are delivered to their contract manufacturers outside the U.S. (in thousands except percentages):

	Three Months Ended
Net Sales	July 3, 2010	April 3, 2010	June 27, 2009	Sequential Change	Year-Over-Year Change
Asia (excluding China)	$6,888	$5,757	$3,085	20%	123%
China	6,633	5,833	4,095	14%	62%
United States	6,597	6,146	5,133	7%	29%
Europe	2,830	2,694	1,177	5%	140%
Other	207	129	65	60%	218%
Net Sales	$23,155	$20,559	$13,555	13%	71%

International Sales	$16,558	$14,413	$8,422	15%	97%
Domestic Sales	6,597	6,146	5,133	7%	29%
Net Sales	$23,155	$20,559	$13,555	13%	71%

Net sales to international customers for the three months ended July 3, 2010 were $16,558,000 or 72% of net sales, as compared to $8,422,000 or 62% of net sales for the same period of the prior fiscal year and $14,413,000 or 70% for the three months ended April 3, 2010. Sales to international customers for the three months ended July 3, 2010 compared to the same period last year increased 97% primarily due to increased sales of our LED driver ICs for backlighting LED TVs and for general lighting applications and a strengthening of the overall economy which increased sales of our medical ultrasound products, printer drivers, telecom products and ICs and DMOS devices for industrial and other markets. Net sales to domestic customers for the three months ended July 3, 2010 increased 29% compared to the same period of the prior fiscal year. The year-over-year quarterly increase is primarily due to a strengthening of the overall economy and increased demand for our custom processing services. Compared to the prior quarter, net sales to domestic customers for the quarter ended July 3, 2010 were 7% higher due to increased demand for our MEMS driver ICs.

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

	Three Months Ended
(Dollars in thousands)	July 3, 2010	April 3, 2010	June 27, 2009
Gross Margin Percentage	57%	46%	53%

Included in Gross Margin Percentage Above:
Gross Margin Benefit from Cost of Previously Written Down Inventory Sold	$329	$561	$287
Percentage of Net Sales	1%	3%	2%

Gross profit for the three months ended July 3, 2010 was $13,194,000 compared to $7,130,000 for the same period of fiscal 2010. The year-over-year increase for the three-month period in gross profit was primarily attributable to increased sales, favorable product mix, and a decrease in charges for inventory excess and obsolescence. Gross profit for the three months ended July 3, 2010, increased $3,741,000 compared to the prior quarter due to higher sales, reduced inventory unit costs resulting from higher wafer fab utilization, and favorable product mix.

As a percentage of net sales, gross margin was 57% for the three months ended July 3, 2010 compared to 53% for the same period of the prior fiscal year.  The year-over-year quarterly increase in gross margin was primarily attributable to increased sales, favorable product mix, and a decrease in charges for inventory excess and obsolescence. Sequentially, gross margin in the three months ended July 3, 2010 was higher by eleven percentage points due to reduced inventory unit costs, as the products we sold in our first fiscal quarter of 2011 were produced in periods of higher wafer fab utilization compared to the products sold in the prior quarter.  Also contributing to the improved gross margin was favorable product mix.

We wrote down inventory totaling $252,000 and $1,468,000 for the three months ended July 3, 2010 and June 27, 2009, respectively.

Research and Development (“R&D”) Expenses

	Three Months Ended
(Dollars in thousands)	July 3, 2010	April 3, 2010	June 27, 2009	Sequential Change	Year-Over-Year Change
R&D Expenses	$3,511	$4,038	$4,005	-13%	-12%
Percentage of Net Sales	15%	20%	30%

R&D expenses include payroll and benefits, processing costs, and depreciation. We also expense prototype wafers and mask sets related to new product development as R&D expenses.

Expenditures for R&D were $3,511,000 for the three months ended July 3, 2010, as compared to $4,005,000 for the same period in the prior year and $4,038,000 in the prior quarter.  The year-over-year quarterly decrease in expense of $494,000 is primarily due to a reduction in the fair value of investments held by our Non-Qualified Deferred Compensation Plan (“NQDCP”) of $135,000 compared to an increase of $131,000 in the same period last year, and more efficient use of experimental wafers for new product development that reduced expenses by $186,000. Compared to the prior quarter the decrease in expense of $527,000 is primarily due to a reduction in the fair value of investments held by our NQDCP of $135,000 versus an increase of $73,000 in the prior period, and reduced stock-based compensation expense of $120,000.

Some aspects of our R&D efforts require significant short-term expenditures.  As such, timing of such expenditures may cause fluctuations in our R&D expenses. R&D expenses as a percentage of net sales may fluctuate from quarter to quarter.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended
(Dollars in thousands)	July 3, 2010	April 3, 2010	June 27, 2009	Sequential Change	Year-Over-Year Change
SG&A Expenses	$3,311	$3,709	$2,790	-11%	19%
Percentage of Net Sales	14%	18%	21%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside professional services such as legal, auditing and tax.

SG&A expenses for the first quarter of fiscal 2011 were $3,311,000, compared to $2,790,000 for the same period of the last fiscal year, and $3,709,000 for the prior quarter. The year-over-year quarterly increase of $521,000 is due to increased sales commissions and incentives of $499,000 and higher professional services expense of $117,000, partially offset by reduced employee benefits of $165,000. This was due to a reduction in the fair value of investments held by our NQDCP of $134,000 in the first fiscal quarter of 2011 versus an increase of $266,000 in the same period last year causing a reduction in employee benefits of $400,000, however, higher profit sharing expense, payroll taxes and other benefits significantly mitigated the effect of the change in NQDCP assets.

Sequentially, SG&A expenses for the first fiscal quarter were $398,000 lower primarily due to a reduction in the fair value of investments held by our NQDCP of $134,000 in the first fiscal quarter of 2011 versus an increase of $147,000 in the fourth fiscal quarter of last year and due to reduced professional services of $82,000. These reductions were partially offset by increased sales commissions and incentives of $93,000.

Interest Income and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	July 3, 2010	April 3, 2010	June 27, 2009	Sequential Change	Year-Over-Year Change
Interest Income	$203	$220	$337	-8%	-40%
Other (Expense) Income, Net	(292)	254	449	-215%	-165%
Total Interest Income and Other (Expense) Income, Net	$(89)	$474	$786	-119%	-111%
Percentage of Net Sales	-0%	2%	6%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments, was $203,000 for the three months ended July 3, 2010, compared to $337,000 for the same period of the prior fiscal year and $220,000 for the prior quarter. The year-over-year and sequential decreases in interest income resulted primarily from lower investment yields, partially offset by higher cash and investment balances. Other expense, net, for the three months ended July 3, 2010 was $292,000, compared to income of $449,000 for the same period of the last fiscal year and income of $254,000 for the prior quarter. The year-over-year and sequential declines were primarily due to a decrease of $323,000 in the fair value of investments held by our NQDCP in the first fiscal quarter of 2011 compared to increases of $455,000 and $249,000, respectively, during the first quarter of fiscal 2010 and fourth quarter of fiscal 2010.

Provision for Income Taxes

The income tax provision for the interim period represents federal, state and foreign taxes and reflects our computed estimated annual effective tax rate. The tax provision differs from the taxes computed at the federal and state statutory rates primarily due to the effect of foreign rate differentials, non-deductible stock-based compensation expense, tax-exempt interest income, tax contingencies under authoritative guidance for income taxes and the domestic production activities deduction.

The income tax provision for the three months ended July 3, 2010 was $2,175,000 on income before tax of $6,283,000 at the effective tax rate of 35% compared to income tax provision of $216,000 on income before tax of $1,121,000 at the effective tax rate of 19% for the same period of the prior fiscal year. The year-over-year increase in the estimated effective tax rate for the three month period was primarily due to the effect of shifts of income among jurisdictions with different tax rates, changes in state deferred taxes, a percentage decrease in the amount of tax exempt interest, and the expiration of the federal R&D tax credit.

We maintain liabilities for uncertain tax positions within our income taxes payable account. The determination of the liability amount involves considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

Financial Condition

Overview

We ended the first quarter of fiscal 2011 with $159,930,000 in cash, cash equivalents, short-term and long-term investments.  This represents an increase of $7,917,000 when compared with the amount of $152,013,000 as of April 3, 2010.  Working capital is defined as current assets less current liabilities. As of July 3, 2010, working capital was $133,419,000, an increase of $26,148,000 from $107,271,000 as of April 3, 2010.  The increase in working capital was primarily the result of redemptions of our ARS and cash generated from operations.

Liquidity and Capital Resources

 In summary, our cash flows were as follows (in thousands):

	Three Months Ended
	July 3, 2010	June 27, 2009
Net cash provided by operating activities	$7,047	$1,471
Net cash used in investing activities	(5,083)	(6,726)
Net cash provided by financing activities	800	364
Net increase (decrease) in cash and cash equivalents	$2,764	$(4,891)

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the three months ended July 3, 2010, net cash provided by operating activities was $7,047,000 compared to $1,471,000 for the same period of the prior fiscal year. The increase of $5,576,000 resulted primarily from higher net income after non-cash adjustments of $2,975,000 and an increase from changes in assets and liabilities totaling $2,601,000. The non-cash adjustments in the first fiscal quarter of 2011 were $228,000 lower than those of the same period last year primarily due to a reduction in provision for excess and obsolete inventories resulting from a general increase in sales this year versus a general decrease in sales last year, partially offset by an unrealized loss from short-term investments categorized as trading compared to a gain last fiscal year. Also contributing to the increase in cash provided by operating activities were a decrease in prepaid and other assets versus an increase in the same period last fiscal year, and an increase in income taxes payable compared to a decrease in the prior fiscal year. These were partially offset by an increase in accounts receivable compared to a decrease last year due to an increasing sales trend compared to a decreasing sales trend in the first fiscal quarter of last year.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales of short-term investments. Cash used by investing activities for the three months ended July 3, 2010 was $5,083,000 compared to $6,726,000 for the same period of last fiscal year. This difference of $1,643,000 was primarily due to increased sales and maturities of investments of $43,301,000, which included auction rate security redemptions at par value of $17,950,000, partially offset by increased purchases of short-term investments of $41,234,000.

We expect to spend approximately $4,400,000 for capital acquisitions in fiscal 2011, of which we have spent $529,000 during the first three months of fiscal 2011. We believe that we have substantial production capacity in place to handle our projected business in fiscal 2011.  We also believe that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Our investment portfolio is primarily comprised of auction rate securities (“ARS”) and short term municipal bonds. The ARS we hold have a par value of $51,250,000 and have contractual maturities generally between 15 to 31 years. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates were reset every thirty-five days (“reset period”) through an auction process. Prior to the fourth quarter of fiscal 2008, at the end of each reset period, investors could sell or continue to hold the securities at par.

Since the fourth quarter of fiscal 2008, the ARS market has experienced auction failures. In general, for each unsuccessful auction, the interest rate moves to a maximum rate defined for each ARS unless the interest earned reaches the maximum amount stipulated by the prospectus. The principal associated with failed auctions will not be accessible until a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying security has matured. Although no assurance can be given, we expect that we will receive the full principal associated with these auction-rate securities through one of the means described above. In addition to payments totaling $31,400,000 that we received in fiscal years 2009 and 2010, we received three payments totaling $17,950,000 during the three months ended July 3, 2010, representing  7%, 5% and 100%, respectively, of three ARS holdings. Cumulatively, as of July 3, 2010, $49,350,000, or 49%  of our total ARS holdings have redeemed at par value subsequent to the fourth quarter of 2008. Subsequent to July 3, 2010, we received an additional payment of $1,850,000, representing 17% of an ARS holding. All of these payments were the result of redemptions at par value. We continue to believe that the credit quality of the ARS we hold is high as they are primarily backed by student loans, are insured and guaranteed by the U.S. Department of Education, and continue to be rated by the major independent rating agencies as either AAA or Aaa. Our ARS are yielding tax free returns higher than those of our cash, cash equivalent and short term investments.

While auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. As of July 3, 2010, we had approximately $133,419,000 of working capital, including approximately $113,759,000 of cash, cash equivalents, and short-term investments, and we have generated cash from our operations for the past several years.

Due to the lack of availability of observable market quotes on our investment portfolio of ARS, $49,400,000 was classified as Level 3 in the three-tiered fair value hierarchy used in accordance with authoritative guidance for accounting for investments in debt and equity securities. The fair value of these $49,400,000 of ARS was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. Another $1,850,000 of our ARS was classified as Level 2 in such hierarchy as it was redeemed at par value subsequently in July 2010. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the ARS.

Using this discounted cash flow model, we determined that there was a temporary impairment of $3,229,000 to par value of our ARS as of July 3, 2010. This unrealized loss reflects the decline in the estimated fair value of these ARS in accordance with authoritative guidance for accounting for investments in debt and equity securities. We concluded that the impairment losses were temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the U.S. Department of Education;

•	there have been no defaults on the ARS we held as of July 3, 2010;

•	their AAA or Aaa credit ratings have not been reduced as of July 3, 2010;

•	we have no intention to sell the securities below par value and it is more likely than not that we will not be required to sell the securities until their value returns to par; and

•
we received ARS redemptions at par value of $12,150,000 and $19,250,000, respectively, in fiscal years 2009 and 2010. Additionally, during the three months ended July 3, 2010, the Company received redemptions at par value totaling $17,950,000. Subsequent to July 3, 2010, the Company received an additional payment of $1,850,000 for partial redemption at par value of one ARS holding. This amount was reclassified to short term investments as of July 3, 2010.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans and sale of stock through the ESPP, and reclassification of non-cash excess tax benefit from operating into financing activities as required by authoritative guidance for stock compensation. Net cash provided by financing activities for the three months ended July 3, 2010 was $800,000 due to the proceeds from the exercise of stock options and stock purchases under the ESPP of $797,000 and excess tax benefit of $3,000 related to stock based compensation.

Off-Balance Sheet Arrangements

We do not have nor have we ever had any off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our financial condition, sales, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

We purchase products from a variety of suppliers and use several contract assemblers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we may enter into agreements with contract assemblers and suppliers which commit us to a minimum purchase over a specified time period.  In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments, arising from these agreements, are firm, non-cancelable, and unconditional commitments.

The following table summarizes our significant contractual cash obligations as of July 3, 2010, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 years
Operating lease obligations (1)	$4,232	$1,120	$746	$654	$604	$604	$504
Purchase obligations	9,491	8,773	705	11	2	-	-
Total contractual cash obligations	$13,723	$9,893	$1,451	$665	$606	$604	$504
_____________

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense net of sublease income for the three months ended July 3, 2010 amounted to $301,000 compared to $277,000 for the same period of the prior fiscal year.

As of July 3, 2010, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables was $4,544,000. As of July 3, 2010, we have accrued $462,000 of interest and $405,000 of penalties associated with our uncertain tax positions. We did not include these obligations in the table above as we cannot determine the amount or timing of cash payments that will be made associated with these uncertain tax positions.

Recent Accounting Pronouncements

In January 2010, FASB issued an update to the authoritative guidance on Improving Disclosures about Fair Value Measurements.  This update requires disclosure as follows:  1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons of transfers.  2) In the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales issuances, and settlements (that is, on a gross basis rather than as one net number).  In addition, this update clarifies existing disclosures as follows: 1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  This update was effective for interim and annual reporting periods beginning after December 15, 2009 (fiscal quarter ended April 3, 2010), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (fiscal quarter and year beginning on April 4, 2010).  The adoption of the guidance did not have a material effect on our Consolidated Financial Statements.

In April 2010, the FASB has issued an amendment on guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Revenue can be recognized when a milestone is achieved which occurs when all substantive criteria of the milestone have been met in their entirety. Then, the following disclosures are required in the notes to financial statements:
a. A description of the overall arrangement.
b. A description of each milestone and related contingent consideration.
c. A determination of whether each milestone is considered substantive.
d. The factors that the entity considered in determining whether the milestone or milestones are substantive.
e. The amount of consideration recognized during the period for the milestone or milestones.
This amendment is effective for interim periods on or after June 15, 2010 (fiscal quarter beginning on July 4, 2010).  We are currently assessing the potential effect to our Consolidated Financial Statements in applying this guidance, but do not expect it to have material effect.

 Available Information

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  The SEC maintains an Internet site at http://www.sec.gov that contains these reports, proxy and information statements and other information regarding Supertex, Inc. We make available free of charge and through our Internet website at www.supertex.com copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC.  Copies of such documents may be requested by contacting our Investor Relations department at (408) 222-8888 ext. 4295.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of the investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio is comprised of primarily ARS and short term municipal bonds.  During the three months ended July 3, 2010, investments and cash and cash equivalents generated interest income of $203,000 compared to $337,000 for the same period of last fiscal year.  Based on the par value of our investment and cash and cash equivalent balances as of July 3, 2010, a one percentage point change in interest rates would cause a change in our quarterly interest income by approximately $390,000.

As of July 3, 2010, we had no long-term debt outstanding.

ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we encountered with regard to our ARS beginning February 2008, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We believe the declines in our ARS fair value due to the lack of liquidity are temporary. In the event we need to access the funds associated with failed auctions, they are not expected to be available until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process, or the underlying security has matured. As of July 3, 2010, our ARS had a total par value of $51,250,000 and contractual maturities between 15 and 31 years.

Due to the temporary impairment in value of our ARS, we recorded an unrealized loss of $3,229,000 to par value as of July 3, 2010, which decreased from $4,200,000 as of April 3, 2010, because of additional redemptions of our ARS at par value during the three months ended July 3, 2010.

Our ARS are in the form of auction rate bonds whose interest rates were reset every thirty-five days through an auction process. Prior to the fourth quarter of fiscal 2008, at the end of each reset period, investors could sell or continue to hold the securities at par. The ARS we hold are backed by student loans and also are primarily guaranteed by the US Department of Education. In addition, all the ARS we hold are rated by the major independent rating agencies as either AAA or Aaa. As a result, we believe the credit risk is very low.

If the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the US government fails to support its guaranty of its obligations, or the credit quality of these ARS declines, we may be required to further adjust the carrying value of these ARS and record other-than-temporary impairment charges in future periods, which could materially affect our financial condition. However, we expect that we will receive the principal associated with these ARS through one of the means described above. Based on our ARS holdings specifically as of July 3, 2010, a one percentage point change in interest rates would cause a change in our quarterly interest income by approximately $128,000.

Foreign Currency Exchange Risks

We do not hedge any potential risk from any foreign currency exposure. With our operations in Hong Kong, we may be exposed to an adverse change in the exchange rate of the Hong Kong dollar which is traditionally pegged to the U.S. dollar.  We believe that our exposure is relatively small, thus we do not employ hedging techniques designed to mitigate fluctuations in this exchange rate fluctuation.  However, we could experience unanticipated currency gains or losses if the Hong Kong dollar ceases to be pegged to the U.S. dollar.  As the level of activity at our Hong Kong operation changes over time, actual currency gains or losses could have an adverse effect to our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures:  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of July 3, 2010, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect such control.

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

We engaged in certain export-related activities that may have violated the International Traffic and Arms Regulations (“ITAR”) and the Arms Export Control Act.  Accordingly, we recently voluntarily notified the US Department of State and are investigating the situation and circumstances. Should our actions have violated ITAR, we could face substantial civil fines or other penalties at the discretion of the US Department of State. At this time, we are unable to estimate the extent of any fines or penalties or other potential losses that may be incurred with respect to this matter, however, the ultimate outcome could have a material adverse effect on us.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of our Form 10-K for the fiscal year ended April 3, 2010, filed on June 11, 2010, which risk factors are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Removed and Reserved

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

Dated: August 9, 2010
	By:	/s/PHILLIP A. KAGEL
Phillip A. Kagel
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)