Form 10-Q
period 2010-10-02
SUPERTEX INC
filed 2010-11-10
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2010

or

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
Large accelerated filer [   ] Accelerated filer [ X ] Non-accelerated filer [   ] Smaller Reporting Company[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2010
Common Stock, no par value	13,025,944
Exhibit index is on Page 34
Total number of pages: 35

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net sales	$22,359	$15,875	$45,514	$29,430
Cost of sales	9,819	8,474	19,780	14,899
Gross profit	12,540	7,401	25,734	14,531
Research and development	3,620	3,604	7,131	7,609
Selling, general and administrative	3,861	3,158	7,172	5,948
Total operating expenses	7,481	6,762	14,303	13,557
Income from operations	5,059	639	11,431	974
Interest income	214	278	417	615
Other income, net	509	575	217	1,024
Income before provision for income taxes	5,782	1,492	12,065	2,613
Provision for income taxes	1,960	409	4,135	625
Net income	$3,822	$1,083	$7,930	$1, 988

Net income per share
Basic	$0.29	$0.08	$0.61	$0.15
Diluted	$0.29	$0.08	$0.61	$0.15
Shares used in per share computation:
Basic	12,991	12,902	12,974	12,893
Diluted	13,048	12,987	13,044	12,977

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	October 2, 2010	April 3, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$16,851	$10,153
Short-term investments	101,623	76,860
Trade accounts receivable, net	12,037	10,786
Inventories	19,397	15,450
Prepaid expenses and other current assets	2,851	3,726
Prepaid income taxes	2,268	2,456
Deferred income taxes	7,819	8,162
Total current assets	162,846	127,593
Long-term investments	47,300	65,000
Property, plant and equipment, net	6,397	6,791
Other assets	665	580
Deferred income taxes	4,329	5,254
Total assets	$221,537	$205,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$5,407	$3,748
Accrued salaries and employee benefits	12,559	11,430
Other accrued liabilities	1,440	1,167
Deferred revenue	4,467	3,962
Income taxes payable	241	15
Total current liabilities	24,114	20,322
Income taxes payable, noncurrent	5,219	4,520
Total liabilities	29,333	24,842

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, no par value -- 10,000 shares authorized, none outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 12,996 shares and 12,944 shares	66,941	64,296
Accumulated other comprehensive loss	(1,313)	(2,566)
Retained earnings	126,576	118,646
Total shareholders' equity	192,204	180,376
Total liabilities and shareholders' equity	$221,537	$205,218

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	October 2, 2010	September 26, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,930	$1,988
Non-cash adjustments to net income:
Depreciation and amortization	1,161	1,326
Provision for doubtful accounts and sales returns	344	141
Provision for excess and obsolete inventories	537	2,622
Deferred income taxes	470	(40)
Stock-based compensation	1,577	1,655
Tax benefit related to stock-based compensation plans	36	36
Excess tax benefit related to stock-based compensation	(4)	(17)
Unrealized gain from short-term investments, categorized as trading	(184)	(1,031)
Loss on disposal of property, plant and equipment	-	4
Changes in operating assets and liabilities:
Trade accounts receivable	(1,619)	(713)
Inventories	(4,484)	(3,042)
Prepaid expenses and other assets	814	(522)
Prepaid income taxes	188	-
Trade accounts payable and accrued expenses	3,047	1,502
Deferred revenue	505	(576)
Income taxes payable	925	(1,018)
Net cash provided by operating activities	11,243	2,315
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(753)	(499)
Purchases of investments	(90,600)	(37,604)
Sales of investments	16,542	5,838
Maturities of investments	69,230	19,847
Net cash used in investing activities	(5,581)	(12,418)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	1,032	693
Excess tax benefit related to stock-based compensation	4	17
Net cash provided by financing activities	1,036	710
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,698	(9,393)

CASH AND CASH EQUIVALENTS:
Beginning of period	10,153	24,244
End of period	$16,851	$14,851

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$1,067	$2,535

Supplemental disclosure of non-cash activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$14	$13

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to state fairly the statements of financial position as of October 2, 2010 and April 3, 2010, results of operations for the three and six months ended October 2, 2010 and September 26, 2009, and cash flows for the three and six months ended October 2, 2010 and September 26, 2009.  The April 3, 2010 balance sheet was derived from the audited financial statements included in the fiscal 2010 Annual Report on Form 10-K, but does not include all disclosures required by GAAP in the United States of America.  All significant intercompany transactions and balances have been eliminated.

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

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and six months ended October 2, 2010 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2011 will be a 52-week year.  The three months ended October 2, 2010 and September 26, 2009, both consist of thirteen weeks.

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
(unaudited)

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

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. If a financial instrument uses an input that is significant to the fair value calculation, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.  The Company’s financial assets and liabilities measured at fair value on a recurring basis include cash equivalents and investment securities, both short-term and long-term.

The Company’s long-term investments consist of only AAA rated auction rate securities (“ARS”), which are collateralized by student loans. Due to the lack of availability of observable market quotes for the Company’s investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods, and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including but not limited to a liquidity discount of 125 and 150 basis points per year for the current ARS market, and the timing of recovery of the ARS market from three to five years. The estimated fair value of the Company’s ARS ranges from $46,800,000 to $48,200,000. The Company believes this estimated range of fair values of its ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behavior, and public policy implications associated with the student loan based ARS market. The Company concluded that the fair value of its ARS was $47,300,000 as of October 2, 2010 net of a temporary impairment of $2,100,000 to par value.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of October 2, 2010 and April 3, 2010, excluding accrued interest (in thousands):

	October 2, 2010
	Fair value measurements
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$-	$9,065	$-	$9,065
Municipal bonds	-	93,824	-	93,824
Equity mutual funds related to non-qualified deferred compensation plan (“NQDCP”)	7,799	-	-	7,799
Long-term investments in ARS	-	-	47,300	47,300
Total assets at fair value	$7,799	$102,889	$47,300	$157,988
Liabilities:
Obligation related to NQDCP	$7,799	$-	$-	$7,799

	April 3, 2010
	Fair value measurements
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$-	$7,341	$-	$7,341
Municipal bonds	-	69,390	-	69,390
Equity mutual funds related to NQDCP	7,470	-	-	7,470
Long-term investments in ARS	-	-	65,000	65,000
Total assets at fair value	$7,470	$76,731	$65,000	$149,201

Liabilities:
Obligation related to NQDCP	$7,470	$-	$-	$7,470

The following table summarizes the change in fair value of the Company’s level 3 assets during the six months ended October 2, 2010 (in thousands):

Fair value measurements of assets using level 3 inputs	Long-term investments in ARS
Balance as of April 3, 2010	$65,000
Redemption of investments in ARS	(19,800)
Reduction in unrealized loss recorded in "Accumulated other comprehensive loss"	2,100
Balance as of October 2, 2010	$47,300

During the six months ended October 2, 2010, the Company received $19,800,000 relating to ARS redeemed at par value. See Note 3 for further discussion of the Company’s ARS.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 3 – Cash and Cash Equivalents and Investments

The Company’s cash equivalents consist primarily of investments in money market funds as follows (in thousands):

	October 2, 2010	April 3, 2010
Cash	$7,786	$2,812
Cash equivalents:
Money market funds	9,065	7,341
Total cash and cash equivalents	$16,851	$10,153

The Company’s portfolio of short-term and long-term investments is as follows (in thousands):

	October 2, 2010
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value

Short-term investments:
Trading securities:	$7,799	$-	$-	$7,799
Available-for-sale securities:
Municipal bonds	93,876	-	(52)	93,824
Total short-term investments	$101,675	$-	$(52)	$101,623

Long-term investments:
Available-for sale securities	$49,400	$-	$(2,100)	$47,300

	April 3, 2010
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value

Short-term investments:
Trading securities:	$7,470	$-	$-	$7,470
Available-for-sale securities:
Municipal bonds	69,393	-	(3)	69,390
Total short-term investments	$76,863	$-	$(3)	$76,860

Long-term investments:
Available-for sale securities	$69,200	$-	$(4,200)	$65,000

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The Company’s short-term and long-term investments by contractual maturity are as follows (in thousands):

	October 2, 2010	April 3, 2010
Short-term investments:
Trading securities:
Due in one year or less	$7,799	$7,470
Available-for-sale securities:
Due in one year or less	93,824	69,390
Total short-term investments	$101,623	$76,860
Long-term investments:
Available-for-sale securities at amortized cost:
Due after ten years	$47,300	$65,000
Total long-term investments	$47,300	$65,000

Short-term investments classified as trading securities consisted entirely of investments in mutual funds held by the Company’s Non-Qualified Deferred Compensation Plan (“NQDCP”). Unrealized gains on trading securities were $507,000 and $184,000 for the three and six months ended October 2, 2010, compared to $576,000 and $1,031,000 for the same periods of the prior fiscal year.

The Company’s available-for-sale portfolio as of October 2, 2010 is composed of short term municipal bonds and ARS. These securities are reported at fair value in accordance with the authoritative guidance for accounting for investments in debt and equity securities.

During the three and six months ended October 2, 2010, the Company disposed of municipal bonds totaling $32,253,000 and $65,972,000, of which $11,375,000 and $16,235,000 were sold approximately at par value, respectively. The net realized gains from these transactions were not material.

The Company’s ARS have contractual maturities between 15 and 31 years. They are in the form of auction rate bonds whose interest rates had historically been reset every thirty-five days through an auction process. At the end of each reset period, investors could sell or continue to hold the securities at par. These ARS held by the Company are backed by pools of student loans and are primarily guaranteed by the United States Department of Education. In addition, all the ARS held by the Company are rated by the major independent rating agencies as either AAA or Aaa. The Company’s ARS are yielding tax free returns higher than those of its cash and cash equivalent and short term investments.

ARS with a par value of $49,400,000 were classified as non-current assets and were presented as long-term investments on the Company’s balance sheet as of October 2, 2010.

The Company has concluded that the decline in fair value of the ARS investments, as of October 2, 2010, is considered to be temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the US Department of Education;

•	there have been no defaults on the ARS held by the Company as of October 2, 2010;

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

•	their AAA or Aaa credit ratings have not been reduced as of October 2, 2010;

•	the Company has no intention to sell the securities below par value and it is more likely than not that the Company will not be required to sell the securities until their value returns to par; and

•
the Company received ARS redemptions at par value of $12,150,000 and $19,250,000, respectively, in fiscal years 2009 and 2010. Additionally, during the six months ended October 2, 2010, the Company received redemptions at par value totaling $19,800,000.

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

Inventories consist of (in thousands):

	October 2, 2010	April 3, 2010
Raw materials	$1,686	$1,221
Work-in-process	12,205	9,978
Finished goods	3,459	2,229
Finished goods at distributors and on consignment	2,047	2,022
Total Inventories	$19,397	$15,450

The Company wrote down inventory totaling $285,000 and $537,000 for the three and six months ended October 2, 2010 compared to $1,154,000 and $2,622,000, respectively, for the same periods of the prior fiscal year. The Company sold previously written-down inventory of $248,000 and $577,000 for the three and six months ended October 2, 2010, respectively.  For the same periods of prior fiscal year, such sales were $362,000 and $649,000, respectively.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 5 - Comprehensive Income

The components of the Company’s comprehensive income for the three and six months ended October 2, 2010 and September 26, 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net income	$3,822	$1,083	$7,930	$1,988
Unrealized gain (loss) on available-for-sale investments, net of taxes	690	1,374	1,253	3,641
Comprehensive income	$4,512	$2,457	$9,183	$5,629

As of October 2, 2010, the total unrealized loss on available-for-sale investments amounted to $2,152,000, which was recorded in accumulated other comprehensive loss, net of tax of $839,000. As of September 26, 2009, the total unrealized loss on available-for-sale investments amounted to $3,036,000, which was recorded in accumulated other comprehensive loss, net of tax of $1,183,000.

Note 6 - Stock-Based Compensation

The employee stock-based compensation expense for the three and six months ended October 2, 2010 was $818,000 and $1,577,000, compared to $835,000 and $1,655,000, respectively, for the same periods in fiscal 2010.

During the three and six months ended October 2, 2010, the Company granted options with an estimated total grant date fair value of $1,525,000 and $2,438,000, respectively. For the same periods last fiscal year, the Company granted options with an estimated grant date fair value of $414,000 and $469,000, respectively. As of October 2, 2010, the unrecorded stock-based compensation related to stock options was $7,731,000 (net of estimated forfeitures) and will be recognized over an estimated weighted average amortization period of approximately two years.

The Company’s shareholders approved the adoption of the 2001 Stock Option Plan (the “2001 Plan”) and the reservation of 2,000,000 shares of common stock for issuance under 2001 Plan at the August 17, 2001 annual meeting of shareholders. Options granted under the 2001 Plan were granted at the fair market value of the Company's common stock on the date of grant and generally expired seven years from the date of grant or thirty days after termination of service, whichever occurs first.  The options generally were exercisable beginning one year from date of grant and generally vest ratably over a five-year period. On August 24, 2006, the Company’s board of directors approved a change in grant policy of the 2001 Plan to only grant non-statutory stock options to better align the Company’s compensation plan to employee incentives and to Company objectives. On August 17, 2007, the Company’s board of directors approved that all future stock option grants would have a ten-year term, which is within the guidelines of the Company’s 2001 Plan, subject to earlier expiration thirty days after termination of service. As of August 14, 2009, no further options may be granted under the 2001 Plan.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The following table summarizes the activities under the 2001 and 2009 Plans for the six months ended October 2, 2010:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, April 3, 2010	1,117,289	1,444,942	$27.31
Granted	(241,040)	241,040	23.71
Exercised	-	(48,460)	19.38
Canceled	49,800	(49,800)	27.53
Balance, October 2, 2010	926,049	1,587,722	$27.00

The weighted average fair value of options, as determined under the authoritative guidance for stock compensation, granted under the 2001 and 2009 Plans during the three and six months ended October 2, 2010 was $9.38 and $10.11 per share, compared to $12.17 and $12.03 per share, respectively during the same periods last fiscal year.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the three and six months ended October 2, 2010 was $113,000 and $305,000, respectively.  During the three and six months ended October 2, 2010, the amount of cash received from employees as a result of employee stock option exercises was $235,000 and $939,000, respectively.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The options outstanding and exercisable at October 2, 2010, under the 2001 and 2009 Plans are in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$15.67	-	$19.99	175,420	0.72	$17.28	175,420	$17.28
20.00	-	24.99	569,222	8.64	$21.31	88,742	$20.94
25.00	-	29.99	328,320	8.04	$27.00	109,320	$27.23
30.00	-	34.99	251,560	4.20	$33.77	160,205	$33.73
35.00	-	39.99	103,300	6.53	$35.84	65,980	$35.83
40.00	-	44.99	141,900	3.08	$40.90	97,100	$40.87
45.00	-	46.92	18,000	3.16	$46.92	10,800	$46.92
$15.67	-	$46.92	1,587,722	6.24	$27.00	707,567	$28.42

The total intrinsic value of options outstanding and options exercisable as of October 2, 2010 was $1,355,000 and $957,000, respectively.

2000 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. For the six months ended October 2, 2010 and September 26, 2009, the amounts of cash received from employees as a result of ESPP purchases were $93,000 and $72,000, respectively.

Note 7 – Income Taxes

The provision for income taxes for the three months ended October 2, 2010 was $1,960,000 on income before tax of $5,782,000 at the effective tax rate of 34% compared to $409,000 on income before tax of $1,492,000 at the effective tax rate of 27% for the same period in the prior fiscal year. The provision for income taxes for the six months ended October 2, 2010 was $4,135,000 on income before tax of $12,065,000 at the effective tax rate of 34%, compared to $625,000 on income before tax of $2,613,000 at the effective tax rate of 24% for the same period in the prior fiscal year. The year-over-year increase in the estimated effective tax rate for the six month period was primarily due to changes in state deferred taxes, a percentage decrease in the amount of tax exempt interest, the expiration of the federal R&D tax credit, and the effect of shifts of income among jurisdictions with different tax rates. This increase in effective tax rate was partially offset by a discrete benefit related to the allocation of income among jurisdictions in the three and six months ended October 2, 2010 of $298,000.

During the quarter ended October 2, 2010, the Company identified the inclusion of certain R&D expenses in the calculation of the R&D tax credit which were not in compliance with IRS regulations. As a result, the income tax expense for the quarter ended December 26, 2009 and year ended April 3, 2010 was understated by $217,000. This amount was corrected in the three months ended October 2, 2010. The Company has assessed the materiality of this adjustment on the prior periods and concluded that it was not material to those periods. The Company has also concluded that the out of period adjustment, which resulted in a $217,000 increase in tax expense for the quarter and the six months ended October 2, 2010, is not material to such periods.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

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

During the six months ended October 2, 2010, the liability for uncertain income tax positions excluding accrued interest and penalties increased from $4,142,000 to $4,611,000. This increase was primarily due to current period accruals of uncertain tax positions.  Of the total $4,611,000 of unrecognized tax benefits, $3,398,000 represents the amount that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. On October 2, 2010, the Company had approximately $519,000 accrued for estimated interest and $410,000 for estimated penalties related to uncertain tax positions. For the six months ended October 2, 2010, the Company recorded estimated interest of $112,000 and estimated penalties of $10,000.

Included in the balance of unrecognized income tax benefits, including accrued interest and accrued penalties on October 2, 2010 was approximately $846,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

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

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
BASIC:
Net income	$3,822	$1,083	$7,930	$1,988
Weighted average shares outstanding for the period	12,991	12,902	12,974	12,893
Net income per share	$0.29	$0.08	$0.61	$0.15

DILUTED:
Net income	$3,822	$1,083	$7,930	$1,988
Weighted average shares outstanding for the period	12,991	12,902	12,974	12,893
Effect of dilutive securities: stock options and ESPP	57	85	70	84
Total	13,048	12,987	13,044	12,977
Net income per share	$0.29	$0.08	$0.61	$0.15

Options to purchase 1,276,477 shares of the Company’s common stock at an average price of $28.92 per share, and 1,228,694 shares at an average price of $29.16 per share for the three and six months ended October 2, 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the three and six months ended September 26, 2009, options to purchase 1,164,608 shares of the Company’s common stock at an average price of $29.43 per share, and 1,188,878 shares at an average price of $29.24 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company engaged in certain export-related activities, consisting of having one of Company's integrated circuits shipped to assemblers and the Company's wholly-owned subsidiary in the Far East for assembly and test, that may have violated the International Traffic and Arms Regulations (“ITAR”) and the Arms Export Control Act.  Accordingly, the Company recently voluntarily notified the U.S. Department of State and is investigating the situation and circumstances. Should its actions have violated ITAR, it could face substantial civil fines or other penalties at the discretion of the U.S. Department of State. At this time, the Company is unable to estimate the extent of any fines or penalties or other potential losses that may be incurred with respect to this matter, however, the ultimate outcome could have a material adverse effect on the Company.

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

The reductions to revenue for estimated product returns for the three and six months ended October 2, 2010 and September 26, 2009 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other(2)	Balance at End of Period
Three months ended October 2, 2010	$327	$208	$(213)	$322
Three months ended September 26, 2009	$213	$160	$(128)	$245
Six months ended October 2, 2010	$217	$344	$(239)	$322
Six months ended September 26, 2009	$266	$185	$(206)	$245
___________________
(1) Allowances for sales returns are recorded as a reduction to revenue.
(2) Represents payments and other amounts charged to allowance for sales returns.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

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

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses and is recorded as cost of sales. The warranty reserve as of October 2, 2010 was $105,000. Such amount was $100,000 as of April 3, 2010.

Operating Lease Obligations

The Company’s future minimum lease payments under non-cancelable operating leases as of October 2, 2010 are as follows (in thousands):

Payment Due by Year	Operating Lease
Less than 1 year	$1,017
2 years	706
3 years	612
4 years	611
5 years	629
After 5 years	373
$3,948

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense net of sublease income for the three and six months ended October 2, 2010 amounted to $222,000 and $523,000, respectively, compared to $304,000 and $581,000 for the same periods of last fiscal year.

Note 10 – Common Stock Repurchase

There were no shares repurchased during the three and six months ended October 2, 2010 and September 26, 2009.

Since the inception of its repurchase program in 1992 through October 2, 2010, the Company has repurchased a total of 2,344,000 shares of common stock for an aggregate cost of $36,551,000.  Upon their repurchase, shares are restored to the status of authorized but un-issued shares.  As of October 2, 2010, a total of 556,000 shares remained authorized for repurchase under the program.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The Company's principal markets are in Asia, the United States, and Europe.  Below is a summary of sales by major geographic area for the three and six months ended October 2, 2010 and September 26, 2009 (in thousands):

	Three Months Ended		Six Months Ended
Net Sales	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
China	$5,994	$5,331	$12,628	$9,426
United States	5,939	5,077	12,536	10,210
Asia (excluding China and Singapore)	4,900	2,865	9,719	4,862
Europe	2,957	1,595	5,786	2,772
Singapore	2,385	974	4,454	2,062
Other	184	33	391	98
Net Sales	$22,359	$15,875	$45,514	$29,430

Net property, plant and equipment by country as of October 2, 2010 and April 3, 2010 is as follows (in thousands):

	October 2, 2010	April 3, 2010
United States	$5,106	$5,630
Hong Kong	1,291	1,161
Property, plant and equipment, net	$6,397	$6,791

Note 12 – Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representatives and distributors. Revenue from sales to distributors and the related cost of sales are recognized upon resale to end-user customers.

For the three and six months ended October 2, 2010, a major medical instrumentation company accounted for approximately 15% and 13%, respectively, of net sales.

For the three and six months ended September 26, 2009, a major consumer electronic company accounted for approximately 17% and 16% of net sales, respectively. For the three and six months ended September 26, 2009, a major medical instrumentation company accounted for approximately 11% and 10% of net sales, respectively.

Nearly all of the sales to the medical instrumentation company were through distributors and contract manufacturers. There were no other customers that the Company believes accounted for more than 10% of the Company’s net sales for the three and six months ended October 2, 2010 and September 26, 2009.

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

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates," and variations of these words and similar expressions are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that through the introduction of our new integrated solutions along with our discrete building block product offerings, we will continue to be a major player in the medical ultrasound business; (2) our belief that the decline in LED driver sales for LED TV is temporary and will recover as LED TV sales rebound once the inventory in the channel is reduced to normal levels;  (3) our belief that R&D expenses as a percentage of net sales may fluctuate from quarter to quarter; (4) our expectation that we will spend approximately $2,000,000 for capital acquisitions in fiscal 2011 of which we have spent $753,000 during the second quarter; (5) our belief that we have substantial production capacity in place to handle our projected business in fiscal 2011; (6) our belief that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months; (7) our belief that the credit quality of the ARS we hold is high and our expectation that we will receive the full principal associated with these auction-rate securities; (8) our belief that the auction failures will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements; (9) our belief that the estimated range of fair values of our ARS is appropriate; (10) our lack of intention to sell our ARS securities below par value and our view that it is more likely than not that we will not be required to sell our ARS securities until their value returns to par; (11) our belief that the declines in our ARS fair values due to the lack of liquidity are temporary; (12) our belief that our exposure to foreign currency risk is relatively small; and (13) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows.

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

Net sales for the three and six months ended October 2, 2010 were $22,359,000 and $45,514,000, a 41% and 55% increase compared to $15,875,000 and $29,430,000, respectively, for the same periods of the prior fiscal year. The year-over-year increases were primarily due to increased sales in all our target markets except for the quarterly sales of LED driver ICs for LCD TVs that employ LED backlighting (“LED TVs”).  Net sales decreased 3% from $23,155,000 when compared to the prior quarter. Although our net sales declined in all target markets except medical ultrasound, this 3% overall decrease was primarily due to reduced sales of our LED driver ICs for LED TVs, partially offset by increased sales of our medical ultrasound products.

The table below shows our estimate of the breakdown of net sales to customers by end market for the three and six months ended October 2, 2010 and September 26, 2009, and three months ended July 3, 2010, as well as year-over-year and sequential percentage changes (in thousands except percentages):

	Three Months Ended					Six Months Ended
Net Sales	October 2, 2010	July 3, 2010	September 26, 2009	Sequential Change	Year-Over-Year Change	October 2, 2010	September 26, 2009	Year-Over-Year Change
Medical Electronics	$9,255	$8,657	$6,272	7%	48%	$17,912	$11,653	54%
Imaging	4,410	4,602	2,670	-4%	65%	9,012	5,308	70%
LED Lighting	3,373	4,421	3,897	-24%	-13%	7,794	6,773	15%
Industrial/Other	3,247	3,264	1,962	-1%	65%	6,511	3,602	81%
Telecom	2,074	2,211	1,074	-6%	93%	4,285	2,094	105%
Net Sales	$22,359	$23,155	$15,875	-3%	41%	$45,514	$29,430	55%

	Three Months Ended			Six Months Ended
Net Sales	October 2, 2010	July 3, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Medical Electronics	41%	37%	40%	39%	40%
Imaging	20%	20%	17%	20%	18%
LED Lighting	15%	19%	24%	17%	23%
Industrial/Other	15%	14%	12%	14%	12%
Telecom	9%	10%	7%	10%	7%
Net Sales	100%	100%	100%	100%	100%

Our medical electronics product family accounted for the largest sales of all of our five focus markets for the three and six months ended October 2, 2010 and September 26, 2009, and the three months ended July 3, 2010. Sales to the medical electronics market for the three and six months ended October 2, 2010 were $9,255,000 and $17,912,000, respectively, a 48% and 54% increase compared to same periods of the prior fiscal year, due to increased sales of our analog switches and high voltage pulser circuits and chipsets, as the post-recession global demand for medical ultrasound systems which use our products has rebounded.  These increases in sales were partially offset by lower custom processing services demand from our medical instrument customers. The net sequential sales increase was 7%, resulting from higher customer demand for our high voltage pulsers and T/R switches.

In recent years, the overall ultrasound market has been shifting from big console systems to transportable and hand-carried ultrasound imaging units, which has driven the ultrasound imaging market growth along with product upgrades for console cart-wheel machines and large stationary systems.  Because of space and power constraints, there are more requirements for integration, and with our high voltage IC technology we have been among the most qualified to support these requirements. Our products have enabled our customers to increase performance and lower the costs of their portable systems. Geographically, the imaging equipment market is expanding very rapidly in China, India and many African countries as product costs come down.  Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and manufacturers of medical ultrasound machines to whom we have sold our products successfully.  Companies in those regions continue to grow and develop new machines. We see significant opportunities with medical ultrasound imaging machine companies in China and Korea. We are expanding our product development activities and product offerings to capitalize on these exciting market growth opportunities.  Through the introduction of our new integrated solutions along with our discrete building block product offerings, we believe we will continue to be a major player in this business.

Sales of our product offerings for the imaging market, which consist of EL inverter ICs, commercial printing ICs and custom processing services, for the three and six months ended October 2, 2010 were $4,410,000 and $9,012,000, respectively, a 65% and 70% increase when compared to the same periods in the last fiscal year. The year-over-year sales increases were due to increased shipments of our EL inverter ICs to a hand-set OEM for a new family of mobile phone products increased sales of our commercial printing and display ICs, as well as increased custom processing services. Sales to our imaging market decreased 4% when compared to the prior quarter due to a reduction in orders for a military application product.

Sales of LED driver ICs for lighting and backlighting were $3,373,000 for the three months ended October 2, 2010, compared to $3,897,000 for the same period of the prior fiscal year and $4,421,000 for the prior quarter. The year-over-year quarterly decrease in sales resulted from a reduction in dollar content per TV of our LED drivers, while the number of total TVs produced with our drivers increased. This was partially offset by an increase in LED driver sales for general lighting. Sales of LED driver ICs were $7,794,000 for the six months ended October 2, 2010, an increase of 15% compared to the same period last fiscal year. This increase was due to higher shipments of our high voltage LED driver ICs for general lighting applications and backlighting LED TVs and monitors.  The sequential decline in LED driver sales resulted primarily from a worldwide LED TV sales slow-down in the second fiscal quarter. We believe the decline in LED driver sales for LED TVs is temporary and will recover as LED TV sales rebound once the inventory in the channel is reduced to normal levels.

Sales in the industrial and other markets for the three and six months ended October 2, 2010 were $3,247,000 and $6,511,000, an increase of 65% and 81%, respectively, when compared to the same periods in the prior fiscal year. The year-over-year increases were due to the rebound in the overall economy. Sales in the industrial and other markets remained flat compared to the prior quarter.

Sales to the telecom market for the three and six months ended October 2, 2010 were $2,074,000 and $4,285,000, an increase of 93% and 105%, respectively, compared to the same periods of the prior fiscal year. The year-over-year increases were primarily due to increased shipments of high voltage driver ICs for optical-to-optical switching applications. Sales to the telecom market decreased 6% sequentially due to normal customer order fluctuations.

Our principal markets are in Asia, the U.S., and Europe.  Sales by geographic regions as well as year-over-year and sequential percentage changes were as follows, where international sales include sales to U.S. based customers if the products are delivered to their contract manufacturers outside the U.S. (in thousands except percentages):

	Three Months Ended					Six Months Ended
Net Sales	October 2, 2010	July 3, 2010	September 26, 2009	Sequential Change	Year-Over-Year Change	October 2, 2010	September 26, 2009	Year-Over-Year Change
China	$5,994	$6,633	$5,331	-10%	12%	$12,628	$9,426	34%
United States	5,939	6,597	5,077	-10%	17%	12,536	10,210	23%
Asia (excluding China and Singapore)	4,900	4,819	2,865	2%	71%	9,719	4,862	100%
Europe	2,957	2,830	1,595	4%	85%	5,786	2,772	109%
Singapore	2,385	2,069	974	15%	145%	4,454	2,062	116%
Other	184	207	33	-11%	458%	391	98	299%
Net Sales	$22,359	$23,155	$15,875	-3%	41%	$45,514	$29,430	55%

International Sales	$16,420	$16,558	$10,798	-1%	52%	$32,978	$19,220	72%
Domestic Sales	5,939	6,597	5,077	-10%	17%	12,536	10,210	23%
Net Sales	$22,359	$23,155	$15,875	-3%	41%	$45,514	$29,430	55%

Net sales to international customers for the three and six months ended October 2, 2010 were $16,420,000 and $32,978,000, or 73% and 72% of net sales, respectively, as compared to $10,798,000 and $19,220,000, or 68% and 65% of net sales for the same periods of the prior fiscal year and $16,558,000 or 72% for the three months ended July 3, 2010. Sales to international customers for the three and six months ended October 2, 2010 compared to the same periods last year increased 52% and 72%, respectively. The year-over-year quarterly increase was primarily due to a strengthening of the overall economy, which increased sales of our medical ultrasound products, EL inverter products, printer drivers, telecom products and ICs and DMOS devices for industrial and other markets. The year-over-year increase for the six-month period was due to the same factors along with increased sales of our LED driver ICs for backlighting LED TVs and for general lighting applications. Sequentially, net sales to international customers remained essentially flat.

Net sales to domestic customers for the three and six months ended October 2, 2010 increased 17% and 23% compared to the same periods of the prior fiscal year. The year-over-year increases were primarily due to a strengthening of the overall economy. Compared to the prior quarter, net sales to domestic customers for the quarter ended October 2, 2010 were 10% lower due to decreased demand for custom processing services.

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

	Three Months Ended			Six Months Ended
(Dollars in thousands)	October 2, 2010	July 3, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Gross Margin Percentage	56%	57%	47%	57%	49%

Included in Gross Margin Percentage Above:
Gross Margin Benefit from Cost of Previously Written Down Inventory Sold	$248	$329	$362	$577	$649
Percentage of Net Sales	1%	1%	2%	1%	2%

Gross profit for the three and six months ended October 2, 2010 was $12,540,000 and $25,734,000 compared to $7,401,000 and $14,531,000, respectively, for the same periods of the prior fiscal year. As a percentage of net sales, gross margin was 56% and 57% for the three and six months ended October 2, 2010 compared to 47% and 49% for the same periods of the prior fiscal year. The year-over-year increases in gross profit and gross margin were primarily attributable to increased sales, higher fab utilization, favorable product mix, and a decrease in charges for inventory excess and obsolescence.

Gross profit for the three months ended October 2, 2010 was reduced by $654,000 compared to the prior quarter resulting in the reduction of the gross margin by one percentage point. These reductions were due to lower sales, partially offset by favorable product mix.

We wrote down inventory by $285,000 and $537,000, respectively, for the three and six months ended October 2, 2010. Such amounts were $1,154,000 and $2,622,000 for the same periods of the prior fiscal year.

Research and Development (“R&D”) Expenses

	Three Months Ended					Six Months Ended
(Dollars in thousands)	October 2, 2010	July 3, 2010	September 26, 2009	Sequential Change	Year-Over-Year Change	October 2, 2010	September 26, 2009	Year-Over-Year Change
R&D Expenses	$3,620	$3,511	$3,604	3%	0%	$7,131	$7,609	-6%
Percentage of Net Sales	16%	15%	23%			16%	26%

R&D expenses include payroll and benefits, processing costs, and depreciation. We also expense prototype wafers and mask sets related to new product development as R&D expenses.

Expenditures for R&D were $3,620,000 for the three months ended October 2, 2010, as compared to $3,604,000 for the same period in the prior year and $3,511,000 in the prior quarter. Compared to the prior quarter the higher expense of $109,000 was primarily due to an increase in the fair value of investments held by our NQDCP of $157,000 versus a decrease of $135,000 in the prior period, partially offset by reduced payroll expense of $179,000.

For the six months ended October 2, 2010, expenditures for R&D were $7,131,000, a $478,000 decrease compared to the same period of the prior fiscal year. The reduction was primarily due to a smaller increase in the fair value of investments held by our NQDCP of $22,000 versus an increase of $280,000 in the prior period, and a streamlining of our development processes resulting in reduced costs.

Some aspects of our R&D efforts require significant short-term expenditures.  As such, timing of such expenditures may cause fluctuations in our R&D expenses. R&D expenses as a percentage of net sales may fluctuate from quarter to quarter.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended					Six Months Ended
(Dollars in thousands)	October 2, 2010	July 3, 2010	September 26, 2009	Sequential Change	Year-Over-Year Change	October 2, 2010	September 26, 2009	Year-Over-Year Change
SG&A Expenses	$3,861	$3,311	$3,158	17%	22%	$7,172	$5,948	21%
Percentage of Net Sales	17%	14%	20%			16%	20%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside professional services such as legal, auditing and tax.

SG&A expenses for the second quarter of fiscal 2011 were $3,861,000, compared to $3,158,000 for the same period of the last fiscal year, and $3,311,000 for the prior quarter. The year-over-year quarterly increase of $703,000 was primarily due to increases in payroll and profit sharing expense of $317,000, sales commissions expense of $157,000, and professional services expense of $139,000.  For the six months ended October 2, 2010, expenditures for SG&A were $7,172,000, an increase of $1,224,000 compared to the prior fiscal year. The increase was primarily due to increased sales commissions and incentives of $653,000, employee compensation expense of $497,000 and outside services of $255,000, partially offset by a lower increase in the fair value of investments held by our NQDCP of $147,000 versus $629,000 in the prior period.

Sequentially, SG&A expenses for the second fiscal quarter were $550,000 higher primarily due to an increase in the fair value of investments held by our NQDCP of $280,000 in the second fiscal quarter of 2011 versus an reduction of $134,000 in the prior quarter, increased payroll expense of $116,000, and due to increased bad debt expense of $80,000. These reductions were partially offset by reduced professional services expense of $134,000.

Interest Income and Other Income (Expense), Net

	Three Months Ended					Six Months Ended
(Dollars in thousands)	October 2, 2010	July 3, 2010	September 26, 2009	Sequential Change	Year-Over-Year Change	October 2, 2010	September 26, 2009	Year-Over-Year Change
Interest Income	$214	$203	$278	5%	-23%	$417	$615	-32%
Other Income (Expense), Net	509	(292)	575	-274%	-11%	217	1,024	-79%
Total Interest Income and Other Income (Expense), Net	$723	$(89)	$853	-912%	-15%	$634	$1,639	-61%
Percentage of Net Sales	3%	-0%	5%			1%	6%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments, was $214,000 and $417,000 for the three and six months ended October 2, 2010, compared to $278,000 and $615,000, respectively, for the same periods of the prior fiscal year and $203,000 for the prior quarter. The year-over-year decreases in interest income resulted primarily from lower investment yields, partially offset by higher cash and investment balances. The sequential increase in interest income was primarily due to higher cash and investment balances, partially offset by reduced investment yields.

Other income, net, for the three and six months ended October 2, 2010 was $509,000 and $217,000, compared to $575,000 and $1,024,000 for the same periods of the last fiscal year. The year-over-year declines were primarily due to increases of $507,000 and $184,000, respectively, in the fair value of investments held by our NQDCP during the second quarter and first half of fiscal 2011 compared to $576,000 and $1,031,000 during the same periods of fiscal 2010.  Other income, net in the second quarter of fiscal 2011 was $509,000 compared to an expense of $292,000 reported in the prior quarter due to an increase of $507,000 in fair value of investments held by our NQDCP during this period compared to a decrease of $323,000 in the prior quarter.

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

The provision for income taxes for the three months ended October 2, 2010 was $1,960,000 on income before tax of $5,782,000 at the effective tax rate of 34% compared to $409,000 on income before tax of $1,492,000 at the effective tax rate of 27% in the prior fiscal year. The provision for income taxes for the six months ended October 2, 2010 was $4,135,000 on income before tax of $12,065,000 at the effective tax rate of 34%, compared to $625,000 on income before tax of $2,613,000 at the effective tax rate of 24% for the same period in the prior fiscal year. The year-over-year increase in the estimated effective tax rate for the six month period was primarily due to changes in state deferred taxes, a percentage decrease in the amount of tax exempt interest, the expiration of the federal R&D tax credit, and the effect of shifts of income among jurisdictions with different tax rates. This increase in effective tax rate was partially offset by a discrete benefit related to the allocation of income among jurisdictions in the three and six months ended October 2, 2010 of $298,000.

During the quarter ended October 2, 2010, we identified the inclusion of certain R&D expenses in the calculation of the R&D tax credit which were not in compliance with IRS regulations. As a result, the income tax expense for the quarter ended December 26, 2009 and year ended April 3, 2010 was understated by $217,000. This amount was corrected in the three months ended October 2, 2010. We have assessed the materiality of this adjustment on the prior periods and concluded that it was not material to those periods. We have also concluded that the out of period adjustment, which resulted in a $217,000 increase in tax expense for the quarter and the six months ended October 2, 2010, is not material to such periods.

We maintain liabilities for uncertain tax positions within our income taxes payable account. The determination of the liability amount involves considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

Financial Condition

Overview

We ended the second quarter of fiscal 2011 with $165,774,000 in cash, cash equivalents, short-term and long-term investments.  This represents an increase of $13,761,000 when compared with the amount of $152,013,000 as of April 3, 2010.  Working capital is defined as current assets less current liabilities. As of October 2, 2010, working capital was $138,732,000, an increase of $31,461,000 from $107,271,000 as of April 3, 2010.  The increase in working capital was primarily the result of redemptions of our ARS and cash generated from operations.

Liquidity and Capital Resources

 In summary, our cash flows were as follows (in thousands):

	Six Months Ended
	October 2, 2010	September 26, 2009
Net cash provided by operating activities	$11,243	$2,315
Net cash used in investing activities	(5,581)	(12,418)
Net cash provided by financing activities	1,036	710
Net increase (decrease) in cash and cash equivalents	$6,698	$(9,393)

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the six months ended October 2, 2010, net cash provided by operating activities was $11,243,000 compared to $2,315,000 for the same period of the prior fiscal year. The increase of $8,928,000 resulted primarily from higher net income after non-cash adjustments of $5,183,000 and an increase from changes in assets and liabilities totaling $3,745,000. The non-cash adjustments in the first six months of 2011 were $759,000 lower than those of the same period last year primarily due to a reduction in provision for excess and obsolete inventories resulting from a general increase in sales this year versus a general decrease in sales last year, partially offset by reduced unrealized gain from short-term investments categorized as trading compared to the same period of last fiscal year and an increase in deferred income taxes. Also contributing to the increase in cash provided by operating activities were an increase in income taxes payable compared to a decrease in the prior fiscal year, a greater increase in trade accounts payable and accrued expenses compared to the same period of the prior fiscal year, and a decrease in prepaid and other assets versus an increase in the same period last fiscal year. These were partially offset by a greater increase in inventory and a greater increase in accounts receivable compared to the same period of the prior fiscal year.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales of short-term investments. Cash used by investing activities for the six months ended October 2, 2010 was $5,581,000 compared to $12,418,000 for the same period of last fiscal year. This difference of $6,837,000 was primarily due to increased sales and maturities of investments of $60,087,000, which included auction rate security (“ARS”) redemptions at par value of $19,800,000, partially offset by increased purchases of short-term investments of $52,996,000.

We expect to spend approximately $2,000,000 for capital acquisitions in fiscal 2011, of which we have spent $753,000 during the first half of fiscal 2011. We believe that we have substantial production capacity in place to handle our projected business in fiscal 2011.  We also believe that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Our investment portfolio is primarily comprised of short-term municipal bonds and ARS. The ARS we hold are AAA rated and have a par value of $49,400,000 and have contractual maturities generally between 15 to 31 years. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates were reset every thirty-five days (“reset period”) through an auction process. Prior to the fourth quarter of fiscal 2008, at the end of each reset period, investors could sell or continue to hold the securities at par.

Since the fourth quarter of fiscal 2008, the ARS market has experienced auction failures. In general, for each unsuccessful auction, the interest rate moves to a maximum rate defined for each ARS unless the interest earned reaches the maximum amount stipulated by the prospectus. The principal associated with failed auctions will not be accessible until a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying security has matured. Although no assurance can be given, we expect that we will be paid the full principal associated with these auction-rate securities through one of the means described above. In addition to payments totaling $31,400,000 that we received in fiscal years 2009 and 2010, we received four payments totaling $19,800,000 during the six months ended October 2, 2010, representing  7%, 5%, 100% and 17%, respectively, of four ARS holdings. All of these payments were the result of redemptions at par value. Cumulatively, as of October 2, 2010, $51,200,000, or 51% of our total ARS holdings have been redeemed at par value subsequent to the fourth quarter of fiscal 2008.  We continue to believe that the credit quality of the ARS we hold is high as they are primarily backed by student loans, are insured and guaranteed by the U.S. Department of Education, and continue to be rated by the major independent rating agencies as either AAA or Aaa. Our ARS are yielding tax-free returns higher than those of our cash, cash equivalent and short term investments.

While auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. As of October 2, 2010, we had approximately $138,732,000 of working capital, including approximately $118,474,000 of cash, cash equivalents, and short-term investments, and we have generated cash from our operations for the past several years.

Due to the lack of availability of observable market quotes on our investment portfolio of ARS, $49,400,000 was classified as Level 3 in the three-tiered fair value hierarchy used in accordance with authoritative guidance for accounting for investments in debt and equity securities. The fair value of this $49,400,000 of ARS was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the ARS.

Using this discounted cash flow model, we determined that there was a temporary impairment of $2,100,000 to par value of our ARS as of October 2, 2010. This unrealized loss reflects the decline in the estimated fair value of these ARS in accordance with authoritative guidance for accounting for investments in debt and equity securities. We concluded that the impairment losses were temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the U.S. Department of Education;

•	there have been no defaults on the ARS we held as of October 2, 2010;

•	their AAA or Aaa credit ratings have not been reduced as of October 2, 2010;

•	we have no intention to sell the securities below par value and it is more likely than not that we will not be required to sell the securities until their value returns to par; and

•
we received ARS redemptions at par value of $12,150,000 and $19,250,000, respectively, in fiscal years 2009 and 2010. Additionally, during the six months ended October 2, 2010, we received redemptions at par value totaling $19,800,000.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans and sale of stock through the ESPP, and reclassification of non-cash excess tax benefit from operating into financing activities as required by authoritative guidance for stock compensation. Net cash provided by financing activities for the six months ended October 2, 2010 was $1,036,000 due to the proceeds from the exercise of stock options and stock purchases under the ESPP of $1,032,000 and excess tax benefit of $4,000 related to stock based compensation.

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

The following table summarizes our significant contractual cash obligations as of October 2, 2010, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 years
Operating lease obligations (1)	$3,948	$1,017	$706	$612	$611	$629	$373
Purchase obligations	6,944	6,921	10	13	-	-	-
Total contractual cash obligations	$10,892	$7,938	$716	$625	$611	$629	$373
_____________

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense net of sublease income for the three and six months ended October 2, 2010 amounted to $222,000 and $523,000, respectively, compared to $304,000 and $581,000 for the same periods of the prior fiscal year.

As of October 2, 2010, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables, was $4,611,000. As of October 2, 2010, we have accrued $519,000 of interest and $410,000 of penalties associated with our uncertain tax positions. We did not include these obligations in the table above as we cannot determine the amount or timing of cash payments that will be made associated with these uncertain tax positions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of the investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio is comprised of primarily short-term municipal bonds and ARS.  During the three and six months ended October 2, 2010, investments and cash and cash equivalents generated interest income of $214,000 and $417,000, compared to $278,000 and $615,000, respectively for the same periods of the prior fiscal year.  Based on the par value of our investment and cash and cash equivalent balances as of October 2, 2010, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $400,000.

As of October 2, 2010, we had no long-term debt outstanding.

Our ARS are in the form of auction rate bonds whose interest rates were reset every thirty-five days through an auction process. ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we encountered with regard to our ARS beginning February 2008, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We believe the declines in our ARS fair value due to the lack of liquidity are temporary. In the event we need to access the funds associated with failed auctions, they are not expected to be available until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process, or the underlying security has matured. As of October 2, 2010, our ARS had a total par value of $49,400,000 and contractual maturities between 15 and 31 years.

Due to the temporary impairment in value of our ARS, we recorded an unrealized loss of $2,100,000 to par value as of October 2, 2010, which decreased from $4,200,000 as of April 3, 2010, because of additional redemptions of our ARS at par value during six months ended October 2, 2010.

The ARS we hold are backed by student loans and also are primarily guaranteed by the US Department of Education. In addition, all the ARS we hold are rated by the major independent rating agencies as either AAA or Aaa. As a result, we believe the credit risk is very low.

If the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the US government fails to support its guaranty of its obligations, or the credit quality of these ARS declines, we may be required to further adjust the carrying value of these ARS and record other-than-temporary impairment charges in future periods, which could materially affect our financial condition. However, we expect that we will receive the principal associated with these ARS through one of the means described above. Based on our ARS holdings specifically as of October 2, 2010, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $124,000.

Foreign Currency Exchange Risks

We do not hedge any potential risk from any foreign currency exposure. With our operations in Hong Kong, we may be exposed to an adverse change in the exchange rate of the Hong Kong dollar which is traditionally pegged to the U.S. dollar.  We believe that our exposure is relatively small, thus we do not employ hedging techniques designed to mitigate fluctuations in the exchange rates.  However, we could experience unanticipated currency gains or losses if the Hong Kong dollar ceases to be pegged to the U.S. dollar.  As the level of activity at our Hong Kong operation changes over time, actual currency gains or losses could have an adverse effect to our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures:  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of October 2, 2010, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect such control.

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

We engaged in certain export-related activities consisting of having one of our integrated circuits shipped to assemblers and our wholly-owned subsidiary in the Far East for assembly and test that may have inadvertently violated the International Traffic and Arms Regulations (“ITAR”) and the Arms Export Control Act.  Accordingly, upon discovery, we immediately and voluntarily notified the US Department of State and have been investigating the situation and circumstances. Should our actions have violated ITAR, we could face substantial civil fines or other penalties at the discretion of the US Department of State. At this time, we are unable to estimate the extent of any fines or penalties or other potential losses that may be incurred with respect to this matter, however, the ultimate outcome could have a material adverse effect on us.

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

Dated: November 9, 2010
By: /s/PHILLIP A. KAGEL
Phillip A. Kagel
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)