Form 10-Q
period 2011-01-01
SUPERTEX INC
filed 2011-02-09
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 1, 2011

or

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
Large accelerated filer [   ] Accelerated filer [ X ] Non-accelerated filer [   ] Smaller Reporting Company[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 4, 2011
Common Stock, no par value	12,985,024
Exhibit index is on Page 35
Total number of pages: 36

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Net sales	$19,675	$16,735	$65,189	$46,165
Cost of sales	9,341	8,717	29,121	23,616
Gross profit	10,334	8,018	36,068	22,549
Research and development	3,692	3,757	10,823	11,366
Selling, general and administrative	3,501	3,183	10,673	9,131
Total operating expenses	7,193	6,940	21,496	20,497
Income from operations	3,141	1,078	14,572	2,052
Interest income	172	223	589	838
Other income, net	273	282	490	1,306
Income before provision for income taxes	3,586	1,583	15,651	4,196
Provision for (benefit from) income taxes	726	(391)	4,861	234
Net income	$2,860	$1,974	$10,790	$3,962

Net income per share
Basic	$0.22	$0.15	$0.83	$0.31
Diluted	$0.22	$0.15	$0.83	$0.31
Shares used in per share computation:
Basic	13,036	12,921	12,995	12,902
Diluted	13,079	13,005	13,054	12,985

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	January 1, 2011	April 3, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$24,754	$10,153
Short-term investments	113,120	76,860
Trade accounts receivable, net	10,630	10,786
Inventories	20,064	15,450
Prepaid expenses and other current assets	3,614	3,726
Prepaid income taxes	4,236	2,456
Deferred income taxes	7,610	8,162
Total current assets	184,028	127,593
Long-term investments	31,800	65,000
Property, plant and equipment, net	5,950	6,791
Other assets	612	580
Deferred income taxes	3,821	5,254
Total assets	$226,211	$205,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$4,479	$3,748
Accrued salaries and employee benefits	11,606	11,430
Other accrued liabilities	803	1,167
Deferred revenue	3,825	3,962
Income taxes payable	2,819	15
Total current liabilities	23,532	20,322
Income taxes payable, noncurrent	4,506	4,520
Other accrued liabilities, noncurrent	288	-
Total liabilities	28,326	24,842

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, no par value -- 10,000 shares authorized, none outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 13,067 shares and 12,944 shares	69,051	64,296
Accumulated other comprehensive loss	(602)	(2,566)
Retained earnings	129,436	118,646
Total shareholders' equity	197,885	180,376
Total liabilities and shareholders' equity	$226,211	$205,218

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	January 1, 2011	December 26, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,790	$3,962
Non-cash adjustments to net income:
Depreciation and amortization	1,718	2,016
Provision for doubtful accounts and sales returns	467	440
Provision for excess and obsolete inventories	694	3,001
Deferred income taxes	734	99
Stock-based compensation	2,372	2,529
Tax benefit related to stock-based compensation plans	106	110
Excess tax benefit related to stock-based compensation	(5)	(25)
Unrealized gain from short-term investments, categorized as trading	(457)	(1,359)
Loss on disposal of property, plant and equipment	1	5
Changes in operating assets and liabilities:
Trade accounts receivable	(342)	(1,889)
Inventories	(5,308)	(3,687)
Prepaid expenses and other assets	111	(1,380)
Prepaid income taxes	(1,780)	(377)
Trade accounts payable and accrued expenses	829	2,247
Deferred revenue	(137)	55
Income taxes payable	2,790	(1,520)
Net cash provided by operating activities	12,583	4,227
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(876)	(839)
Purchases of investments	(97,707)	(72,369)
Sales of investments	17,374	9,278
Maturities of investments	80,945	39,885
Net cash used in investing activities	(264)	(24,045)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	2,277	1,052
Excess tax benefit related to stock-based compensation	5	25
Net cash provided by financing activities	2,282	1,077
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,601	(18,741)

CASH AND CASH EQUIVALENTS:
Beginning of period	10,153	24,244
End of period	$24,754	$5,503

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$2,092	$2,552

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. and its subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to state fairly the statements of financial position as of January 1, 2011 and April 3, 2010, results of operations for the three and nine months ended January 1, 2011 and December 26, 2009, and cash flows for the nine months ended January 1, 2011 and December 26, 2009.  The April 3, 2010 balance sheet was derived from the audited financial statements included in the fiscal 2010 Annual Report on Form 10-K, but does not include all disclosures required by GAAP in the United States of America.  All significant intercompany transactions and balances have been eliminated.

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

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and nine months ended January 1, 2011 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2011 will be a 52-week year.  The three months ended January 1, 2011 and December 26, 2009, both consist of thirteen weeks.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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

The Company’s long-term investments consist of only AAA rated auction rate securities (“ARS”), which are collateralized by student loans. Due to the lack of availability of observable market quotes for the Company’s investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods, and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including but not limited to a liquidity discount of 125 and 150 basis points per year for the current ARS market, and the timing of recovery of the ARS market from three to five years. The estimated fair value of those of the Company’s ARS classified as level 3 assets ranges from $31,600,000 to $32,300,000. The Company believes this estimated range of fair values of its ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behavior, and public policy implications associated with the student loan based ARS market. The Company concluded that the fair value of those of its ARS which are classified as level 3 assets was $31,800,000 as of January 1, 2011 net of a temporary impairment of $950,000 to par value.

The Company also considered the quality, amount of collateral, and US government guarantee for the ARS and looked to other marketplace transactions and information received from other third party brokers in order to assess whether the fair value based on the discounted cash flow model was reasonable. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may affect the Company’s valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength, and quality of market credit and liquidity. Significant inputs to the investment valuations are unobservable in the active markets and therefore the Company’s ARS are classified as Level 3 in the hierarchy(except for those ARS which are in the process of being redeemed which are classified as Level 2).

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of January 1, 2011 and April 3, 2010, excluding accrued interest (in thousands):

	January 1, 2011
	Fair value measurements
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$-	$17,580	$-	$17,580
Municipal bonds	-	85,141	-	85,141
Corporate bonds	-	3,728	-	3,728
Equity mutual funds related to non-qualified deferred compensation plan (“NQDCP”)	7,851	-	-	7,851
Short-term investments in ARS	-	16,400	-	16,400
Long-term investments in ARS	-	-	31,800	31,800
Total assets at fair value	$7,851	$122,849	$31,800	$162,500

Liabilities:
Obligation related to NQDCP	$7,851	$-	$-	$7,851

	April 3, 2010
	Fair value measurements
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$-	$7,341	$-	$7,341
Municipal bonds	-	69,390	-	69,390
Equity mutual funds related to NQDCP	7,470	-	-	7,470
Long-term investments in ARS	-	-	65,000	65,000
Total assets at fair value	$7,470	$76,731	$65,000	$149,201

Liabilities:
Obligation related to NQDCP	$7,470	$-	$-	$7,470

The following table summarizes the change in fair value of the Company’s level 3 assets during the nine months ended January 1, 2011 (in thousands):

Fair value measurements of assets using level 3 inputs	Long-term investments in ARS
Balance as of April 3, 2010	$65,000
Redemption of investments in ARS	(20,050)
Reclassification from level 3 to level 2 assets	(16,400)
Reduction in unrealized loss recorded in "Accumulated other comprehensive loss"	3,250
Balance as of January 1, 2011	$31,800

During the nine months ended January 1, 2011, the Company received $20,050,000 relating to ARS redeemed at par value. Subsequent to January 1, 2011, the Company received $16,400,000 relating to ARS redeemed at par value, which were classified as short-term investments under level 2 assets as of January 1, 2011. See Note 3 for further discussion of the Company’s ARS.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 3 – Cash and Cash Equivalents and Investments

The Company’s cash equivalents consist primarily of investments in money market funds as follows (in thousands):

	January 1, 2011	April 3, 2010
Cash	$7,174	$2,812
Cash equivalents:
Money market funds	17,580	7,341
Total cash and cash equivalents	$24,754	$10,153

The Company’s portfolio of short-term and long-term investments is as follows (in thousands):

	January 1, 2011
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value

Short-term investments:
Trading securities:	$7,851	$-	$-	$7,851

Available-for-sale securities:
Municipal bonds	85,178	-	(37)	85,141
Corporate bonds	3,728	-	-	3,728
ARS	16,400	-	-	16,400
Total short-term investments	$113,157	$-	$(37)	$113,120

Long-term investments:
Available-for sale securities	$32,750	$-	$(950)	$31,800

	April 3, 2010
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value

Short-term investments:
Trading securities:	$7,470	$-	$-	$7,470
Available-for-sale securities:
Municipal bonds	69,393	-	(3)	69,390
Total short-term investments	$76,863	$-	$(3)	$76,860

Long-term investments:
Available-for sale securities	$69,200	$-	$(4,200)	$65,000

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The Company’s short-term and long-term investments by contractual maturity are as follows (in thousands):

	January 1, 2011		April 3, 2010
Short-term investments:
Trading securities:
Due in one year or less	$7,851		$7,470
Available-for-sale securities:
Due in one year or less	85,141		69,390
Due in two years or less	3,728		-
Due after ten years	16,400	(1)	-
Total short-term investments	$113,120		$76,860
Long-term investments:
Available-for-sale securities at amortized cost:
Due after ten years	$31,800		$65,000
Total long-term investments	$31,800		$65,000
 _________________________
(1) Subsequent to January 1, 2011, the Company received this $16,400,000 as a result of redemptions at par value in January 2011.

Short-term investments classified as trading securities consisted entirely of investments in mutual funds held by the Company’s Non-Qualified Deferred Compensation Plan (“NQDCP”). Unrealized gains on trading securities were $273,000 and $457,000 for the three and nine months ended January 1, 2011, compared to $328,000 and $1,359,000 for the same periods of the prior fiscal year.

The Company’s available-for-sale portfolio as of January 1, 2011 is composed of short term municipal bonds, corporate bonds and ARS. These securities are reported at fair value in accordance with the authoritative guidance for accounting for investments in debt and equity securities.

During the three and nine months ended January 1, 2011, the Company disposed of municipal bonds totaling $11,985,000 and $77,957,000 of which $520,000 and $16,755,000  were sold approximately at par value, respectively. The net realized gains from these transactions were not material.

The Company’s ARS have contractual maturities between 14 and 30 years. They are in the form of auction rate bonds whose interest rates had historically been reset every thirty-five days through an auction process. At the end of each reset period, investors could sell or continue to hold the securities at par. These ARS held by the Company are backed by pools of student loans and are primarily guaranteed by the United States Department of Education. In addition, all the ARS held by the Company are rated by the major independent rating agencies as either AAA or Aaa. The Company’s ARS are yielding tax free returns higher than those of its cash and cash equivalent and short term investments.

ARS with a par value of $32,750,000 were classified as non-current assets and were presented as long-term investments on the Company’s balance sheet as of January 1, 2011.

The Company has concluded that the decline in fair value of the ARS investments, as of January 1, 2011, is considered to be temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the US Department of Education;

•	there have been no defaults on the ARS held by the Company as of January 1, 2011;

•	their AAA or Aaa credit ratings have not been reduced as of January 1, 2011;

•	the Company has no intention to sell the securities below par value and it is more likely than not that the Company will not be required to sell the securities until their value returns to par; and

•
the Company received ARS redemptions at par value of $12,150,000 and $19,250,000, respectively, in fiscal years 2009 and 2010. Additionally, during the nine months ended January 1, 2011, the Company received redemptions at par value totaling $20,050,000.  Subsequent to January 1, 2011, the Company received additional payments of $14,600,000 for full redemption at par value of one ARS holding and $1,800,000 for partial redemption of another ARS holding. These amounts were reclassified to short term investments as of January 1, 2011.

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

Inventories consist of (in thousands):

	January 1, 2011	April 3, 2010
Raw materials	$1,838	$1,221
Work-in-process	13,090	9,978
Finished goods	3,370	2,229
Finished goods at distributors and on consignment	1,766	2,022
Total Inventories	$20,064	$15,450

The Company wrote down inventory totaling $157,000 and $694,000 for the three and nine months ended January 1, 2011 compared to $379,000 and $3,001,000, respectively, for the same periods of the prior fiscal year. The Company sold previously written-down inventory of $358,000 and $935,000 for the three and nine months ended January 1, 2011, respectively.  For the same periods of the prior fiscal year, such sales were $435,000 and $1,084,000, respectively.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 5 - Comprehensive Income

The components of the Company’s comprehensive income for the three and nine months ended January 1, 2011 and December 26, 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Net income	$2,860	$1,974	$10,790	$3,962
Unrealized gain (loss) on available-for-sale investments, net of taxes	711	250	1,964	3,891
Comprehensive income	$3,571	$2,224	$12,754	$7,853

As of January 1, 2011, the total unrealized loss on available-for-sale investments amounted to $987,000, which was recorded in accumulated other comprehensive loss, net of tax of $385,000. As of December 26, 2009, the total unrealized loss on available-for-sale investments amounted to $2,624,000, which was recorded in accumulated other comprehensive loss, net of tax of $1,021,000.

Note 6 - Stock-Based Compensation

The employee stock-based compensation expense for the three and nine months ended January 1, 2011 was $795,000 and $2,372,000, compared to $874,000 and $2,529,000, respectively, for the same periods in fiscal 2010.

During the three and nine months ended January 1, 2011, the Company granted options with an estimated total grant date fair value of $79,000 and $2,517,000, respectively. For the same periods last fiscal year, the Company granted options with an estimated grant date fair value of $107,000 and $576,000, respectively. As of January 1, 2011, the unrecorded stock-based compensation related to stock options was $6,980,000 (net of estimated forfeitures) and will be recognized over an estimated weighted average amortization period of approximately 1.9 years.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The following table summarizes the activities under the 2001 and 2009 Plans for the nine months ended January 1, 2011:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, April 3, 2010	1,117,289	1,444,942	$27.31
Granted	(248,540)	248,540	23.75
Exercised	-	(115,300)	18.20
Canceled	58,600	(58,600)	28.39
Balance, January 1, 2011	927,349	1,519,582	$27.38

The weighted average fair value of options, as determined under the authoritative guidance for stock compensation, granted under the 2001 and 2009 Plans during the three and nine months ended January 1, 2011 was $10.55 and $10.13 per share, compared to $10.41 and $11.69 per share, respectively during the same periods last fiscal year.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the three and nine months ended January 1, 2011 was $480,000 and $785,000, respectively.  During the three and nine months ended January 1, 2011, the amount of cash received from employees as a result of employee stock option exercises was $1,160,000 and $2,099,000, respectively.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The options outstanding and exercisable at January 1, 2011, under the 2001 and 2009 Plans are in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$15.67	-	$19.99	108,780	0.78	$17.24	108,780	$17.24
20.00	-	24.99	568,222	7.75	$21.31	145,402	$20.94
25.00	-	29.99	335,820	7.84	$26.96	109,320	$27.23
30.00	-	34.99	246,560	3.90	$33.77	175,205	$33.76
35.00	-	39.99	100,300	6.47	$35.84	64,180	$35.83
40.00	-	44.99	141,900	2.83	$40.90	98,040	$40.89
45.00	-	46.92	18,000	2.92	$46.92	14,400	$46.92
$15.67	-	$46.92	1,519,582	6.04	$27.38	715,327	$29.07

The total intrinsic value of options outstanding and options exercisable as of January 1, 2011 was $2,392,000 and $1,229,000, respectively.

2000 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. For the nine months ended January 1, 2011 and December 26, 2009, the amounts of cash received from employees as a result of ESPP purchases were $178,000 and $154,000, respectively.

Note 7 – Income Taxes

The provision for income taxes for the three months ended January 1, 2011 was $726,000 on income before tax of $3,586,000 at the effective tax rate of 20% compared to a tax benefit of $391,000 on income before tax of $1,583,000 at the effective tax benefit rate of 25% for the same period in the prior fiscal year. During the 2011 third fiscal quarter, the Company benefited from expirations of uncertain tax positions of $633,000 and the reinstatement of federal R&D tax credits, partially offset by a change in estimated R&D credits.

The provision for income taxes for the nine months ended January 1, 2011 was $4,861,000 on income before tax of $15,651,000 at the effective tax rate of 31%, compared to $234,000 on income before tax of $4,196,000 at the effective tax rate of 6% for the same period in the prior fiscal year. The year-over-year increase in the estimated effective tax rate for the nine month period was primarily due to a percentage decrease in the following: the amount of the federal R&D tax credits, the effect of shifts of income among jurisdictions with different tax rates, and tax exempt interest. Additionally, the increase was due to changes in state deferred taxes. These factors increasing the effective tax rate were partially offset by increased deductions from stock compensation and an increase in the domestic manufacturing deduction.

During the quarter ended October 2, 2010, the Company identified the inclusion of certain R&D expenses in the calculation of the R&D tax credit which were not in compliance with IRS regulations. As a result, the income tax expense for the quarter ended December 26, 2009 and year ended April 3, 2010 was understated by $217,000. This amount was corrected in the three months ended October 2, 2010. The Company has assessed the materiality of this adjustment on the prior periods and concluded that it was not material to those periods. The Company has also concluded that the out of period adjustment, which resulted in a $217,000 increase in tax expense for the nine months ended January 1, 2011, is not material to such period.

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

During the nine months ended January 1, 2011, the liability for uncertain income tax positions excluding accrued interest and penalties decreased from $4,142,000 to $3,905,000. This decrease was primarily due to expirations of statue of limitations.  Of the total $3,905,000 of unrecognized tax benefits, $2,684,000 represents the amount that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. On January 1, 2011, the Company had approximately $503,000 accrued for estimated interest and $419,000 for estimated penalties related to uncertain tax positions. For the nine months ended January 1, 2011, the Company recorded estimated interest of $147,000 and estimated penalties of $20,000.

Included in the balance of unrecognized income tax benefits, including accrued interest and accrued penalties on January 1, 2011 was approximately $177,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

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

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
BASIC:
Net income	$2,860	$1,974	$10,790	$3,962
Weighted average shares outstanding for the period	13,036	12,921	12,995	12,902
Net income per share	$0.22	$0.15	$0.83	$0.31

DILUTED:
Net income	$2,860	$1,974	$10,790	$3,962
Weighted average shares outstanding for the period	13,036	12,921	12,995	12,902
Effect of dilutive securities: stock options and ESPP	43	84	59	83
Total	13,079	13,005	13,054	12,985
Net income per share	$0.22	$0.15	$0.83	$0.31

Options to purchase 1,374,973 shares of the Company’s common stock at an average price of $28.37 per share, and 1,274,120 shares at an average price of $28.90 per share for the three and nine months ended January 1, 2011, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the three and nine months ended December 26, 2009, options to purchase 1,189,783 shares of the Company’s common stock at an average price of $29.35 per share, and 1,167,782 shares at an average price of $29.43 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company engaged in certain export-related activities, consisting of having one of Company's integrated circuits shipped to assemblers and the Company's wholly-owned subsidiary in the Far East for assembly and test, that may have violated the International Traffic and Arms Regulations (“ITAR”) and the Arms Export Control Act. Upon discovery, the Company voluntarily notified the U.S. Department of State and has been investigating the facts and circumstances since March 2010. Should its actions have violated ITAR, it could face substantial civil fines or other penalties at the discretion of the U.S. Department of State which to date has not acted to impose any fine or penalty. While the Company is unable to estimate the extent of any fines or penalties or other potential losses that it may incur with respect to this matter, the Company believes that it is unlikely, although not remote, that the ultimate outcome would have a material adverse effect on the Company.

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

The reductions to revenue for estimated product returns for the three and nine months ended January 1, 2011 and December 26, 2009 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other(2)	Balance at End of Period
Three months ended January 1, 2011	$322	$144	$(209)	$257
Three months ended December 26, 2009	$245	$209	$(161)	$293
Nine Months Ended January 1, 2011	$217	$488	$(448)	$257
Nine Months Ended December 26, 2009	$266	$394	$(367)	$293
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

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses and is recorded as cost of sales. The warranty reserve as of January 1, 2011 was $79,000. Such amount was $100,000 as of April 3, 2010.

Operating Lease Obligations

The Company’s future minimum lease payments under non-cancelable operating leases as of January 1, 2011 are as follows (in thousands):

Payment Due by Year	Operating Lease
Less than 1 year	$962
2 years	753
3 years	632
4 years	615
5 years	634
After 5 years	213
$3,809

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense net of sublease income for the three and nine months ended January 1, 2011 amounted to $266,000 and $789,000, respectively, compared to $306,000 and $887,000 for the same periods of last fiscal year.

Note 10 – Common Stock Repurchase

There were no shares repurchased during the three and nine months ended January 1, 2011 and December 26, 2009.  Since the inception of its repurchase program in 1992 through January 1, 2011, the Company has repurchased a total of 2,344,000 shares of common stock for an aggregate cost of $36,551,000.  Upon their repurchase, shares are restored to the status of authorized but un-issued shares.  As of January 1, 2011, a total of approximately 556,000 shares remained authorized for repurchase under the program.

The Board of Directors designated $60,000,000 of our cash, cash equivalents and investments for a major stock repurchase during the next twelve to twenty-four months and accordingly increased the Company’s share repurchase plan from approximately 556,000 shares to 2,500,000 shares in January 2011. The amended repurchase program has no expiration date except, unless extended, when an aggregate of 2,500,000 shares have been repurchased, either on the open market or through private transactions.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The Company has begun to repurchase shares, buying back 93,710 shares for approximately $2,145,000 in the aggregate through February 7, 2011.

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

The Company's principal markets are in Asia, the United States, and Europe.  Below is a summary of sales by major geographic area for the three and nine months ended January 1, 2011 and December 26, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
China	$4,626	$5,801	$17,254	$15,227
United States	5,238	4,687	17,774	14,897
Asia (excluding China and Singapore)	3,877	3,260	13,596	8,122
Ireland	2,210	526	4,002	846
Europe (excluding Ireland)	1,784	1,030	5,778	3,482
Singapore	1,854	1,339	6,308	3,401
Other	86	92	477	190
Net Sales	$19,675	$16,735	$65,189	$46,165

Net property, plant and equipment by country as of January 1, 2011 and April 3, 2010 is as follows (in thousands):

	January 1, 2011	April 3, 2010
United States	$4,726	$5,630
Hong Kong	1,224	1,161
Property, plant and equipment, net	$5,950	$6,791

Note 12 – Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representatives and distributors. Revenue from sales to distributors and the related cost of sales are recognized upon resale to end-user customers.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

For both the three and nine month periods ended January 1, 2011, a major medical instrumentation company accounted for approximately 12% of net sales.  A telecommunication supply chain company accounted for approximately 11% of net sales for the three months ended January 1, 2011

For both the three and nine months ended December 26, 2009, a major consumer electronic company accounted for approximately 17% of net sales.

Nearly all of the sales to the medical instrumentation company were through distributors and contract manufacturers. There were no other customers that the Company believes accounted for more than 10% of the Company’s net sales for the three and nine months ended January 1, 2011 and December 26, 2009.

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

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates," and variations of these words and similar expressions are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that through the introduction of our new integrated solutions along with our discrete building block product offerings, we will continue to be a major player in the medical ultrasound market; (2) our belief that there are significant growth opportunities for the medical ultrasound market in China and Korea; (3) our expectation that the sales of LED drivers for backlighting LED TVs may decrease in the fourth fiscal quarter; as our major LED TV customer begins to supply a substantial portion of its requirements itself due to lower cost but that  some of the shortfall will be offset by anticipated sales increases to other customers for LED TVs and monitor applications; (4) our belief that sales of LED drivers for general lighting will continue to grow during the fourth fiscal quarter; (5) our belief that R&D expenses as a percentage of net sales may fluctuate from quarter to quarter; (6) our belief that share repurchases are the best near-term deployment of a portion of our funds; (7) our expectation that we will spend approximately $224,000 for capital acquisitions in fourth quarter of  fiscal 2011, bringing the total to $1,100,000 for the entire fiscal year; (8) our belief that we have substantial production capacity in place to handle our projected business in fiscal 2011; (9) our belief that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months; (10) our belief that the credit quality of the auction-rate securities (“ARS”) we hold is high and our expectation that we will receive the full principal associated with these ARS; (11) our belief that the auction failures  of our ARS will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements; (12) our belief that the estimated range of fair values of our ARS is appropriate; (13) our lack of intention to sell our ARS securities below par value and our view that it is more likely than not that we will not be required to sell our ARS securities until their value returns to par; (14) our belief that the declines in our ARS fair values due to the lack of liquidity are temporary and the credit risk of default or not redeeming at par is very low; (15) our belief that our exposure to foreign currency risk is relatively small; and (16) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows.

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

Net sales for the three and nine months ended January 1, 2011 were $19,675,000 and $65,189,000, an 18% and 41% increase compared to $16,735,000 and $46,165,000, respectively, for the same periods of the prior fiscal year. The year-over-year increases were primarily due to increased sales in all our target markets except for the quarterly and year-to-date sales of LED driver ICs for LCD TVs that employ LED backlighting (“LED TVs”) and for quarterly sales of EL inverter ICs for cell phones.  Net sales decreased 12% from $22,359,000 when compared to the prior quarter, primarily due to reduced sales of medical ultrasound proprietary products resulting primarily from seasonality and due to reduced sales of our imaging products, both EL inverters and printer drivers. However, sales of telecom optical MEMS drivers increased significantly.

The table below shows our estimate of the breakdown of net sales to customers by end market for the three and nine months ended January 1, 2011 and December 26, 2009, and three months ended October 2, 2010, as well as year-over-year and sequential percentage changes (in thousands except percentages):

	Three Months Ended					Nine Months Ended
Net Sales	January 1, 2011	October 2, 2010	December 26, 2009	Sequential Change	Year-Over-Year Change	January 1, 2011	December 26, 2009	Year-Over-Year Change
Medical Electronics	$6,619	$9,255	$4,868	-28%	36%	$24,531	$16,521	48%
Imaging	3,269	4,410	4,044	-26%	-19%	12,281	9,352	31%
LED Lighting	3,710	3,373	4,413	10%	-16%	11,504	11,186	3%
Industrial/Other	2,969	3,247	2,007	-9%	48%	9,480	5,609	69%
Telecom	3,108	2,074	1,403	50%	122%	7,393	3,497	111%
Net Sales	$19,675	$22,359	$16,735	-12%	18%	$65,189	$46,165	41%

	Three Months Ended			Nine Months Ended
Net Sales	January 1, 2011	October 2, 2010	December 26, 2009	January 1, 2011	December 26, 2009
Medical Electronics	34%	41%	29%	38%	36%
Imaging	16%	20%	24%	19%	20%
LED Lighting	19%	15%	27%	18%	24%
Industrial/Other	15%	15%	12%	14%	12%
Telecom	16%	9%	8%	11%	8%
Net Sales	100%	100%	100%	100%	100%

Our medical electronics product family accounted for the largest sales of all of our five target markets for the three and nine months ended January 1, 2011 and December 26, 2009, and the three months ended October 2, 2010. Sales to the medical electronics market for the three and nine months ended January 1, 2011 were $6,619,000 and $24,531,000, respectively, a 36% and 48% increase compared to same periods of the prior fiscal year due to increased sales of our analog switches and high voltage pulser circuits and chipsets.  These increases in sales were partially offset by lower custom processing services demand from our medical instrument customers. Sequentially, net sales decreased 28%, resulting from lower customer demand for our high voltage pulsers and analog switches primarily due to seasonality.

In recent years, the overall ultrasound market has been shifting from big console systems to portable and to handheld ultrasound imaging units, which, along with product upgrades for console cart-wheel machines and large stationary systems, has driven the ultrasound imaging market growth.  Because of space and power constraints of portable and handheld units, the requirement for integration has increased. With our high voltage IC technology, we have been among the most qualified to support these requirements. Our products have enabled our customers to increase performance and lower the costs of their portable systems. Geographically, the imaging equipment market is expanding very rapidly in China, India and many African countries as product costs come down.  Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and manufacturers of medical ultrasound machines to whom we have sold our products successfully.  Now, companies in those regions are being established to capture some of the market by developing low-cost new machines. We see significant growth opportunities in China and Korea. We are expanding our product development activities and product offerings to capitalize on these exciting market growth opportunities.  Through the introduction of our new integrated solutions along with our discrete building block product offerings, we believe we will continue to be a major player in this market.

Sales of our product offerings for the imaging market, which consist of EL inverter ICs, commercial printing ICs, display ICs and custom processing services, for the three and nine months ended January 1, 2011 were $3,269,000 and $12,281,000, respectively, a 19% decrease and a 31% increase when compared to the same periods in the last fiscal year. The year-over-year quarterly sales decrease was primarily due to decreased shipments of our EL inverter ICs to a hand-set OEM for a family of mobile phone products. The year-to-date increase resulted from increased sales of our display and commercial printing ICs and EL inverter ICs for mobile phones, as well as increased custom processing services. Sales to our imaging market decreased 26% when compared to the prior quarter due to a reduction in orders of commercial printing ICs, EL inverter ICs for mobile phones, and custom processing services.

Sales of LED driver ICs for lighting and backlighting were $3,710,000 for the three months ended January 1, 2011, compared to $4,413,000 for the same period of the prior fiscal year and $3,373,000 for the prior quarter. The year-over-year quarterly decrease in sales resulted from a reduction in dollar content per TV of our LED drivers, while the number of total TVs produced with our drivers increased. This was partially offset by an increase in LED driver sales for general lighting. Sales of LED driver ICs were $11,504,000 for the nine months ended January 1, 2011, an increase of 3% compared to the same period last fiscal year. This increase was due to greater shipments of our high voltage LED driver ICs for general lighting applications partially offset by reduced sales for backlighting LED TVs and monitors due to a reduction in dollar content per LCD panel.  Sequentially, sales increased in both markets, backlighting LED TVs and monitors as well as general lighting applications. Near the end of the third fiscal quarter sales of LED drivers for LED TVs picked up significantly due to channel inventory reduction. However, we expect that sales of LED drivers for backlighting LED TVs may decrease in the fourth fiscal quarter as our major LED TV customer begins to supply a substantial portion of its requirements itself due to lower cost.  We expect some of the shortfall will be offset by anticipated sales increases to other customers for LED TVs and monitor applications.  We believe that sales of LED drivers for general lighting will continue to grow during the quarter.

Sales in the industrial and other markets for the three and nine months ended January 1, 2011 were $2,969,000 and $9,480,000, an increase of 48% and 69%, respectively, when compared to the same periods in the prior fiscal year. The year-over-year increases were due to the rebound in the overall economy. Sales in the industrial and other markets decreased 9% compared to the prior quarter.

Sales to the telecom market for the three and nine months ended January 1, 2011 were $3,108,000 and $7,393,000, an increase of 122% and 111%, respectively, compared to the same periods of the prior fiscal year and sales increased 50% sequentially. The year-over-year and sequential increases were primarily due to increased shipments of high voltage driver ICs for optical-to-optical switching applications.

Our principal markets are in Asia, the U.S., and Europe.  Sales by geographic regions as well as year-over-year and sequential percentage changes were as follows, where international sales include sales to U.S. based customers if the products are delivered to their contract manufacturers outside the U.S. (in thousands except percentages:

	Three Months Ended					Nine Months Ended
Net Sales	January 1, 2011	October 2, 2010	December 26, 2009	Sequential Change	Year-Over-Year Change	January 1, 2011	December 26, 2009	Year-Over-Year Change
China	$4,626	$5,994	$5,801	-23%	-20%	$17,254	$15,227	13%
United States	5,238	5,939	4,687	-12%	12%	17,774	14,897	19%
Asia (excluding China and Singapore)	3,877	4,900	3,260	-21%	19%	13,596	8,122	67%
Ireland	2,210	849	526	160%	320%	4,002	846	373%
Europe (excluding Ireland)	1,784	2,108	1,030	15%	73%	5,778	3,482	66%
Singapore	1,854	2,385	1,339	22%	38%	6,308	3,401	85%
Other	86	184	92	-53%	-7%	477	190	150%
Net Sales	$19,675	$22,359	$16,735	-12%	18%	$65,189	$46,165	41%

International Sales	$14,437	$16,420	$12,048	-12%	20%	$47,415	$31,268	52%
Domestic Sales	5,238	5,939	4,687	-12%	12%	17,774	14,897	19%
Net Sales	$19,675	$22,359	$16,735	-12%	18%	$65,189	$46,165	41%

Net sales to international customers for the three and nine months ended January 1, 2011 were $14,437,000 and $47,415,000, or 73% of net sales for both periods, as compared to $12,048,000 and $31,268,000, or 72% and 68% of net sales for the same periods of the prior fiscal year and $16,420,000, or 73% for the three months ended October 2, 2010. Sales to international customers for the three and nine months ended January 1, 2011 compared to the same periods last year increased 20% and 52%, respectively. The year-over-year increases were primarily due to a strengthening of the overall economy, which increased sales in all our target markets except for the quarterly and year-to-date sales of LED driver ICs for LED TVs and for quarterly sales of EL inverter ICs for cell phones. Sequentially, net sales to international customers reduced 12% due to lower customer demand for our high voltage pulsers and analog switches, primarily due to seasonality.

Net sales to domestic customers for the three and nine months ended January 1, 2011 increased 12% and 19% compared to the same periods of the prior fiscal year. The year-over-year increases were primarily due to the rebound in the overall economy. Compared to the prior quarter, net sales to domestic customers for the quarter ended January 1, 2011 were 12% lower due to decreased demand for custom processing services.

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

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	January 1, 2011	October 2, 2010	December 26, 2009	January 1, 2011	December 26, 2009
Gross Margin Percentage	53%	56%	48%	55%	49%

Included in Gross Margin Percentage Above:
Gross Margin Benefit from Cost of Previously Written Down Inventory Sold	$358	$248	$435	$935	$1,084
Percentage of Net Sales	2%	1%	3%	1%	2%

Gross profit for the three and nine months ended January 1, 2011 was $10,334,000 and $36,068,000 compared to $8,018,000 and $22,549,000, respectively, for the same periods of the prior fiscal year. As a percentage of net sales, gross margin was 53% and 55% for the three and nine months ended January 1, 2011 compared to 48% and 49% for the same periods of the prior fiscal year. The year-over-year increases in gross profit and gross margin were primarily attributable to increased sales, higher fab utilization, favorable product mix, and a decrease in charges for inventory excess and obsolescence.

Gross profit for the three months ended January 1, 2011 declined by $2,206,000 compared to the prior quarter resulting in the reduction of the gross margin by three percentage points. These reductions were due to lower sales and unfavorable product mix, partially offset by a decrease in charges for inventory excess and obsolescence.

We wrote down inventory by $157,000 and $694,000, respectively, for the three and nine months ended January 1, 2011. Such amounts were $379,000 and $3,001,000 for the same periods of the prior fiscal year.

Research and Development (“R&D”) Expenses

R&D expenses include payroll and benefits, development costs, and depreciation. We also expense prototype wafers and mask sets related to new product development as R&D expenses.

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	January 1, 2011	October 2, 2010	December 26, 2009	Sequential Change	Year-Over-Year Change	January 1, 2011	December 26, 2009	Year-Over-Year Change

R&D Expenses	$3,692	$3,620	$3,757	2%	-2%	$10,823	$11,366	-5%
Percentage of Net Sales	19%	16%	22%			17%	25%

Expenditures for R&D were $3,692,000 for the three months ended January 1, 2011, as compared to $3,757,000 for the same period in the prior year and $3,620,000 in the prior quarter. Compared to both the prior quarter and the same period last year, spending was essentially flat as the reduced payroll expense was offset by increased development costs.

For the nine months ended January 1, 2011, expenditures for R&D were $10,823,000, a $543,000 decrease compared to the same period of the prior fiscal year primarily due to a smaller increase in the fair value of investments held by our Non-Qualified Deferred Compensation Plan (“NQDCP”) of $254,000, the streamlining of our development processes resulting in reduced development costs of $266,000, and reduced payroll of $194,000, partially offset by increased profit sharing expense of $255,000.

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

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	January 1, 2011	October 2, 2010	December 26, 2009	Sequential Change	Year-Over-Year Change	January 1, 2011	December 26, 2009	Year-Over-Year Change
SG&A Expenses	$3,501	$3,861	$3,183	-9%	10%	$10,673	$9,131	17%
Percentage of Net Sales	18%	17%	19%			16%	20%

SG&A expenses for the third quarter of fiscal 2011 were $3,501,000, compared to $3,183,000 for the same period of the last fiscal year, and $3,861,000 for the prior quarter. The year-over-year quarterly increase of $318,000 was primarily due to increases in payroll and profit sharing expense of $294,000 and professional services expense of $232,000, partially offset by reduced sales incentive expense of $139,000 and a lower increase in the fair value of investments held by our NQDCP of $129,000 versus $187,000 in the prior period.

Sequentially, SG&A expenses for the third fiscal quarter were $360,000 lower primarily due to a reduction in sales incentive expenses of $301,000 and a lower increase in the fair value of investments held by our NQDCP of $129,000 in the third fiscal quarter of 2011 versus $280,000 in the prior quarter, partially offset by an increase in professional services of $202,000.

For the nine months ended January 1, 2011, expenditures for SG&A were $10,673,000, an increase of $1,542,000 compared to the prior fiscal year. This increase was primarily due to increased employee compensation expense of $510,000, higher professional services of $488,000, increased sales commissions and incentives of $514,000 and higher profit sharing expense of $419,000, partially offset by a lower increase in the fair value of investments held by our NQDCP of $276,000 versus $816,000 in the prior period.

Interest Income and Other Income (Expense), Net

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	January 1, 2011	October 2, 2010	December 26, 2009	Sequential Change	Year-Over-Year Change	January 1, 2011	December 26, 2009	Year-Over-Year Change
Interest Income	$172	$214	$223	-20%	-23%	$589	$838	-30%
Other Income, Net	273	509	282	-46.4%	-3%	490	1,306	-62%
Total Interest Income and Other Income, Net	$445	$723	$505	-38.5%	-12%	$1,079	$2,144	-50%
Percentage of Net Sales	2%	3%	3%			2%	5%

Interest income, which consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments, was $172,000 and $589,000 for the three and nine months ended January 1, 2011, compared to $223,000 and $838,000, respectively, for the same periods of the prior fiscal year and $214,000 for the prior quarter. The year-over-year and sequential decreases in interest income resulted primarily from lower investment yields, partially offset by higher cash and investment balances.

Other income, net, for the three and nine months ended January 1, 2011 was $273,000 and $490,000, compared to $282,000 and $1,306,000 for the same periods of the last fiscal year. The year-over-year declines were primarily due to lower increases in the fair value of investments held by our NQDCP of $274,000 and $457,000, respectively, during the three and nine months ended January 1, 2011 compared to $328,000 and $1,359,000, respectively, during the same periods of fiscal 2010.  Other income, net in the third quarter of fiscal 2011 was $273,000 compared to $507,000 reported in the prior quarter due to a lesser increase of $233,000 in fair value of investments held by our NQDCP.

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

The provision for income taxes for the three months ended January 1, 2011 was $726,000 on income before tax of $3,586,000 at the effective tax rate of 20% compared to a tax benefit of $391,000 on income before tax of $1,583,000 at the effective tax benefit rate of 25% in the prior fiscal year. During the 2011 third fiscal quarter, we benefited from expirations of uncertain tax positions of $633,000 and the reinstatement of federal R&D tax credits, offset by a change in estimated R&D credits.

The provision for income taxes for the nine months ended January 1, 2011 was $4,861,000 on income before tax of $15,651,000 at the effective tax rate of 31%, compared to $234,000 on income before tax of $4,196,000 at the effective tax rate of 6% for the same period in the prior fiscal year. The year-over-year increase in the estimated effective tax rate for the nine-month period was primarily due to a percentage decrease in the following: the amount of the federal R&D tax credits, the effect of shifts of income among jurisdictions with different tax rates, and tax exempt interest. Additionally, the increase was due to changes in state deferred taxes. These factors increasing the effective tax rate were partially offset by increased deductions from stock compensation and an increase in the domestic manufacturing deduction.

During the quarter ended October 2, 2010, we identified the inclusion of certain R&D expenses in the calculation of the R&D tax credit which were not in compliance with IRS regulations. As a result, the income tax expense for the quarter ended December 26, 2009 and year ended April 3, 2010 was understated by $217,000. This amount was corrected in the three and six months ended October 2, 2010. We have assessed the materiality of this adjustment on the prior periods and concluded that it was not material to those periods. We have also concluded that the out of period adjustment, which resulted in a $217,000 increase in tax expense for the nine months ended January 1, 2011, is not material to such period.

We maintain liabilities for uncertain tax positions within our income taxes payable account. The determination of the liability amount involves considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

Financial Condition

Overview

We ended the third quarter of fiscal 2011 with $169,674,000 in cash, cash equivalents, short-term and long-term investments.  This represents an increase of $17,661,000 when compared with the amount of $152,013,000 as of April 3, 2010.  Working capital is defined as current assets less current liabilities. As of January 1, 2011, working capital was $160,496,000, an increase of $53,225,000 from $107,271,000 as of April 3, 2010.  The increase in working capital was primarily the result of redemptions of our ARS and cash generated from operations.

Due in part to our strong cash position and historic cash generation from operations, our Board of Directors approved and designated $60 million of our total cash, cash equivalents and investments for a major stock repurchase during the next twelve to twenty-four months.  We believe this repurchase to be the best near-term deployment of a portion of our funds which have continued to accumulate each quarter through operations and redemptions of our ARS.  The Board accordingly increased our share repurchase program from approximately 556,000 shares to 2,500,000 shares and we have begun to repurchase shares, buying back 93,710 shares for approximately $2,145,000 in the aggregate through February 7, 2011.

Liquidity and Capital Resources

 In summary, our cash flows were as follows (in thousands):

	Nine Months Ended
	January 1, 2011	December 26, 2009
Net cash provided by operating activities	$12,583	$4,227
Net cash used in investing activities	(264)	(24,045)
Net cash provided by financing activities	2,282	1,077
Net increase (decrease) in cash and cash equivalents	$14,601	$(18,741)

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the nine months ended January 1, 2011, net cash provided by operating activities was $12,583,000 compared to $4,227,000 for the same period of the prior fiscal year. The increase of $8,356,000 resulted primarily from higher net income after non-cash adjustments of $5,642,000 and an increase from changes in assets and liabilities totaling $2,714,000. The non-cash adjustments in the first nine months of 2011 were $1,186,000 lower than those of the same period last year primarily due to a reduction in provision for excess and obsolete inventories resulting from a general increase in sales this year versus a general decrease in sales last year, partially offset by reduced unrealized gain from short-term investments categorized as trading compared to the same period of last fiscal year and an increase in deferred income taxes. Also contributing to the increase in cash provided by operating activities were an increase in income taxes payable compared to a decrease in the prior fiscal year, a smaller increase in trade accounts receivable, and a decrease in prepaid and other assets versus an increase in the same period last fiscal year. These were partially offset by a greater increase in inventory, a smaller increase in trade accounts payable and accrued expense, and a greater increase in prepaid income taxes compared to the same period of the prior fiscal year.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales, maturities and redemptions of short-term and long-term investments. Cash used by investing activities for the nine months ended January 1, 2011 was $264,000 compared to $24,045,000 for the same period of last fiscal year. This difference of $23,781,000 was primarily due to increased sales and maturities of investments of $49,156,000, which included greater auction rate security (“ARS”) redemptions at par value of $3,050,000, partially offset by increased purchases of short-term investments of $25,338,000.

We expect to spend approximately $1,100,000 for capital acquisitions in fiscal 2011, of which we have spent $876,000 during the first nine months of fiscal 2011. We believe that we have substantial production capacity in place to handle our projected business in fiscal 2011.  We also believe that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Our investment portfolio is primarily comprised of short-term municipal bonds, corporate bonds and ARS. The ARS we held as of January 1, 2011 are AAA rated, have a par value of $49,150,000 and have contractual maturities generally between 14 to 30 years. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates were reset every thirty-five days (“reset period”) through an auction process. Prior to the fourth quarter of fiscal 2008, at the end of each reset period, investors could sell or continue to hold the securities at par. Since the fourth quarter of fiscal 2008, the ARS market has experienced auction failures. In general, for each unsuccessful auction, the interest rate moves to a maximum rate defined for each ARS unless the interest earned reaches the maximum amount stipulated by the prospectus. The principal associated with failed auctions will not be accessible until a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying security has matured. Although no assurance can be given, we expect that we will be paid the full principal associated with these auction-rate securities through one of the means described above. In addition to payments totaling $31,400,000 that we received in fiscal years 2009 and 2010, we received five payments totaling $20,050,000 during the nine months ended January 1, 2011, representing  7%, 10%, 100% and 17%, respectively, of four ARS holdings. All of these payments were the result of redemptions at par value. Cumulatively, as of January 1, 2011, $51,450,000, or 51% of our total ARS holdings have been redeemed at par value subsequent to the fourth quarter of fiscal 2008.  We continue to believe that the credit quality of the ARS we hold is high as they are primarily backed by student loans, are insured and guaranteed by the U.S. Department of Education, and continue to be rated by the major independent rating agencies as either AAA or Aaa. Our ARS are yielding tax-free returns higher than those of our cash, cash equivalent and short term investments.

While auction failures of our ARS will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. As of January 1, 2011, we had approximately $160,496,000 of working capital, including approximately $137,874,000 of cash, cash equivalents, and short-term investments, and we have generated cash from our operations for the past 23 years.

Due to the lack of availability of observable market quotes on our investment portfolio of ARS, $32,750,000 of our $49,150,000 was classified as Level 3 in the three-tiered fair value hierarchy used in accordance with authoritative guidance for accounting for investments in debt and equity securities. The fair value of this $32,750,000 of ARS was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the ARS.  The remaining $16,400,000 of our ARS was classified as Level 2 in such hierarchy as it was redeemed at par value subsequently in January 2011.

Using this discounted cash flow model, we determined that there was a temporary impairment of $950,000 to par value of our ARS as of January 1, 2011. This unrealized loss reflects the decline in the estimated fair value of these ARS in accordance with authoritative guidance for accounting for investments in debt and equity securities. We concluded that the impairment losses were temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the U.S. Department of Education;

•	there have been no defaults on the ARS we held as of January 1, 2011;

•	their AAA or Aaa credit ratings have not been reduced as of January 1, 2011;

•	we have no intention to sell the securities below par value and it is more likely than not that we will not be required to sell the securities until their value returns to par; and

•
we received ARS redemptions at par value of $12,150,000 and $19,250,000, respectively, in fiscal years 2009 and 2010. Additionally, during the nine months ended January 1, 2011, we received redemptions at par value totaling $20,050,000. Subsequent to January 1, 2011, we received additional payments of $14,600,000 for a full redemption of one ARS holding and $1,800,000 for a partial redemption of another ARS holding at par value. These amounts were reclassified to short term investments as of January 1, 2011.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans and sale of stock through the ESPP, and reclassification of non-cash excess tax benefit from operating into financing activities as required by authoritative guidance for stock compensation. Net cash provided by financing activities for the nine months ended January 1, 2011 was $2,282,000 due to the proceeds from the exercise of stock options and stock purchases under the ESPP of $2,277,000 and excess tax benefit of $5,000 related to stock based compensation.

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

The following table summarizes our significant contractual cash obligations as of January 1, 2011, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Due by Year
Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 years
Operating lease obligations (1)	$3,809	$962	$753	$632	$615	$634	$213
Purchase obligations	6,727	6,453	6	267	-	1	-
Total contractual cash obligations	$10,536	$7,415	$759	$899	$615	$635	$213
_____________

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense net of sublease income for the three and nine months ended January 1, 2011 amounted to $266,000 and $789,000, respectively, compared to $306,000 and $887,000 for the same periods of the prior fiscal year.

As of January 1, 2011, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables, was $2,684,000. As of January 1, 2011, we have accrued $503,000 of interest and $419,000 of penalties associated with our uncertain tax positions. We did not include these obligations in the table above as we cannot determine the amount or timing of cash payments that will be made associated with these uncertain tax positions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of the investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio is comprised of primarily short-term municipal bonds, corporate bonds and ARS.  During the three and nine months ended January 1, 2011, investments and cash and cash equivalents generated interest income of $172,000 and $589,000, compared to $223,000 and $838,000, respectively for the same periods of the prior fiscal year.  Based on the par value of our investment and cash and cash equivalent balances as of January 1, 2011, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $407,000.

As of January 1, 2011, we had no long-term debt outstanding.

Our ARS are in the form of auction rate bonds whose interest rates were reset every thirty-five days through an auction process. ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we encountered with regard to our ARS beginning February 2008, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We believe the declines in our ARS fair value due to the lack of liquidity are temporary. In the event we need to access the funds associated with failed auctions, they are not expected to be available until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process, or the underlying security has matured. As of January 1, 2011, our ARS had a total par value of $49,150,000 and contractual maturities between 14 and 30 years.

Due to the temporary impairment in value of our ARS, we recorded an unrealized loss of $950,000 to par value as of January 1, 2011, which decreased from $4,200,000 as of April 3, 2010, because of additional redemptions of our ARS at par value during nine months ended January 1, 2011.

The ARS we hold are backed by student loans and also are primarily guaranteed by the US Department of Education. In addition, all the ARS we hold are rated by the major independent rating agencies as either AAA or Aaa. As a result, we believe the credit risk of default or not redeeming at par is very low.

If the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the US government fails to support its guaranty of its obligations, or the credit quality of these ARS declines, we may be required to further adjust the carrying value of these ARS and record other-than-temporary impairment charges in future periods, which could materially affect our financial condition. However, we expect that we will receive the principal associated with these ARS through one of the means described above. Based on our ARS holdings specifically as of January 1, 2011, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $123,000.

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

Evaluation of Disclosure Controls and Procedures:  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of January 1, 2011, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect such control.

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

We engaged in certain export-related activities consisting of having one of our integrated circuits shipped to assemblers and our wholly-owned subsidiary in the Far East for assembly and test that may have inadvertently violated the International Traffic and Arms Regulations (“ITAR”) and the Arms Export Control Act.  Upon discovery, we voluntarily notified the U.S. Department of State and have been investigating the facts and circumstances since March 2010. Should our actions have violated ITAR, we could face substantial civil fines or other penalties at the discretion of the US Department of State, which to date has not imposed any fine or penalty. While at this time we are unable to estimate the extent of any fines or penalties or other potential losses that we may incur with respect to this matter, we believe that it is unlikely, although not remote, that the ultimate outcome would have a material adverse effect on us.

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

Dated: February 8, 2011
By: /s/PHILLIP A. KAGEL
Phillip A. Kagel
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)