Form 10-Q
period 2011-07-02
SUPERTEX INC
filed 2011-08-11
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2011

or

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
Large accelerated filer [   ] Accelerated filer [ X ] Non-accelerated filer [   ] Smaller Reporting Company[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on August 5, 2011
Common Stock, no par value	12,647,365
Exhibit index is on Page 33
Total number of pages: 34

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	July 2, 2011	July 3, 2010
Net sales	$18,058	$23,155
Cost of sales	8,992	9,961
Gross profit	9,066	13,194
Research and development	3,814	3,511
Selling, general and administrative	3,251	3,311
Total operating expenses	7,065	6,822
Income from operations	2,001	6,372
Interest income	252	203
Other income (expense), net	116	(292)
Income before provision for income taxes	2,369	6,283
Provision for income taxes	700	2,175
Net income	$1,669	$4,108

Net income per share
Basic	$0.13	$0.32
Diluted	$0.13	$0.32
Shares used in per share computation:
Basic	12,755	12,957
Diluted	12,777	13,037

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	July 2, 2011	April 2, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$34,958	$23,962
Short-term investments	100,475	109,760
Trade accounts receivable, net	8,976	8,100
Inventories	19,569	20,600
Prepaid expenses and other current assets	2,544	2,975
Prepaid income taxes	6,613	6,461
Deferred income taxes	7,184	7,228
Total current assets	180,319	179,086
Long-term investments	28,200	30,200
Property, plant and equipment, net	5,628	5,708
Other assets	602	622
Long-term deferred income taxes	4,853	4,980
Total assets	$219,602	$220,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$4,159	$3,283
Accrued salaries and employee benefits	12,494	12,430
Other accrued liabilities	900	772
Deferred revenue	3,748	3,664
Income taxes payable	325	2,264
Total current liabilities	21,626	22,413
Income taxes payable, noncurrent	5,079	4,974
Other accrued liabilities, noncurrent	291	290
Total liabilities	26,996	27,677

Commitments and contingencies (Note 9)	0	0

Shareholders’ equity:
Preferred stock, no par value -- 10,000 shares authorized, none issued and outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 12,672 shares as of July 2, 2011 and 12,808 shares as of April 2, 2011	68,550	68,499
Accumulated other comprehensive loss	(1,345)	(1,683)
Retained earnings	125,401	126,103
Total shareholders' equity	192,606	192,919
Total liabilities and shareholders' equity	$219,602	$220,596

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	July 2, 2011	July 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,669	$4,108
Non-cash adjustments to net income:
Depreciation and amortization	498	565
Provision for doubtful accounts and sales returns	51	96
Provision for excess and obsolete inventories	958	252
Deferred income taxes	(13)	263
Stock-based compensation	593	759
Tax benefit related to stock-based compensation plans	-	20
Excess tax benefit related to stock-based compensation	-	(3)
Unrealized (gain) loss from short-term investments, categorized as trading	(99)	323
Changes in operating assets and liabilities:
Trade accounts receivable	(927)	(1,578)
Inventories	73	(1,336)
Prepaid expenses and other assets	451	1,751
Prepaid income taxes	(152)	(6)
Trade accounts payable and accrued expenses	1,059	713
Deferred revenue	84	367
Income taxes payable	(1,834)	753
Net cash provided by operating activities	2,411	7,047
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(408)	(529)
Purchases of investments	(57,841)	(56,223)
Sales of investments	24,189	4,904
Maturities and redemptions of investments	45,558	46,765
Net cash provided by (used in) investing activities	11,498	(5,083)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	266	797
Stock repurchases	(3,179)	-
Excess tax benefit related to stock-based compensation	-	3
Net cash (used in) provided by financing activities	(2,913)	800
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,996	2,764

CASH AND CASH EQUIVALENTS:
Beginning of period	23,962	10,153
End of period	$34,958	$12,917

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$2,599	$316

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. (“Supertex,” the “Company,” “we,” and “us”) and its subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to state fairly the balance sheets as of July 2, 2011 and April 2, 2011, and the statements of income and of cash flows for the three months ended July 2, 2011 and July 3, 2010.  The April 2, 2011 balance sheet was derived from the audited financial statements included in the fiscal 2011 Annual Report on Form 10-K, but does not include all disclosures required by GAAP in the United States of America.  All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited consolidated financial statements of Supertex, Inc. for the fiscal year ended April 2, 2011, which were included in the fiscal 2011 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three months ended July 2, 2011 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2012 will be a 52-week year.  The three months ended July 2, 2011 and July 3, 2010, both consist of thirteen weeks.

Recent Accounting Pronouncements

In June 2011, Financial Accounting Standard Board (FASB) issued new authoritative guidance regarding Presentation of Comprehensive Income.  This amendment attempts to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  In order to facilitate convergence with International Financial Reporting Standards (IFRS), FASB has decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Also, this amendment requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This amendment is effective for interim and annual periods after December 15, 2011 and applied retrospectively (the fiscal quarter ending March 31, 2012 for the Company). The Company is currently assessing the potential effect to its Consolidated Financial Statements in applying this guidance.

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with International Financial Reporting Standards (”IFRS”). The amended guidance clarified existing fair value measurement guidance, revised certain measurement guidance and expanded the disclosure requirements concerning Level 3 fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011 (the fiscal quarter ending March 31, 2012 for the Company). The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Note 2 – Fair Value

The Company measures its cash equivalents, short-term investments and long-term investments at fair value. Fair value is defined as the price that would be received from selling an asset and paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance

A three-tiered fair value hierarchy has been established as the basis for considering the above assumptions and determining the inputs used in the valuation methodologies in measuring fair values.  The three levels of inputs are defined as follows:

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

The Company’s long-term investments consist of only AAA rated auction rate securities (“ARS”), which are collateralized by student loans. Due to the lack of availability of observable market quotes for the Company’s investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods, and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including but not limited to a liquidity discount of 125 and 150 basis points per year for the current ARS market, and the timing of recovery of the ARS market from three to five years. The estimated fair value of those of the Company’s ARS classified as level 3 assets ranges from $27,700,000 to $28,900,000. The Company believes this estimated range of fair values of its ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behavior, and public policy implications associated with the student loan based ARS market. The Company concluded that the fair value of those of its ARS which are classified as level 3 assets was $28,200,000 as of July 2, 2011 net of a temporary impairment of $2,150,000 to par value.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The Company also considered the quality, amount of collateral, and US government guarantee for the ARS and looked to other marketplace transactions and information received from other third party brokers in order to assess whether the fair value based on the discounted cash flow model is reasonable. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may affect the Company’s valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength, and quality of market credit and liquidity. Significant inputs to the investment valuations are unobservable in the active markets and therefore the Company’s ARS are classified as Level 3 in the hierarchy (except for those ARS which are in the process of being redeemed which are classified as Level 2).

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of July 2, 2011 and April 2, 2011, excluding accrued interest (in thousands):

	July 2, 2011
	Fair value measurements
Assets	Level 1		Level 2		Level 3	Total
Money market funds	$25,148	(2)	$-		$-	$25,148
Municipal bonds	-		30,866	(3)	-	30,866
Discount notes	-		3,749		-	3,749
Corporate bonds	-		35,970	(4)	-	35,970
Government agency bonds	-		22,583	(5)	-	22,583
Certificate of deposits	-		3,395		-	3,395
Equity mutual funds related to NQDCP (1)	8,316				-	8,316
Long-term investments in ARS	-		-		28,200	28,200
Total assets at fair value	$33,464		$96,563		$28,200	$158,227
Liabilities
Obligation related to NQDCP	$8,316		$-		$-	$8,316

	April 2, 2011
	Fair value measurements
Assets	Level 1		Level 2		Level 3	Total
Money market funds	$10,681	(2)	$-		$-	$10,681
Municipal bonds	-		62,768	(3)	-	62,768
Discount notes	-		3,998		-	3,998
Corporate bonds	-		28,177	(4)	-	28,177
Government agency bonds	-		10,816	(5)	-	10,816
Certificate of deposits	-		748		-	748
Equity mutual funds related to NQDCP	8,157				-	8,157
Long-term investments in ARS	-		-		30,200	30,200
Total assets at fair value	$18,838		$106,507		$30,200	$155,545
Liabilities
Obligation related to NQDCP	$8,157		$-		$-	$8,157
_____________________________________________________
(1) Non-qualified Deferred Compensation Plan.
(2) The money market funds of $25,148,000 and $10,681,000 were classified as cash equivalents as of July 2, 2011 and April 2, 2011, respectively.
(3) Included in municipal bonds were $201,000 and $151,000, which were classified as cash equivalents as of July 2, 2011 and April 2, 2011, respectively.
(4) Included in corporate bonds were $503,000 and $253,000, which were classified as cash equivalents as of July 2, 2011 and April 2, 2011, respectively.
(5) Included in government agency bonds were $3,700,000 and $4,500,000, which were classified as cash equivalents as of July 2, 2011 and April 2, 2011, respectively.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The following table summarizes the change in fair value of the Company’s level 3 assets during the three months ended July 2, 2011 (in thousands):

Fair value measurements of assets using level 3 inputs	Long-term investments in ARS
Balance as of April 2, 2011	$30,200
Redemption of investments in ARS	(2,400)
Reduction in unrealized loss recorded in "Accumulated other comprehensive loss"	400
Balance as of July 2, 2011	$28,200

During the three months ended July 2, 2011, the Company received $2,400,000 relating to ARS with a carrying value at the time of $2,226,000 redeemed at par value. See Note 3 for further discussion of the Company’s ARS.

Note 3 – Cash and Cash Equivalents and Investments

The Company’s cash equivalents consist primarily of investments in money market funds as follows (in thousands):

	July 2, 2011	April 2, 2011
Cash	$5,406	$8,377
Cash equivalents:
Money market funds	25,148	10,681
Government agency Bonds	3,700	4,500
Corporate bonds	503	253
Municipal bonds	201	151
Total cash and cash equivalents	$34,958	$23,962

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The Company’s portfolio of short-term and long-term investments is as follows (in thousands):

	July 2, 2011
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities:
Equity mutual funds related to NQDCP	$8,316	$-	$-	$8,316
Available-for-sale securities:
Municipal bonds	30,632	33	-	30,665
Discount notes	3,748	1	-	3,749
Corporate bonds	35,438	39	(10)	35,467
Government agency bonds	18,867	19	(3)	18,883
Certificates of deposits	3,398	-	(3)	3,395
Total short-term investments	$100,399	$92	$(16)	$100,475

Long-term investments:
Available-for sale securities	$30,350	$-	$(2,150)	$28,200

	April 2, 2011
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities:
Equity mutual funds related to NQDCP	$8,157	$-	$-	$8,157
Available-for-sale securities:
Municipal bonds	62,617	2	(2)	62,617
Discount notes	3,998	-	-	3,998
Corporate bonds	27,968	-	(44)	27,924
Government agency bonds	6,317	-	(1)	6,316
Certificates of deposits	749	-	(1)	748
Total short-term investments	$109,806	$2	$(48)	$109,760

Long-term investments:
Available-for sale securities	$32,750	$-	$(2,550)	$30,200

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The Company’s short-term and long-term investments by contractual maturity are as follows (in thousands):

	July 2, 2011	April 2, 2011
Short-term investments:
Trading securities:
Due in one year or less	$8,316	$8,157
Available-for-sale securities:
Due in one year or less	49,036	62,919
Due in one to two years	43,123	38,684
Total short-term investments	$100,475	$109,760
Long-term investment:
Available-for-sale securities at amortized cost:
Due after ten years	$28,200	$30,200

Short-term investments classified as trading securities consisted entirely of investments in mutual funds held by the NQDCP. Unrealized gains (losses) on trading securities are recorded in the Condensed Consolidated Statement of Income. Unrealized gains on trading securities were $99,000 for the three months ended July 2, 2011 compared to a loss of $323,000 for the same period of the prior fiscal year.

The Company’s available-for-sale portfolio as of July 2, 2011 was comprised of municipal bonds, corporate bonds, government agency bonds, discount notes, certificates of deposits and remaining ARS.

During the three months ended July 2, 2011, the Company disposed of short-term available-for-sale securities totaling $67,347,000 at par, compared to $33,719,000 for the same period of the prior fiscal year.  The realized gains and losses of these transactions were immaterial.

The Company’s ARS have contractual maturities between 20 and 30 years. They are in the form of auction rate bonds whose interest rates had historically been reset every thirty-five days through an auction process. At the end of each reset period, investors could sell or continue to hold the securities at par. These ARS held by the Company are backed by pools of student loans and are primarily guaranteed by the U.S. Department of Education. In addition, all the ARS held by the Company are rated by the major independent rating agencies as either AAA or Aaa.

ARS with a par value of $30,350,000 were classified as non-current assets and were presented as long-term investments on the Company’s balance sheet as of July 2, 2011.

The Company has concluded that the decline in fair value of the ARS investments, as of July 2, 2011, is considered to be temporary in part due to the following:

•	the decline in market value is due to unusual general market conditions;

•	these investments are of high credit quality and a significant portion of them is collateralized and is guaranteed by the US Department of Education;

•	there have been no defaults on the ARS held by the Company as of July 2, 2011;

•	their AAA or Aaa credit ratings have not been reduced as of July 2, 2011;

•	the Company has no intention to sell the securities below par value and it is more likely than not that the Company will not be required to sell the securities until their value returns to par; and

•
the Company received ARS redemptions at par value of $36,450,000, $19,250,000 and $12,150,000, respectively, in fiscal years 2011, 2010 and 2009. Additionally, during the three months ended July 2, 2011, the Company received redemptions at par value totaling $2,400,000.

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

Inventories consist of (in thousands):

	July 2, 2011	April 2, 2011
Raw materials	$1,636	$1,786
Work-in-process	12,022	12,880
Finished goods	4,279	4,347
Finished goods at distributors and on consignment	1,632	1,587
Total Inventories	$19,569	$20,600

The Company wrote down excess and obsolete inventory totaling $958,000 for the three months ended July 2, 2011 compared to $252,000 for the same period of the prior fiscal year. The Company sold previously written-down inventory of $295,000 and $329,000 for the three months ended July 2, 2011 and July 3, 2010, respectively.

Note 5 - Comprehensive Income

The components of the Company’s comprehensive income for the three months ended July 2, 2011 and July 3, 2010 are as follows (in thousands):

	July 2, 2011	July 3, 2010
Net income	$1,669	$4,108
Unrealized gain on available-for-sale investments, net of tax	337	563
Comprehensive income	$2,006	$4,671

As of July 2, 2011, the total unrealized loss on available-for-sale investments amounted to $2,074,000, which was recorded in accumulated other comprehensive loss, net of tax of $729,000. As of July 3, 2010, the total unrealized loss on available-for-sale investments amounted to $3,281,000, which was recorded in accumulated other comprehensive loss, net of tax of $1,278,000.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Note 6 - Stock-Based Compensation

The employee stock-based compensation expense for the three months ended July 2, 2011 was $593,000 compared to $759,000 for the same period in fiscal 2011.

During the three months ended July 2, 2011 and July 3, 2010, the Company granted options with an estimated total grant date fair value of $931,000 and $913,000, respectively. As of July 2, 2011, the unrecorded stock-based compensation related to stock options was $6,108,000 (net of estimated forfeitures) and will be recognized over an estimated weighted average amortization period of approximately 1.8 years.

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

The Company’s shareholders approved the adoption of the 2009 Equity Incentive Plan (the “2009 Plan”) at the August 14, 2009 annual meeting for shareholders. Under the 2009 Plan, the total number of shares of Company common stock reserved for issuance consists of 1,000,000 shares plus (1) the 159,509 shares which remained authorized for issuance under the 2001 Plan but which were not subject to outstanding stock awards as of August 14, 2009, and (2) those of the 1,440,400 shares, subject to stock awards outstanding under the 2001 Plan as of August 14, 2009, that terminate prior to exercise and would otherwise be returned to the share reserves under the 2001 Plan, with the total shares in addition to the 1,000,000 shares thus being up to a maximum of 1,599,909 shares. The 2009 Plan allows the Company to continue its prior option practices under the 2001 Plan to grant non-statutory options to key employees with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The Company’s options typically have a term of ten years and vest in 20% installments on each of the first five anniversaries of the date of grant. The 2009 Plan also provides the Company with the flexibility in designing equity incentives, including restricted stock awards, stock appreciation rights, restricted stock unit awards, performance stock awards, and performance cash awards.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

The following table summarizes the activities under the 2001 and 2009 Plans for the three months ended July 2, 2011:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, April 2, 2011	977,849	1,454,622	$27.57
Granted	(114,980)	114,980	21.86
Exercised	-	(10,400)	17.01
Canceled	24,760	(24,760)	28.27
Balance, July 2, 2011	887,629	1,534,442	$27.20

The weighted average fair value of options, as determined under the authoritative guidance for stock compensation, granted under the 2009 Plans during the three months ended July 2, 2011 and July 3, 2010 were $8.10 and $11.64 per share, respectively.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the three months ended July 2, 2011 was $42,000.  During the three months ended July 2, 2011, the amount of cash received from employees as a result of employee stock option exercises was $177,000.

The options outstanding and exercisable at July 2, 2011, under the 2001 and 2009 Plans are in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$17.06	-	$19.99	86,600	0.38	$17.29	86,600	$17.29
20.00	-	24.99	639,502	8.21	21.45	160,862	20.99
25.00	-	29.99	321,580	7.30	27.00	145,876	26.89
30.00	-	34.99	238,560	3.42	33.77	202,660	33.74
35.00	-	39.99	94,300	5.97	35.83	60,580	35.83
40.00	-	44.99	135,900	2.31	40.90	120,080	40.88
45.00	-	46.92	18,000	2.42	46.92	14,400	46.92
$17.06	-	$46.92	1,534,442	6.11	$27.20	791,058	$29.57

The total intrinsic value of options outstanding and options exercisable as of July 2, 2011 was $1,106,000 and $679,000, respectively.

2000 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. For the three months ended July 2, 2011 and July 3, 2010, the amounts of cash received from employees as a result of ESPP purchases were $89,000 and $93,000, respectively.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Note 7 – Income Taxes

The provision for income taxes for the three months ended July 2, 2011 was $700,000 on income before tax of $2,369,000 at the effective tax rate of 30% compared to $2,175,000 on income before tax of $6,283,000 at the effective tax rate of 35% for the same period in the prior fiscal year. The year-over-year decrease in estimated tax rate for the three-month period was primarily due to reductions in state taxes and increased R&D credits.

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

During the three months ended July 2, 2011, the liability for uncertain income tax positions excluding accrued interest and penalties increased from $4,052,000 to $4,151,000. Of the total $4,151,000 of unrecognized tax benefits, $3,320,000 represents the amount that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. On July 2, 2011, the Company had approximately $545,000 accrued for estimated interest and $413,000 for estimated penalties related to uncertain tax positions. For the three months ended July 2, 2011, the Company recorded estimated interest of $32,000 and estimated penalties of $3,000.

The balance of unrecognized income tax benefits, including accrued interest and accrued penalties on July 2, 2011, was approximately $999,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company and its subsidiary are subject to taxation in various jurisdictions, including federal, state and foreign.  The Company’s major tax jurisdictions are the United States federal, State of California and Hong Kong. The Company’s federal, state, and Hong Kong income tax returns are generally no longer subject to examination by taxing authorities for fiscal years before 2002.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Note 8 - Net Income per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares that may be issued through stock options and ESPP only, since the Company does not have warrants or any other convertible securities outstanding.  A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	July 2, 2011	July 3, 2010
BASIC:
Net income	$1,669	$4,108
Weighted average shares outstanding for the period	12,755	12,957
Net income per share	$0.13	$0.32

DILUTED:
Net income	$1,669	$4,108
Weighted average shares outstanding for the period	12,755	12,957
Effect of dilutive securities: stock options and ESPP	22	80
Total	12,777	13,037
Net income per share	$0.13	$0.32

Options to purchase 1,351,271 shares of the Company’s common stock at an average price of $28.26 per share, and 868,567 shares at an average price of $32.50 per share for the three months ended July 2, 2011 and July 3, 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Legal Proceedings

From time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business.  Management has reviewed such possible claims and assessments with the Company’s outside legal counsel and believes that it is unlikely that they will result in any material adverse effect on the Company’s financial condition, results of operations, or cash flows.  The Company is not currently involved in any legal proceeding that it believes will materially and adversely affect its business, financial condition, results of operations or cash flows.

The Company engaged in certain export-related activities consisting of having one of the Company‘s integrated circuits shipped to assemblers and its wholly-owned subsidiary in the Far East for assembly and test that may have inadvertently violated the International Traffic and Arms Regulations (“ITAR”) and the Arms Export Control Act.  Upon discovery, the Company voluntarily notified the U.S. Department of State and has been investigating the facts and circumstances since March 2010. Should the actions of shipping these products to offshore facilities for assembly and testing have violated ITAR, the Company could face substantial civil fines or other penalties at the discretion of the U.S. Department of State, which to date has not imposed any fine or penalty. While at this time the Company is unable to estimate the extent of any fines or penalties or other potential losses that it may incur with respect to this matter, the Company believes that it is not probable, although not remote, that the ultimate outcome would have a material adverse effect on the Company. Since becoming aware of these potential ITAR issues, the Company has moved the assembly and testing of these products to ITAR-certified onshore facilities.

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

The reductions to revenue for estimated product returns for the three months ended July 2, 2011 and July 3, 2010 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other	Balance at End of Period
Three months ended July 2, 2011	$234	$24	$(43)	$215
Three months ended July 3, 2010	$217	$136	$(26)	$327
___________________
(1) Represent amounts charged to the allowance for sales returns.

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

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses and is recorded as cost of sales. The warranty reserve was $54,000 and $114,000 as of July 2, 2011 and July 3, 2010, respectively.

Operating Lease Obligations

The Company’s future minimum lease payments under non-cancelable operating leases as of July 2, 2011 are as follows (in thousands):

Payment Due by Year	Operating Lease
Less than 1 year	$798
2 years	697
3 years	611
4 years	625
5 years	533
$3,264

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense for the three months ended July 2, 2011 amounted to $288,000 compared to $301,000 for the same period of last fiscal year.

Note 10 – Common Stock Repurchase

Share repurchase activities for the three months ended July 2, 2011 and July 3, 2010 are as follows:

	Three Months Ended
	July 2, 2011	July 3, 2010
Number of shares repurchased	151,000	-
Cost of shares repurchased	$3,179,000	$-
Average price per share	$21.04	$-

In January 2011, the Board of Directors designated $60,000,000 of its cash, cash equivalents and investments for a major stock repurchase during the period from January 2011 through March 2013 and accordingly increased the Company’s share repurchase program from approximately 556,000 shares to 2,500,000 shares. The amended repurchase program has no expiration date except when an aggregate of 2,500,000 shares have been repurchased, either on the open market or through private transactions. Under this program, cumulatively the Company has repurchased approximately 424,000 shares for $9,446,000 as of July 2, 2011.

Since the inception of the Company’s initial share repurchase program in 1992 through July 2, 2011, the Company has repurchased a total of approximately 2,768,000 shares of the common stock for an aggregate cost of $45,997,000 under its share repurchase programs. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of July 2, 2011, there were approximately 2,076,000 shares authorized for future repurchase under the Company’s current repurchase program.

Subsequent to July 2, 2011, the Company repurchased approximately 83,000 shares for $1,596,000.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(unaudited)

Note 11 – Segment Information

The Company operates as one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal integrated circuits.  The Company’s chief operating decision maker, who is currently the Company’s chief executive officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

The Company's principal markets are in Asia, the United States, and Europe.  Below is a summary of sales by major geographic area for the three months ended July 2, 2011 and July 3, 2010 (in thousands):

	Three Months Ended
Net Sales	July 2, 2011	July 3, 2010
United States	$6,181	$6,597
China	4,935	6,633
Singapore	2,592	2,069
Asia (excluding China and Singapore)	2,532	4,819
Europe	1,708	2,830
Other	110	207
Net Sales	$18,058	$23,155

Net property, plant and equipment by country as of July 2, 2011 and April 2, 2011 are as follows (in thousands):

	July 2, 2011	April 2, 2011
United States	$4,535	$4,525
Hong Kong	1,093	1,183
Property, plant and equipment, net	$5,628	$5,708

Note 12 – Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representatives and distributors. Revenue from sales to distributors and the related cost of sales are recognized upon resale to end-user customers.

There were no customers that accounted for more than 10% of the Company’s net sales for the three months ended July 2, 2011. For the three months ended July 3, 2010, a major medical instrumentation company accounted for 11% of net sales. Nearly all of the sales to this medical instrumentation company were through distributors and contract manufacturers. There were no other customers that the Company believes accounted for more than 10% of the Company’s net sales for the three months ended July 2, 2011 and July 3, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report.  The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  You are urged to carefully review and consider the various disclosures we made in this Report and in other reports filed with the SEC, including the annual report on Form 10-K for the fiscal year ended April 2, 2011.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates," and variations of these words and similar expressions are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that through the introduction of our new integrated solutions along with our discrete building block product offerings, we will continue to be a major player in the medical ultrasound market; (2) our belief that there are significant growth opportunities for the medical ultrasound market in China and Korea; (3) our expectation that the sales of LED backlighting drivers may increase in the second fiscal quarter due to ramping up production of a monitor application; (4) our belief that sales of LED drivers for general lighting will continue to grow during the second fiscal quarter; (5) our belief that R&D expenses as a percentage of net sales may fluctuate from quarter to quarter; (6) our expectation that we will spend approximately $6,600,000 for capital acquisitions in fiscal 2012; (7) our belief that we have substantial production capacity in place to handle our projected business in fiscal 2012; (8) our belief that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months; (9) our belief that the credit quality of the auction-rate securities (“ARS”) we hold is high and our expectation that we will receive the full principal associated with these ARS; (10) our belief that the auction failures  of our ARS will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements; (11) our belief that the estimated range of fair values of our ARS is appropriate; (12) our lack of intention to sell our ARS securities below par value and our view that it is more likely than not that we will not be required to sell our ARS securities until their value returns to par; (13) our belief that the declines in our ARS fair values due to the lack of liquidity are temporary and the credit risk of default or not redeeming at par is very low; (14) our belief that the credit rating of  our ARS would remain relatively high following any decline in the credit rating of U.S. government obligations due to the deficit; (15) our belief that our exposure to foreign currency risk is relatively small; and (16) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows.

These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties include material adverse changes in the demand for our customer’s products in which the Company’s products are used; that competition to supply semiconductor devices in the markets in which the Company competes increases and causes price erosion; that demand does not materialize and increase for recently released customer products incorporating the Company’s products; that we have delays in developing and releasing into production our planned new products; that there could be unexpected manufacturing issues as production ramps up; that the demand for the Company’s products or results of its product development changes such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; that some of the Company’s equipment will be unexpectedly damaged or become obsolete, thereby requiring replacement; and that Federal deficit issues will not result in substantial reductions to the credit rating of U.S. government obligations which in turn would materially affect our auction rate securities; as well as those described in "Factors Which May Affect Operating Results" under Item 1A of Part I , “Risk Factors” in the Company’s  annual report of Form 10-K for the fiscal year ended April 2, 2011.  The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.  Accordingly, the readers are cautioned not to place undue reliance on such statements, The Company undertakes no obligation to update any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. There have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in our fiscal 2011 Annual Report on Form 10-K.

Overview

We design, develop, manufacture, and market integrated circuits (“ICs”), utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  We are an industry leader in certain high voltage DMOS transistors and ICs (HVCMOS and HVBiCMOS) which take advantage of the best features of CMOS, bipolar and DMOS technologies and integrating them into the same IC.  These ICs are used in the medical ultrasound imaging, LCD TVs with LED backlighting, LED general lighting, telecommunications, printer, flat panel display, industrial and consumer product industries. We also supply custom integrated circuits for our customers using customer-owned designs and mask tooling with our process technologies. Our current growth strategy relies on our ability to continuously and successfully introduce and market new innovative products that meet our customers’ requirements.

Results of Operations

Net Sales

We operate as one business segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal ICs and specialty double-diffused metal oxide semiconductor (“DMOS”) transistors. We have a broad customer base, which in some cases manufactures electronic end products and equipment spanning multiple markets. As such, the assignment of revenue to the markets described in the overview above requires the use of estimates, judgment, and extrapolation. Actual results may differ slightly from those reported here. During this fiscal quarter we reviewed our assignment of products to markets and made minor adjustments to the market assignment for certain DMOS products. Additionally, we renamed the “Imaging” market “EL/Printers.”

Net sales for the three months ended July 2, 2011 were $18,058,000, a 22% decrease compared to $23,155,000 for the same period of the prior fiscal year. This year-over-year decrease was primarily due to decreases in sales of our LED drivers for backlighting LCD TVs, high voltage pulser ICs and chipsets for medical ultrasound products, optical MEMS drivers and electroluminescent (“EL”) inverters for a cell phone application and custom processing services.  Net sales increased slightly from $17,983,000 when compared to the prior quarter, primarily due to increased sales of medical ultrasound proprietary products and printer head drivers, nearly offset by decreases in Telecom products, EL inverters for a cell phone application and custom processing services.

The table below shows our estimate of the breakdown of net sales by end market for the three months ended July 2, 2011, July 3, 2010 and April 2, 2011, as well as year-over-year and sequential percentage changes (in thousands except percentages):

	Three Months Ended
Net Sales	July 2, 2011	April 2, 2011	July 3, 2010	Sequential Change	Year-Over-Year Change
Medical Electronics	$7,053	$5,976	$8,537	18%	-17%
EL/Printers (1)	4,665	4,109	4,602	14%	1%
Industrial/Other	3,528	4,580	3,472	-23%	2%
LED Lighting	1,792	1,793	4,433	0%	-60%
Telecom	1,020	1,525	2,111	-33%	-52%
Net Sales	$18,058	$17,983	$23,155	0%	-22%

	Three Months Ended
Net Sales	July 2, 2011	April 2, 2011	July 3, 2010
Medical Electronics	39%	33%	37%
EL/Printers (1)	26%	23%	20%
Industrial/Other	19%	26%	15%
LED Lighting	10%	10%	19%
Telecom	6%	8%	9%
Net Sales	100%	100%	100%
_____________________________
(1) This market was labeled “Imaging” in previous filings.

Our medical electronics product family accounted for the largest sales of all of our five target markets for the three months ended July 2, 2011, April 2, 2011 and July 3, 2010. Sales to that market for the three months ended July 2, 2011 decreased 17% compared to same period of the prior fiscal year due to decreased sales of our analog switches and high voltage pulser ICs and chipsets.  Sequentially, net sales increased 18%, resulting from higher customer demand for our analog switches primarily due to seasonality and normal stocking for high season production.

In recent years, the overall medical ultrasound imaging equipment market has been shifting from big console systems to transportable units and to hand-carried devices, which has driven the ultrasound imaging equipment market growth along with product upgrades for console cart-wheel machines and large stationary systems.  Because of space and power constraints, there are more requirements for circuit integration, and with our high voltage IC technology we have been among the most qualified to support these requirements. Geographically, the imaging equipment market is expanding very rapidly in China, India and many African countries.  Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and manufacturers of medical ultrasound imaging machines to whom we have sold our products successfully.  While sales to these OEMs continue to grow as they develop new machines, we see significant growth opportunities with OEMs in China and Korea, especially in the low cost portable machines. We are expanding our product development activities and product offerings to capitalize on these exciting market growth opportunities.  Through the introduction of our new integrated solutions along with our discrete transistor and array building block product offerings, we believe we will continue to be a major player in this business.

Sales of our product offerings for the EL/Printers market, which consist of EL inverter ICs, printer head ICs, flat panel display ICs and custom processing services, for the three months ended July 2, 2011 was essentially flat   compared to the same period in the last fiscal year and increased 14% sequentially. This sales increase was primarily due to increased shipments of printer head ICs, partially offset by lower shipments of our EL inverter ICs to a hand-set OEM for a family of mobile phone products.

Sales in the industrial and other markets for the three months ended July 2, 2011 were essentially flat when compared to the same period in the prior fiscal year as increased sales of product for an automatic tester (ATE) application were offset by decreased sales in custom processing services. Compared to the prior quarter, total sales in the industrial and other markets decreased 23% primarily due to reduced custom processing services.

The year-over-year quarterly decrease in sales of LED driver ICs for general lighting and backlighting resulted primarily from our major LED TV customer supplying a substantial portion of its requirements internally due to lower cost and from a soft TV market in general. Sequentially, total LED driver sales remained flat. We expect sales of LED backlighting drivers will increase in our second fiscal quarter due to a customer ramping up production of a monitor application.  We also believe that sales of LED drivers for general lighting will continue to grow.

Sales to the telecom market for the three months ended July 2, 2011 decreased 33% and 52% compared to the prior quarter and the same period of the prior fiscal year, respectively. These decreases were primarily due to lower shipments of high voltage driver ICs for optical-to-optical switching applications.

Our principal markets are in Asia, the U.S., and Europe.  Sales by geographic regions as well as year-over-year and sequential percentage changes were as follows, where international sales include sales to U.S. based customers if the products are delivered to their contract manufacturers outside the U.S. (in thousands except percentages):

	Three Months Ended
Net Sales	July 2, 2011	April 2, 2011	July 3, 2010	Sequential Change	Year-Over-Year Change
United States	$6,181	$6,530	$6,597	-5%	-6%
China	4,935	3,866	6,633	28%	-26%
Singapore	2,592	1,832	2,069	41%	25%
Asia (excluding China and Singapore)	2,532	2,886	4,819	-12%	-47%
Europe	1,708	2,723	2,830	-37%	-40%
Other	110	146	207	-25%	-47%
Net Sales	$18,058	$17,983	$23,155	0%	-22%

International Sales	$11,877	$11,453	$16,558	4%	-28%
Domestic Sales	6,181	6,530	6,597	-5%	-6%
Net Sales	$18,058	$17,983	$23,155	0%	-22%

Total net sales to international customers for the three months ended July 2, 2011 compared to the same period last year decreased 28%. The year-over-year decrease was primarily due to reductions in sales of LED driver ICs for backlighting LCD TVs, reductions in sales of our medical ultrasound analog switches and high voltage pulser ICs and chipsets, and lower shipments of our EL inverter ICs to a hand-set OEM for a family of mobile phone products. Compared to the prior quarter, total net sales to international customers increased 4% due to higher customer demand for our high voltage pulser ICs and analog switches, primarily due to seasonality.

Total net sales to domestic customers for the three months ended July 2, 2011 decreased 6% compared to the same period of the prior fiscal year and decreased 5% sequentially, primarily due to reduced demand for our optical MEMS drivers and for our custom processing services.

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

	Three Months Ended
(Dollars in thousands)	July 2, 2011	April 2, 2011	July 3, 2010
Gross Margin Percentage	50%	51%	57%
Included in Gross Margin Percentage Above:
Gross Margin Benefit from Cost of Previously Written Down Inventory Sold	$295	$423	$329
Percentage of Net Sales	2%	2%	1%

Gross profit for the three months ended July 2, 2011 was $9,066,000 compared to $13,194,000 for the same period of the prior fiscal year. As a percentage of net sales, gross margin was 50% for the three months ended July 2, 2011 compared to 57% for the same period of the prior fiscal year. The year-over-year decreases in gross profit and gross margin were primarily attributable to decreased sales resulting in lower fab utilization including an idle capacity charge of $860,000, and an increase in charges for excess and obsolete inventory, partially offset by favorable product mix.

Gross profit and gross margin for the three months ended July 2, 2011 declined slightly compared to the prior quarter resulting from reduced capacity utilization, partially offset by a decrease in charges for excess and obsolete inventory.

We wrote down excess and obsolete inventory by $958,000, $2,165,000 and $252,000 for the three months ended July 2, 2011, April 2, 2011 and July 3, 2010, respectively.

Research and Development (“R&D”) Expenses

R&D expenses include payroll and benefits, development costs, and depreciation. We also expense prototype wafers and mask sets related to new product development as R&D expenses.

	Three Months Ended
(Dollars in thousands)	July 2, 2011	April 2, 2011	July 3, 2010	Sequential Change	Year-Over-Year Change
R&D Expenses	$3,814	$4,028	$3,511	-5%	9%
Percentage of Net Sales	21%	22%	15%

The year-over-year increase of $303,000 resulted from higher development activity at an outside foundry. The sequential decrease of $214,000 was primarily due to lower employee stock compensation expense of $158,000 and a lesser increase in the fair market value of investments held by our Non-Qualified Deferred Compensation Plan (“NQDCP”) of $75,000.

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

	Three Months Ended
(Dollars in thousands)	July 2, 2011	April 2, 2011	July 3, 2010	Sequential Change	Year-Over-Year Change
SG&A Expenses	$3,251	$3,521	$3,311	-8%	-2%
Percentage of Net Sales	18%	20%	14%

The year-over-year quarterly decrease of $60,000 was due to lower professional services expense of $223,000 and lower sales incentives expense of $106,000, partially offset by higher labor compensation and benefits of $261,000, including $207,000 related to a $73,000 increase in the fair market value of investments held by our Non-Qualified Deferred Compensation Plan (“NQDCP”) compared to a $134,000 decrease last year. Sequentially, SG&A expenses for the first fiscal quarter were $270,000 lower primarily due to a reduction in professional services of $196,000 and lower payroll expense of $52,000.

Interest Income and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	July 2, 2011	April 2, 2011	July 3, 2010	Sequential Change	Year-Over-Year Change
Interest Income	$252	$223	$203	13%	24%
Other Income (Expense), Net	116	335	(292)	-65%	140%
Total Interest Income and Other Income (Expense), Net	$368	$558	$(89)	-34%	513%
Percentage of Net Sales	2%	3%	0%

Interest income consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments. For the three months ended July 2, 2011, interest income increased $49,000 and $29,000, respectively, compared to the same period of the prior fiscal year and the prior quarter. This resulted from higher investment yields and for the year-over-year comparison also from higher cash and investment balances.

Other income, net, consists of changes in the fair value of investments held by our Non-Qualified Deferred Compensation Plan (“NQDCP”), sales of fixed assets, foreign exchange gains and losses and other miscellaneous income and expense items. The year-over-year $408,000 increase in other income, net was primarily due to an increase in the fair market value of investments held by our NQDCP of $99,000 compared to a decrease in the fair market value of $323,000 last year. Other income, net in the first quarter of fiscal 2012 was $219,000 lower sequentially due to a lesser increase of $133,000 in fair market value of investments held by our NQDCP and a $100,000 gain on sale of a fixed asset in the fourth fiscal quarter of 2011.

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

The provision for income taxes for the three months ended July 2, 2011 was $700,000 on income before tax of $2,369,000 at the effective tax rate of 30% compared to $637,000 on income before tax of $2,129,000 at the effective tax rate of 30% for the prior quarter, and $2,175,000 on income before tax of $6,283,000 at the effective tax rate of 35% in the first quarter of the prior fiscal year. The year-over-year decrease in estimated tax rate was primarily due to reductions in state taxes and an increase in R&D tax credits.

We maintain liabilities for uncertain tax positions within our income taxes payable account. The determination of the liability amount involves considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

Financial Condition

Overview

We ended the first quarter of fiscal 2012 with $163,633,000 in cash, cash equivalents, short-term and long-term investments. This represents a decrease of $289,000 when compared with the amount of $163,922,000 as of April 2, 2011 resulting from the repurchase of 151,000 shares of our stock for $3,179,000 which offset cash provided by operating activities of $2,411,000 and changes resulting from our investing and financing activities. Working capital is defined as current assets less current liabilities. As of July 2, 2011, working capital was $158,693,000, an increase of $2,020,000 from $156,673,000 as of April 2, 2011.  The increase in working capital was primarily the result of redemptions of our ARS and cash generated from operations.

Since we announced the twenty-six month $60 million stock repurchase program at the end of January 2011, we have bought back 424,000 shares for a total of $9,446,000.

Liquidity and Capital Resources

 In summary, our cash flows are as follows (in thousands):

	Three Months Ended
	July 2, 2011	July 3, 2010
Net cash provided by operating activities	$2,411	$7,047
Net cash provided by (used in) investing activities	11,498	(5,083)
Net cash (used in) provided by financing activities	(2,913)	800
Net increase in cash and cash equivalents	$10,996	$2,764

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the three months ended July 2, 2011, net cash provided by operating activities was $2,411,000 compared to $7,047,000 for the same period of the prior fiscal year. The decrease of $4,636,000 resulted from lower net income after non-cash adjustments of $2,726,000 and a decrease from changes in assets and liabilities totaling $1,910,000. The non-cash adjustments in the first three months of fiscal 2012 were $287,000 lower than those of the same period of last fiscal year primarily due to an unrealized gain from short-term investments categorized as trading compared to a loss in the same period of last fiscal year, a decrease in deferred income taxes compared to an increase last year, and a reduction in stock-based compensation. These decreases were partially offset by an increase in the provision for excess and obsolete inventories resulting from a general decrease in sales this year versus an increase last year. Also contributing to the decrease in cash provided by operating activities were a decrease in income taxes payable compared to an increase in the prior fiscal year; a smaller increase in prepaid and other; and a smaller decrease in deferred revenue as distributor inventory increased by a lesser amount. These were partially offset by a decrease in inventory through reduced wafer fab starts compared to an increase last year; a smaller increase in trade accounts receivable resulting from lower sales; and a greater increase in trade accounts payable and accrued liabilities.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales, maturities and redemptions of short-term and long-term investments. Cash provided by investing activities for the three months ended July 2, 2011 was $11,498,000 compared to cash used of $5,083,000 for the same period of last fiscal year. This difference of $16,581,000 was primarily due to increased sales and maturities of investments of $18,078,000, although auction rate security (“ARS”) redemptions in the first quarter of fiscal 2012 at par value were lower by $15,550,000, partially offset by increased purchases of short-term investments of $1,618,000.

We expect to spend approximately $6,600,000 for capital acquisitions in fiscal 2012, of which we have spent $408,000 during the first quarter of fiscal 2012. We believe that we have substantial production capacity in place to handle our projected business in fiscal 2012.  We also believe that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Our investment portfolio is primarily comprised of corporate bonds, municipal bonds, government agency bonds, discount notes, certificates of deposits and remaining ARS.

As further described in Note 3, auction failures of our remaining ARS have limited our ability to liquidate them to date at par value, and may continue to limit our ability to liquidate them for some period of time. However, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. As of July 2, 2011, we had approximately $158,693,000 of working capital, including approximately $135,433,000 of cash, cash equivalents, and short-term investments, and we have generated positive cash from our operations over the past 19 years.

Financing Activities

Financing cash flows consists primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans and sale of stock through the ESPP, stock repurchased under our previously announced stock repurchase plan, and reclassification of non-cash excess tax benefit from operating into financing activities as required by authoritative guidance for stock compensation. Net cash used in financing activities for the three months ended July 2, 2011 was $2,913,000 due to repurchases of our shares on the open market, partially offset by proceeds from the exercise of stock options and stock purchases under the ESPP of $266,000. Net cash provided by financing activities for the three months ended July 3, 2010 was $800,000 due to the proceeds from the exercise of stock options and stock purchases under the ESPP of $797,000 and excess tax benefit of $3,000 related to stock based compensation.

Off-Balance Sheet Arrangements

We do not have nor have we ever had any off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our financial condition, sales, expenses, results of operations, liquidity, capital expenditures, or capital resources. See Note 9, “Commitments and Contingencies” regarding our indemnification agreements.

Contractual Obligations

We purchase products from a variety of suppliers and use several contract assemblers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate material supplies at low cost, we may enter into agreements with contract assemblers and suppliers which commit us to a minimum purchase over a specified time period at a negotiated low price.  In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being released. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments.

The following table summarizes our significant contractual cash obligations as of July 2, 2011, which consist of operating facility lease obligations and purchase obligations as described above, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years
Operating lease obligations (1)	$3,264	$798	$697	$611	$625	$533
Purchase obligations	5,169	4,904	7	258	-	-
Total contractual cash obligations	$8,433	$5,702	$704	$869	$625	$533
_____________

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense for the three months ended July 2, 2011 amounted to $288,000, compared to $301,000 for the same period of the prior fiscal year.

As of July 2, 2011, our liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables, was $3,320,000. As of July 2, 2011, we have accrued $545,000 of interest and $413,000 of penalties associated with our uncertain tax positions. We did not include these obligations in the table above as we cannot determine the exact amount or timing of such cash payments that would be made associated with these uncertain tax positions.

Recent Accounting Pronouncements

In June 2011, Financial Accounting Standard Board (FASB) issued new authoritative guidance regarding Presentation of Comprehensive Income.  This amendment attempts to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  In order to facilitate convergence with International Financial Reporting Standards (IFRS), FASB has decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Also, this amendment requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This amendment is effective for interim and annual periods after December 15, 2011 and applied retrospectively (the fiscal quarter ending March 31, 2012 for us). We are currently assessing the potential effect to our Consolidated Financial Statements in applying this guidance.

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with International Financial Reporting Standards (”IFRS”). The amended guidance clarified existing fair value measurement guidance, revised certain measurement guidance and expanded the disclosure requirements concerning Level 3 fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011 (the fiscal quarter ending March 31, 2012 for us). The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of the investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio is comprised of corporate bonds, municipal bonds, government agency bonds, discount notes, and certificates of deposits as well as remaining ARS we hold. During the three months ended July 2, 2011, investments and cash and cash equivalents generated interest income of $252,000, compared to $203,000 for the same period of the prior fiscal year.  Based on the par value of our investments (excluding the fair market value of our NQDCP) and cash and cash equivalent balances as of July 2, 2011, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $393,000.

As of July 2, 2011, we had no long-term debt outstanding.

Our ARS are in the form of auction rate bonds whose interest rates were reset every thirty-five days through an auction process. ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we encountered with regard to our ARS beginning February 2008, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We believe the declines in our ARS fair value due to the lack of liquidity are temporary. In the event we need to access the funds associated with failed auctions, they are not expected to be available until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process, or the underlying security has matured. As of July 2, 2011, our ARS had a total par value of $30,350,000 and contractual maturities between 20 and 30 years.

Due to the temporary impairment in value of our ARS, we recorded an unrealized loss of $2,150,000 to their par value as of July 2, 2011, which decreased from $2,550,000 as of April 2, 2011, primarily because of additional redemptions of our ARS at par value during three months ended July 2, 2011.

The ARS we hold are backed by student loans and are primarily guaranteed by the US Department of Education. In addition, all the ARS we hold are rated by the major independent rating agencies as either AAA or Aaa. As a result, we believe the credit risk of default or not redeeming at par is very low.

If the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the US government fails to support its guaranty of its obligations, or the credit quality of these ARS declines, we may be required to further adjust the carrying value of these ARS and record other-than-temporary impairment charges in future periods, which could materially affect our financial condition. However, we expect that we will receive the principal associated with these ARS through one of the means described above. Based on our ARS holdings specifically as of July 2, 2011, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $76,000.

One major credit rating agency has announced a downgrade of  the credit rating of U.S. government securities, and other such credit rating agencies are considering similar  reductions, due in part to a belief that the government's recently enacted fiscal consolidation plan is inadequate to stabilize the government's medium-term debt dynamics combined with the extremely difficult discussions to arrive at that plan. The credit ratings of our ARS could correspondingly decline as have, on a case by case basis, the credit ratings of certain other debt linked with the U.S. government's debt.  This in turn could cause the fair value of our ARS to decline permanently or be other than temporarily impaired, in which case we would be required to take an impairment charge which would flow through our income statement as an expense.  However, we believe the credit rating of our ARS will remain relatively high even after such a downgrade.

Foreign Currency Exchange Risks

We do not hedge any potential risk from any foreign currency exposure. With our operations in Hong Kong, we may be exposed to an adverse change in the exchange rate of the Hong Kong dollar which is traditionally pegged to the U.S. dollar.  We believe that our exposure is relatively small, thus we do not employ hedging techniques designed to mitigate fluctuations in this exchange rate.  However, we could experience unanticipated currency gains or losses if the Hong Kong dollar ceases to be pegged to the U.S. dollar.  As the level of activity at our Hong Kong operation changes over time, actual currency gains or losses could have an adverse effect to our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures:  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of July 2, 2011, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the three months ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect such control.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are subject to possible claims or assessments from third parties arising in the normal course of business.  We have reviewed such possible claims and assessments with outside legal counsel and believe that it is unlikely that they will result in a material adverse effect on our financial position, results of operations or cash flows.

We engaged in certain export-related activities consisting of having one of our integrated circuits shipped to assemblers and its wholly-owned subsidiary in the Far East for assembly and test that may have inadvertently violated the International Traffic and Arms Regulations (“ITAR”) and the Arms Export Control Act.  Upon discovery, we voluntarily notified the U.S. Department of State and have been investigating the facts and circumstances since March 2010. Should the actions of shipping these products to offshore facilities for assembly and testing have violated ITAR, we could face substantial civil fines or other penalties at the discretion of the U.S. Department of State, which to date has not imposed any fine or penalty. While at this time we are unable to estimate the extent of any fines or penalties or other potential losses that we may incur with respect to this matter, we believe that it is not probable, although not remote, that the ultimate outcome would have a material adverse effect on the Company. Since becoming aware of these potential ITAR issues, we have moved the assembly and testing of these products to ITAR-certified onshore facilities.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of our Form 10-K for the fiscal year ended April 2, 2011, filed on June 14, 2011, which risk factors are hereby incorporated by reference, except as described in the last paragraph under the heading “Interest Rate Risk” in Part I, Item 3 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of share purchase activities by the issuer during the three months ended July 2, 2011. There was no purchase activity during that period by an “affiliated purchaser” as defined in Rule 10b-18(a)(3).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
04/03/11 – 04/30/11	-		-	2,227,103
05/01/11 – 05/28/11	89,054	21.10	89,054	2,138,049
05/29/11 – 07/02/11	62,032	20.95	62,032	2,076,017
Total	151,086	$21.04	151,086
_________________________________
(1)
Our current share repurchase program, under which we repurchased these 151,086 shares during the three months ended July 2, 2011, has been in place since 1999. Although we publicly announced the most recent 1,944,145 share program increase, we are not certain but do not believe we publicly announced this program at its inception, although our financial statements have reflected purchases from time to time under this program. These 151,086 shares were purchased in open market transactions.

(2)
We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. The board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a share repurchase program authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced the inception of the1999 repurchase program. On January 30, 2008, and January 21, 2011, the board of directors amended the 1999 repurchase program to add 1,000,000 and 1,944,145 shares, respectively. The 1999 repurchase program has no expiration date, other than, unless extended, when all of the shares in the program have been repurchased. As of July 2, 2011, there were 2,076,017 shares remaining in the 1999 repurchase program.   Neither this program nor any other repurchase program or plan has expired during the three months ended July 2, 2011 nor have we decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

We have had share repurchase programs in place since 1992 under which our board of directors authorized us to repurchase an aggregate of 4,844,145 shares.

Since the inception of these repurchase programs in 1992 through July 2, 2011, we have repurchased a total of 2,768,128 shares of the common stock for an aggregate cost of approximately $45,997,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of July 2, 2011, there were 2,076,017 shares authorized for future repurchase under our current program.

Subsequent to July 2, 2011, we repurchased approximately 83,000 shares for $1,596,000.

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

Dated: August 10, 2011
By: /s/PHILLIP A. KAGEL
Phillip A. Kagel
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)