Form 10-Q
period 2011-10-01
SUPERTEX INC
filed 2011-11-10
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2011

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                Yes  [ X ]                                                                            No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).                               Yes  [ X ]                                       No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Check one.
Large accelerated filer [  ] Accelerated filer [ X ] Non-accelerated filer [  ] Smaller Reporting Company[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on November 4, 2011
Common Stock, no par value	12,055,942
Exhibit index is on Page 36
Total number of pages: 37

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$16,960	$22,359	$35,018	$45,514
Cost of sales	8,432	9,819	17,424	19,780
Gross profit	8,528	12,540	17,594	25,734
Research and development	3,220	3,620	7,034	7,131
Selling, general and administrative	2,706	3,861	5,957	7,172
Total operating expenses	5,926	7,481	12,991	14,303
Income from operations	2,602	5,059	4,603	11,431
Interest income	234	214	486	417
Other (expense) income, net	(819)	509	(703)	217
Income before provision for income taxes	2,017	5,782	4,386	12,065
Provision for income taxes	306	1,960	1,006	4,135
Net income	$1,711	$3,822	$3,380	$7,930

Net income per share
Basic	$0.14	$0.29	$0.27	$0.61
Diluted	$0.14	$0.29	$0.27	$0.61
Shares used in per share computation:
Basic	12,498	12,991	12,627	12,974
Diluted	12,510	13,048	12,644	13,044

 The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	October 1, 2011	April 2, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$5,778	$23,962
Short-term investments	120,127	109,760
Trade accounts receivable, net	9,424	8,100
Inventories	19,052	20,600
Prepaid expenses and other current assets	4,385	2,975
Prepaid income taxes	6,403	6,461
Deferred income taxes	7,291	7,228
Total current assets	172,460	179,086
Long-term investments	28,200	30,200
Property, plant and equipment, net	5,290	5,708
Other assets	583	622
Long-term deferred income taxes	4,840	4,980
Total assets	$211,373	$220,596

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$4,118	$3,283
Accrued salaries and employee benefits	12,550	12,430
Other accrued liabilities	831	772
Deferred revenue	3,090	3,664
Income taxes payable	2	2,264
Total current liabilities	20,591	22,413
Income taxes payable, noncurrent	5,156	4,974
Other accrued liabilities, noncurrent	293	290
Total liabilities	26,040	27,677

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock, no par value -- 10,000 shares authorized, none issued and outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 12,169 shares as of October 1, 2011 and 12,808 shares as of April 2, 2011	67,362	68,499
Accumulated other comprehensive loss	(1,545)	(1,683)
Retained earnings	119,516	126,103
Total shareholders' equity	185,333	192,919
Total liabilities and shareholders' equity	$211,373	$220,596

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	October 1, 2011	October 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,380	$7,930
Non-cash adjustments to net income:
Depreciation and amortization	984	1,161
Provision for doubtful accounts and sales returns	31	344
Provision for excess and obsolete inventories	1,475	537
Deferred income taxes	-	470
Stock-based compensation	1,422	1,577
Tax benefit related to stock-based compensation plans	6	36
Excess tax benefit related to stock-based compensation	-	(4)
Unrealized loss (gain) from short-term investments, categorized as trading	723	(184)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,355)	(1,619)
Inventories	73	(4,484)
Prepaid expenses and other assets	(1,371)	814
Prepaid income taxes	58	188
Trade accounts payable and accrued expenses	289	3,047
Deferred revenue	(574)	505
Income taxes payable	(2,080)	925
Net cash provided by operating activities	3,061	11,243
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(557)	(753)
Purchases of investments	(119,566)	(90,600)
Sales of investments	53,093	16,542
Maturities and redemptions of investments	57,598	69,230
Net cash (used in) investing activities	(9,432)	(5,581)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	1,288	1,032
Stock repurchases	(13,101)	-
Excess tax benefit related to stock-based compensation	-	4
Net cash (used in) provided by financing activities	(11,813)	1,036
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,184)	6,698

CASH AND CASH EQUIVALENTS:
Beginning of period	23,962	10,153
End of period	$5,778	$16,851

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$4,597	$1,067

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. ("Supertex," the "Company," "we," and "us") and its subsidiary have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company's management, of normal recurring nature and necessary to state fairly the balance sheets as of October 1, 2011 and April 2, 2011; the statements of income for the three and six months ended October 1, 2011 and October 2, 2010; and the statements of cash flows for the six months ended October 1, 2011 and October 2, 2010.  The April 2, 2011 balance sheet was derived from the audited financial statements included in the fiscal 2011 Annual Report on Form 10-K, but does not include all disclosures required by GAAP in the United States of America.  All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited consolidated financial statements of Supertex, Inc. for the fiscal year ended April 2, 2011, which were included in the fiscal 2011 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and six months ended October 1, 2011 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2012 will be a 52-week year.  The three months ended October 1, 2011 and October 2, 2010, both consist of thirteen weeks.

Recent Accounting Pronouncements

In June 2011, Financial Accounting Standard Board ("FASB") issued new authoritative guidance regarding Presentation of Comprehensive Income.  This amendment attempts to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  In order to facilitate convergence with International Financial Reporting Standards ("IFRS"), FASB has decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  Also, this amendment requires that all non-owner changes in stockholders' equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This amendment is effective for interim and annual periods beginning after December 15, 2011 (the fiscal quarter ending March 31, 2012 for the Company) and is applied retrospectively.  On October 21, 2011, the FASB proposed a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt all other requirements contained in the guidance. The Company is currently assessing the potential effect to its Consolidated Financial Statements in applying this guidance.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with IFRS. The amended guidance clarified existing fair value measurement guidance, revised certain measurement guidance and expanded the disclosure requirements concerning Level 3 fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011 (the fiscal quarter ending March 31, 2012 for the Company). The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

Note 2 - Fair Value

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

Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets.

Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use.

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. If a financial instrument uses an input that is significant to the fair value calculation, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.  The Company's financial assets and liabilities measured at fair value on a recurring basis include cash equivalents and investment securities, both short-term and long-term.

The Company's long-term investments consist entirely of AAA rated auction rate securities ("ARS"), which are collateralized by student loans. Due to the lack of availability of observable market quotes for the Company's investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods, and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including but not limited to a liquidity discount of 125 and 150 basis points per year for the current ARS market, and the timing of recovery of the ARS market from three to five years. The estimated fair value of those of the Company's ARS classified as level 3 assets ranges from $27,800,000 to $28,900,000. The Company believes this estimated range of fair values of its ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behavior, and public policy implications associated with the student loan based ARS market. The Company concluded that the fair value of those of its ARS which are classified as level 3 assets was $28,200,000 as of October 1, 2011 net of a temporary impairment of $2,150,000 to par value.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The Company also considered the quality, amount of collateral, and US government guarantee for the ARS and looked to other marketplace transactions and information received from other third party brokers in order to assess whether the fair value based on the discounted cash flow model is reasonable. The valuation of the Company's investment portfolio is subject to uncertainties that are difficult to predict. Factors that may affect the Company's valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength, and quality of market credit and liquidity. Significant inputs to the investment valuations are unobservable in the active markets and therefore the Company's ARS are classified as Level 3 in the hierarchy.

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of October 1, 2011 and April 2, 2011, excluding accrued interest (in thousands):

	October 1, 2011
	Fair value measurements
Assets	Level 1		Level 2	Level 3	Total
Money market funds	$3,093	(2)	$-	$-	$3,093
Municipal bonds	-		33,984	-	33,984
Discount notes	-		1,250	-	1,250
Corporate bonds	-		41,663	-	41,663
Government agency bonds	-		21,763	-	21,763
Certificate of deposits	-		12,902	-	12,902
Commercial paper	-		1,000	-	1,000
Equity mutual funds related to NQDCP (1)	7,565		-	-	7,565
Long-term investments in ARS	-		-	28,200	28,200
Total assets at fair value	$10,658		$112,562	$28,200	$151,420
Liabilities
Obligation related to NQDCP	$7,565		$-	$-	$7,565

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

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
_______________________________________________________
(1) Non-qualified Deferred Compensation Plan.
(2) The money market funds of $3,093,000 and $10,681,000 were classified as cash equivalents as of October 1, 2011 and April 2, 2011, respectively.
(3) Included in municipal bonds was $151,000, which was classified as cash equivalents as of April 2, 2011.
(4) Included in corporate bonds was $253,000, which was classified as cash equivalents as of April 2, 2011.
(5) Included in government agency bonds was $4,500,000, which was classified as cash equivalents as of April 2, 2011.

The following table summarizes the change in fair value of the Company's level 3 assets during the six months ended October 1, 2011 (in thousands):

Fair value measurements of assets using level 3 inputs	Long-term investments in ARS
Balance as of April 2, 2011	$30,200
Redemption of investments in ARS	(2,400)
Reduction in unrealized loss recorded in "Accumulated other comprehensive loss"	400
Balance as of October 1, 2011	$28,200

During the six months ended October 1, 2011, the Company received $2,400,000 relating to ARS with a carrying value at the time of $2,226,000 redeemed at par value. See Note 3 for further discussion of the Company's ARS.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 3 - Cash and Cash Equivalents and Investments

The Company's cash equivalents consist primarily of investments in money market funds as follows (in thousands):

	October 1, 2011	April 2, 2011
Cash	$2,685	$8,377
Cash equivalents:
Money market funds	3,093	10,681
Government agency Bonds	-	4,500
Corporate bonds	-	253
Municipal bonds	-	151
Total cash and cash equivalents	$5,778	$23,962

The Company's portfolio of short-term and long-term investments is as follows (in thousands):

	October 1, 2011
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities:
Equity mutual funds related to NQDCP	$7,565	$-	$-	$7,565
Available-for-sale securities:
Municipal bonds	33,966	18	-	33,984
Discount notes	1,249	1	-	1,250
Commercial paper	1,000	-	-	1,000
Corporate bonds	41,938	-	(275)	41,663
Government agency bonds	21,733	31	(1)	21,763
Certificates of deposits	12,907	-	(5)	12,902
Total short-term investments	$120,358	$50	$(281)	$120,127

Long-term investments:
Available-for sale securities	$30,350	$-	$(2,150)	$28,200

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

	April 2, 2011
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities:
Equity mutual funds related to NQDCP	$8,157	$-	$-	$8,157
Available-for-sale securities:
Municipal bonds	62,617	2	(2)	62,617
Discount notes	3,998	-	-	3,998
Corporate bonds	27,968	-	(44)	27,924
Government agency bonds	6,317	-	(1)	6,316
Certificates of deposits	749	-	(1)	748
Total short-term investments	$109,806	$2	$(48)	$109,760

Long-term investments:
Available-for sale securities	$32,750	$-	$(2,550)	$30,200

The Company's short-term and long-term investments by contractual maturity are as follows (in thousands):

	October 1, 2011	April 2, 2011
Short-term investments:
Trading securities:
Due in one year or less	$7,565	$8,157
Available-for-sale securities:
Due in one year or less	65,903	62,919
Due in one to two years	46,659	38,684
Total short-term investments	$120,127	$109,760
Long-term investment:
Available-for-sale securities at amortized cost:
Due after ten years	$28,200	$30,200

Short-term investments classified as trading securities consisted entirely of investments in mutual funds held by the Company's Non-Qualified Deferred Compensation Plan ("NQDCP"). Unrealized gains (losses) on trading securities are recorded in the Condensed Consolidated Statement of Income. Unrealized losses on trading securities were $822,000 and $723,000 for the three and six months ended October 1, 2011, respectively, compared to a gain of $507,000 and $184,000 for the same periods of the prior fiscal year.

The Company's available-for-sale portfolio as of October 1, 2011 was comprised of municipal bonds, corporate bonds, government agency bonds, discount notes, certificates of deposits, commercial paper and remaining ARS. Unrealized gains (losses) on available-for-sale securities are recorded in other comprehensive income as declines in fair values are considered to be temporary.

During the three and six months ended October 1, 2011, the Company disposed of short-term available-for-sale securities totaling $40,944,000 and $108,291,000 at par, compared to $32,253,000 and $65,972,000, respectively, for the same periods of the prior fiscal year.  The realized gains and losses of these transactions were immaterial.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The Company's ARS have contractual maturities between 20 and 30 years. They are in the form of auction rate bonds whose interest rates had historically been reset every thirty-five days through an auction process. At the end of each reset period, investors could sell or continue to hold the securities at par. These ARS held by the Company are backed by pools of student loans and are primarily guaranteed by the U.S. Department of Education. In addition, all the ARS held by the Company are rated by the major independent rating agencies as either AAA or Aaa.

ARS with a par value of $30,350,000 were classified as non-current assets and were presented as long-term investments on the Company's balance sheet as of October 1, 2011.

The Company has concluded that the decline in fair value of the ARS investments, as of October 1, 2011, is considered to be temporary in part due to the following:
  these investments are of high credit quality and a significant portion of them is collateralized and is guaranteed by the US Department of Education;
  there have been no defaults on the ARS held by the Company as of October 1, 2011;
  their AAA or Aaa credit ratings have not been reduced as of October 1, 2011;
  the Company has no intention to sell the securities below par value and it is more likely than not that the Company will not be required to sell the securities until their value returns to par; and
  the Company received ARS redemptions at par value of $36,450,000, $19,250,000 and $12,150,000, respectively, in fiscal years 2011, 2010 and 2009. Additionally, during the six months ended October 1, 2011, the Company received redemptions at par value totaling $2,400,000.
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

Note 4 - Inventories

The Company's inventories consist of high technology semiconductor devices and integrated circuits that are specialized in nature, subject to rapid technological obsolescence, and sold in a highly competitive industry.  Inventory balances at the end of each period are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Inventories consist of (in thousands):

	October 1, 2011	April 2, 2011
Raw materials	$1,522	$1,786
Work-in-process	12,227	12,880
Finished goods	3,978	4,347
Finished goods at distributors and on consignment	1,325	1,587
Total Inventories	$19,052	$20,600

The Company wrote down excess and obsolete inventory totaling $517,000 and $1,475,000 for the three and six months ended October 1, 2011 compared to $285,000 and $537,000 for the same periods of the prior fiscal year. The Company sold previously written-down inventory of $249,000 and $544,000 for the three and six months ended October 1, 2011, respectively.  For the same periods of the prior fiscal year, such sales were $248,000 and $577,000, respectively.

Note 5 - Comprehensive Income

The components of the Company's comprehensive income for the three and six months ended October 1, 2011 and October 2, 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$1,711	$3,822	$3,380	$7,930
Unrealized (loss) gain on available-for-sale investments, net of taxes	(200)	690	138	1,253
Comprehensive income	$1,511	$4,512	$3,518	$9,183

As of October 1, 2011, the total unrealized loss on available-for-sale investments amounted to $2,381,000, which was recorded in accumulated other comprehensive loss, net of tax of $836,000. As of October 2, 2010, the total unrealized loss on available-for-sale investments amounted to $2,152,000, which was recorded in accumulated other comprehensive loss, net of tax of $839,000.

Note 6 - Stock-Based Compensation

The employee stock-based compensation expense for the three and six months ended October 1, 2011 was $829,000 and $1,422,000, respectively, compared to $818,000 and $1,577,000 for the same periods of the prior fiscal year.

During the three and six months ended October 1, 2011, the Company granted options with an estimated total grant date fair value of $1,645,000 and $2,576,000, respectively. For the same periods last fiscal year, the Company granted options with an estimated grant date fair value of $1,525,000 and $2,438,000, respectively. As of October 1, 2011, the unrecorded stock-based compensation related to stock options was $6,793,000 (net of estimated forfeitures) and will be recognized over an estimated weighted average amortization period of approximately 2 years.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The Company's shareholders approved the adoption of the 2001 Stock Option Plan (the "2001 Plan") and the reservation of 2,000,000 shares of common stock for issuance under 2001 Plan at the August 17, 2001 annual meeting of shareholders. Options granted under the 2001 Plan were granted at the fair market value of the Company's common stock on the date of grant and generally expired seven years from the date of grant or thirty days after termination of service, whichever occurs first.  The options generally were exercisable beginning one year from date of grant and generally vest ratably over a five-year period. On August 24, 2006, the Company's board of directors approved a change in grant policy of the 2001 Plan to only grant non-statutory stock options to better align the Company's compensation plan to employee incentives and to Company objectives. On August 17, 2007, the Company's board of directors approved that all future stock option grants would have a ten-year term, which is within the guidelines of the Company's 2001 Plan, subject to earlier expiration thirty days after termination of service. As of August 14, 2009, no further options may be granted under the 2001 Plan.

The Company's shareholders approved the adoption of the 2009 Equity Incentive Plan (the "2009 Plan") at the August 14, 2009 annual meeting for shareholders. Under the 2009 Plan, the total number of shares of Company common stock reserved for issuance consists of 1,000,000 shares plus (1) the 159,509 shares which remained authorized for issuance under the 2001 Plan but which were not subject to outstanding stock awards as of August 14, 2009, and (2) those of the 1,440,400 shares, subject to stock awards outstanding under the 2001 Plan as of August 14, 2009, that terminate prior to exercise and would otherwise be returned to the share reserves under the 2001 Plan, with the total shares in addition to the 1,000,000 shares thus being up to a maximum of 1,599,909 shares. The 2009 Plan allows the Company to continue its prior option practices under the 2001 Plan to grant non-statutory options to key employees with an exercise price equal to the fair market value of the Company's stock on the date of grant. The Company's options typically have a term of ten years and vest in 20% installments on each of the first five anniversaries of the date of grant. The 2009 Plan also provides the Company with the flexibility in designing equity incentives, including restricted stock awards, stock appreciation rights, restricted stock unit awards, performance stock awards, and performance cash awards.

The following table summarizes the activities under the 2001 and 2009 Plans for the six months ended October 1, 2011:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, April 2, 2011	977,849	1,454,622	$27.57
Granted	(318,680)	318,680	20.36
Exercised	-	(70,300)	17.05
Canceled	40,540	(40,540)	27.51
Balance, October 1, 2011	699,709	1,662,462	$26.63

The weighted average fair value of options, as determined under the authoritative guidance for stock compensation, granted under the 2009 Plan during the three and six months ended October 1, 2011 were both $8.08 per share, compared to $9.38 and $10.11 per share, respectively, during the same periods of the prior fiscal year.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the three and six months ended October 1, 2011 was $127,000 and $168,000 respectively.  During the three and six months ended October 1, 2011, the amounts of cash received from employees as a result of employee stock option exercises were $1,022,000 and $1,199,000.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

The options outstanding and exercisable at October 1, 2011, under the 2001 and 2009 Plans are in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$17.39	-	$19.99	230,400	8.84	$ 19.31	32,700	$ 18.12
20.00	-	24.99	631,422	8.01	21.44	180,322	21.10
25.00	-	29.99	317,680	7.07	27.02	166,496	27.12
30.00	-	34.99	236,060	3.20	33.77	200,160	33.74
35.00	-	39.99	94,000	5.64	35.83	79,440	35.83
40.00	-	44.99	134,900	2.08	40.90	119,280	40.88
45.00	-	46.92	18,000	2.17	46.92	14,400	46.92
$17.39	-	$46.92	1,662,462	6.58	$ 26.63	792,798	$ 30.35

The total intrinsic value of options outstanding and options exercisable as of October 1, 2011 were both $14,000.

2000 Employee Stock Purchase Plan ("ESPP"). Under the ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company's common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. For the six months ended October 1, 2011 and October 2, 2010, the amounts of cash received from employees as a result of ESPP purchases were $89,000 and $93,000, respectively.

Note 7 - Income Taxes

The provision for income taxes for the three months ended October 1, 2011 was $306,000 on income before tax of $2,017,000 at the effective tax rate of 15% compared to $1,960,000 on income before tax of $5,782,000 at the effective tax rate of 34% in the second quarter of the prior fiscal year. The year-over-year quarterly decrease in estimated tax rate was primarily due to increased R&D tax credits, reductions in state taxes, and changes in relative expected income to be generated in fiscal 2012 between Supertex's US and Hong Kong entities which have different tax rates.

The provision for income taxes for the six months ended October 1, 2011 was $1,006,000 on income before tax of $4,386,000 at the effective tax rate of 23% compared to $4,135,000 on income before tax of $12,065,000 at the effective tax rate of 34% for the same period in the prior fiscal year. The year-over-year decrease in estimated tax rate for the six-month period was primarily due to changes in relative expected income to be generated in fiscal 2012 between Supertex's US and Hong Kong entities which have different tax rates,  increased R&D tax credits, and reductions in state taxes.

The income tax provision for interim periods reflects the Company's computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effects of foreign rate differentials, non-deductible stock-based compensation expense, tax exempt interest income, R&D tax credits, tax contingencies, and the domestic production activities deduction.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

During the six months ended October 1, 2011, the liability for uncertain income tax positions excluding accrued interest and penalties increased from $4,052,000 to $4,225,000. Of the total $4,225,000 of unrecognized tax benefits, $3,367,000 represents the amount that, if recognized, would favorably affect the Company's effective income tax rate in a future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. On October 1, 2011, the Company had approximately $576,000 accrued for estimated interest and $413,000 for estimated penalties related to uncertain tax positions. For the six months ended October 1, 2011, the Company recorded estimated interest of $65,000 and estimated penalties of $4,000.

The balance of unrecognized income tax benefits, including accrued interest and accrued penalties on October 1, 2011, was approximately $999,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company and its subsidiary are subject to taxation in various jurisdictions, including federal, state and foreign.  The Company's major tax jurisdictions are the United States federal, State of California and Hong Kong. The Company's federal, state, and Hong Kong income tax returns are generally no longer subject to examination by taxing authorities for fiscal years before 2002.

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

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
BASIC:
Net income	$1,711	$3,822	$3,380	$7,930
Weighted average shares outstanding for the period	12,498	12,991	12,627	12,974
Net income per share	$0.14	$0.29	$0.27	$0.61

DILUTED:
Net income	$1,711	$3,822	$3,380	$7,930
Weighted average shares outstanding for the period	12,498	12,991	12,627	12,974
Effect of dilutive securities: stock options and ESPP	12	57	17	70
Total	12,510	13,048	12,644	13,044
Net income per share	$0.14	$0.29	$0.27	$0.61

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Options to purchase 1,510,270 shares of the Company's common stock at an average price of $27.42 per share, and 1,445,847 shares at an average price of $27.75 per share for the three and six months ended October 1, 2011, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Options to purchase 1,276,477 shares of the Company's common stock at an average price of $28.92 per share, and 1,228,694 shares at an average price of $29.16 per share for the three and six months ended October 2, 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 9 - Commitments and Contingencies

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

Legal Proceedings

From time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business.  Management has reviewed such possible claims and assessments with the Company's outside legal counsel and believes that it is unlikely that they will result in any material adverse effect on the Company's financial condition, results of operations, or cash flows.  The Company is not currently involved in any legal proceeding that it believes will materially and adversely affect its business, financial condition, results of operations or cash flows.

The Company engaged in certain export-related activities consisting of having one of the Company's integrated circuits shipped to assemblers and its wholly-owned subsidiary in Hong Kong for assembly and testing. Upon realizing that these activities may have inadvertently violated the International Traffic in Arms Regulations ("ITAR") and the Arms Export Control Act, the Company investigated the facts and circumstances and voluntarily disclosed them to the U.S. Department of State. The U.S. Department of State recently notified the Company that although it had determined that these activities violated the ITAR, it was closing the case without fine and without taking further action, while reserving the right to re-open the case if the circumstances warrant. The U.S. Department of State cautioned the Company to take actions to strengthen its compliance processes and procedures, which the Company believes it has done. Among other measures, since becoming aware of these ITAR issues, the Company has moved the assembly and testing of these products to ITAR-compliant onshore facilities.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Product Return and Warranty Reserves

The Company's standard policy is to accept the return of defective parts for credit from non-distributor customers for a period of 90 days from date of shipment. This period may be extended in certain cases. The Company records estimated product returns as a reduction to revenue in the same period as the related revenues are recorded. These estimates are based on historical experience, analysis of outstanding returned material authorizations and allowance authorization data.

The reductions to revenue for estimated product returns for the three and six months ended October 1, 2011 and October 2, 2010 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other	Balance at End of Period
Three months ended October 1, 2011	$215	$(8)	$(18)	$189
Three months ended October 2, 2010	$327	$208	$(213)	$322
Six months ended October 1, 2011	$234	$16	$(61)	$189
Six months ended October 2, 2010	$217	$344	$(239)	$322
___________________
(1) Represent amounts charged to the allowance for sales returns.

While the Company's sales returns are historically within the allowance established, it cannot guarantee that it will continue to experience the same return rates that it has had in the past.  Any significant increase in product failure rates and the resulting sales returns could have a material adverse effect on the operating results for the period or periods in which such returns materialize.

For sales through distributors, the Company's policy is to replace under warranty defective products at its own expense for a period of 90 days from date of shipment. This period may be extended in certain cases. This liability is limited to replacement of the product along with freight and delivery costs. In certain cases, the Company may pay for rework.

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses and is recorded as cost of sales. The warranty reserve was $51,000 as of October 1, 2011. Such amount was $48,000 as of April 2, 2011.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Operating Lease Obligations

The Company's future minimum lease payments under non-cancelable operating leases as of October 1, 2011 are as follows (in thousands):

Payment Due by Year	Operating Lease
Less than 1 year	$863
2 years	723
3 years	668
4 years	629
5 years	373
$3,256

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense for the three and six months ended October 1, 2011 amounted to $258,000 and $546,000, respectively, compared to $222,000 and $523,000 for the same periods of last fiscal year.

Note 10 - Common Stock Repurchase

Share repurchase activities for the three and six months ended October 1, 2011 and October 2, 2010 are as follows:

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Number of shares repurchased	563,000	-	714,000	-
Cost of shares repurchased	$10,641,000	$-	$13,820,000	$-
Average price per share	$18.91	$-	$19.36	$-

In January 2011, the Board of Directors designated $60,000,000 of its cash, cash equivalents and investments for a major stock repurchase during the period from January 2011 through March 2013 and accordingly increased the Company's share repurchase program from approximately 556,000 shares to 2,500,000 shares. The amended repurchase program has no expiration date except when an aggregate of 2,500,000 shares have been repurchased, either in the open market or through private transactions. Under this program, cumulatively the Company has repurchased approximately 987,000 shares for $20,087,000 as of October 1, 2011.

Since the inception of the Company's initial share repurchase program in 1992 through October 1, 2011, the Company has repurchased a total of approximately 3,331,000 shares of the common stock for an aggregate cost of $56,638,000 under its share repurchase programs. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of October 1, 2011, there were approximately 1,513,000 shares authorized for future repurchase under the Company's current repurchase program.

Subsequent to October 1, 2011, and on or before November 7, 2011, the Company repurchased approximately 117,000 shares for $2,060,000.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(unaudited)

Note 11 - Segment Information

The Company operates in one reportable segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal integrated circuits.  The Company's chief operating decision maker, who is currently the Company's chief executive officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

The Company's principal markets are in Asia, the United States, and Europe.  Below is a summary of sales by major geographic area for the three and six months ended October 1, 2011 and October 2, 2010 (in thousands):

	Three Months Ended		Six Months Ended
Net Sales	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
United States	$5,390	$5,939	$11,571	$12,536
China	4,147	5,994	9,082	12,628
Asia (excluding China and Singapore)	3,033	4,900	5,565	9,719
Singapore	2,609	2,385	5,201	4,454
Europe	1,704	2,957	3,412	5,786
Other	77	184	187	391
Net Sales	$16,960	$22,359	$35,018	$45,514

Net property, plant and equipment by country as of October 1, 2011 and April 2, 2011 are as follows (in thousands):

	October 1, 2011	April 2, 2011
United States	$4,264	$4,525
Hong Kong	1,026	1,183
Property, plant and equipment, net	$5,290	$5,708

Note 12 - Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representatives and distributors. Revenue from sales to distributors and the related cost of sales are recognized upon resale to end-user customers.

A major medical equipment company accounted for approximately 13% and 11% of net sales for the three and six months ended October 1, 2011, respectively. For the three and six months ended October 2, 2010, the same medical equipment company accounted for approximately 15% and 13%, respectively, of net sales.  Nearly all of the sales to this medical equipment company were through distributors and contract manufacturers. There were no other customers that the Company believes accounted for more than 10% of the Company's net sales for the three and six months ended October 1, 2011 and October 2, 2010.

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

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates," and variations of these words and similar expressions are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that through the introduction of our new integrated solutions along with our discrete building block product offerings, we will continue to be a major player in the medical ultrasound market; (2) our belief that there are significant growth opportunities for the medical ultrasound market in China and Korea; (3) our expectation that the sales of LED backlighting driver ICs for a high end monitor application may increase in the third and fourth fiscal quarters as our customer's orders for the second quarter were pushed back; (4) our belief that sales of LED driver ICs for general lighting will continue to grow; (5) our belief that R&D expenses as a percentage of net sales may fluctuate from quarter to quarter; (6) our expectation that we will spend approximately $5,000,000 for capital acquisitions in fiscal 2012; (7) our belief that we have substantial production capacity in place to handle our forecasted business in fiscal 2012; (8) our belief that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months; (9) our belief that the credit quality of the auction-rate securities ("ARS") we hold is high and our expectation that we will receive the full principal associated with these ARS; (10) our belief that the auction failures  of our ARS will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements; (11) our belief that the estimated range of fair values of our ARS is appropriate; (12) our lack of intention to sell our ARS securities below par value and our view that it is more likely than not that we will not be required to sell our ARS securities until their value returns to par; (13) our belief that the declines in our ARS fair values due to the lack of liquidity are temporary and the credit risk of default or not redeeming at par is very low; (14) our belief that the credit rating of  our ARS would remain relatively high following any decline in the credit rating of U.S. government obligations; (15) our belief that our exposure to foreign currency risk is relatively small; and (16) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows.

These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties include material adverse changes in the demand for our customer's products in which the Company's products are used; that competition to supply semiconductor devices in the markets in which the Company competes increases and causes price erosion; that demand does not materialize and increase for recently released customer products incorporating the Company's products; that we have delays in developing and releasing into production our planned new products; that there could be unexpected manufacturing issues as production ramps up; that the demand for the Company's products or results of its product development changes such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; that some of the Company's equipment will be unexpectedly damaged or become obsolete, thereby requiring replacement; and that Federal deficit issues will not result in substantial reductions to the credit rating of U.S. government obligations which in turn would materially affect our auction rate securities; as well as those described in "Factors Which May Affect Operating Results" under Item 1A of Part I , "Risk Factors" in the Company's  annual report of Form 10-K for the fiscal year ended April 2, 2011.  The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.  Accordingly, the readers are cautioned not to place undue reliance on such statements, The Company undertakes no obligation to update any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

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

Overview

We design, develop, manufacture, and market integrated circuits ("ICs") and application specific discrete DMOS transistors, utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  We are an industry leader in certain high voltage ICs (HVCMOS and HVBiCMOS) which take advantage of the best features of CMOS, bipolar and DMOS technologies and integrate them into the same IC.  These ICs are used in the medical ultrasound imaging, LCD TVs with LED backlighting, LED general lighting, telecommunications, printer, flat panel display, industrial and consumer product industries. We also offer custom processing services using customer-owned designs and mask tooling with our process technologies. Our current growth strategy relies on our ability to continuously and successfully introduce and market new innovative products that meet our customers' requirements.

Results of Operations

Net Sales

We operate in one reportable segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal ICs and specialty double-diffused metal oxide semiconductor ("DMOS") transistors. We have a broad customer base, which in some cases manufactures electronic end products and equipment spanning multiple markets. As such, the assignment of revenue to the markets described in the overview above requires the use of estimates, judgment, and extrapolation. Actual results may differ slightly from those reported here. During the first fiscal quarter of 2012 we reviewed our assignment of products to markets and made minor adjustments to the market assignment for certain DMOS products. Additionally, we renamed the "Imaging" market "EL/Printers."

Net sales for the three and six months ended October 1, 2011 were $16,960,000 and $35,018,000, a 24% and a 23% decrease, compared to $22,359,000 and $45,514,000, respectively, for the same periods of the prior fiscal year. These year-over-year decreases were primarily due to decreases in sales of our LED driver ICs for backlighting LCD TVs, our analog switches and high voltage pulser ICs and chipsets for medical ultrasound products, optical MEMS drivers, electroluminescent ("EL") inverters for a cell phone application, and custom processing services.  Net sales decreased 6% from $18,058,000 when compared to the prior quarter primarily due to a reduction in sales of our custom processing services, along with reduced sales of our automatic test equipment (ATE) ICs and LED driver ICs for backlighting LCD TVs.

The table below shows our estimate of the breakdown of net sales by end market for the three and six months ended October 1, 2011 and October 2, 2010, and three months ended July 2, 2011, as well as year-over-year and sequential percentage changes (in thousands except percentages):

	Three Months Ended					Six Months Ended
Net Sales	October 1, 2011	July 2, 2011	October 2, 2010	Sequential Change	Year-Over-Year Change	October 1, 2011	October 2, 2010	Year-Over-Year Change
Medical Electronics	$6,901	$7,053	$9,112	-2%	-24%	$13,954	$17,649	-21%
EL/Printers (1)	4,151	4,665	4,410	-11%	-6%	8,816	9,012	-2%
Industrial/Other	3,084	3,528	3,373	-13%	-9%	6,612	6,845	-3%
LED Lighting	1,681	1,792	3,384	-6%	-50%	3,473	7,817	-56%
Telecom	1,143	1,020	2,080	12%	-45%	2,163	4,191	-48%
Net Sales	$16,960	$18,058	$22,359	-6%	-24%	$35,018	$45,514	-23%

	Three Months Ended			Six Months Ended
Net Sales	October 1, 2011	July 2, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Medical Electronics	41%	39%	41%	40%	39%
EL/Printers (1)	24%	26%	20%	25%	20%
Industrial/Other	18%	19%	15%	19%	15%
LED Lighting	10%	10%	15%	10%	17%
Telecom	7%	6%	9%	6%	9%
Net Sales	100%	100%	100%	100%	100%
_____________________________
(1) This market was labeled "Imaging" in previous filings.

Our medical electronics product family, primarily for ultrasound imaging, accounted for the largest sales of all of our five target markets for the three months ended October 1, 2011, July 2, 2011 and October 2, 2010. Sales to that market for the three and six months ended October 1, 2011 decreased 24% and 21%, respectively, compared to same periods of the prior fiscal year due to decreased sales of our analog switches and high voltage pulser ICs and chipsets.  Sequentially, net sales decreased 2%, resulting from lower customer demand for our custom processing services.

In recent years, the overall medical ultrasound imaging equipment market has been shifting from big console systems to transportable units and to hand-carried devices, which has driven the ultrasound imaging equipment market growth along with product upgrades for console cart-wheel machines and large stationary systems.  Because of space and power constraints, there are more requirements for circuit integration, and with our high voltage IC technology we have been among the most qualified to support these requirements. Geographically, the medical imaging equipment market is expanding very rapidly in China, India and many African countries.  Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and manufacturers of medical ultrasound imaging machines, to whom we have sold our products successfully.  While sales to these OEMs continue to grow as they develop new machines, we see significant growth opportunities with OEMs in China and Korea, especially in the low cost portable machines. We are expanding our product development activities and product offerings to capitalize on these exciting market growth opportunities.  Through the introduction of our new integrated solutions along with our discrete transistor and array building block product offerings, we believe we will continue to be a major player in this business.

Sales of our product offerings for the EL/Printers market, which consist of EL inverter ICs, printer head ICs, flat panel display ICs and custom processing services, for the three and six months ended October 1, 2011 were slightly lower compared to the same periods in the last fiscal year, decreasing 6% and 2%, respectively.  Reduced sales of our EL inverter ICs to a hand-set OEM for a family of mobile phone products were partially offset by increased sales of printer head drivers. Sequentially, sales decreased 11% primarily due to lower customer demand for our custom processing services.

Sales in the industrial and other markets for the three and six months ended October 1, 2011 decreased 9% and 3%, respectively, when compared to the same periods in the prior fiscal year due to reduced sales of custom processing services. Compared to the prior quarter, total sales in the industrial and other markets decreased 13% primarily due to reduced sales of products for an ATE application.

The year-over-year quarterly and year-to-date sales declines of LED driver ICs of 50% and 56%, respectively, resulted primarily from our major customer supplying a substantial portion of its requirements internally due to lower cost and from a soft TV market. Sequentially, total LED driver IC sales were reduced by 6%, as higher sales of LED driver ICs for general lighting were more than offset by lower sales of LED driver ICs for backlighting TVs and monitors. The expected sales increase of LED backlighting driver ICs in our second fiscal quarter for a high end monitor application was delayed, as the bulk of the orders have been pushed out to our third and fourth fiscal quarters.  We also believe that sales of LED driver ICs for general lighting will continue to grow.

Sales to the telecom market for the three and six months ended October 1, 2011 decreased 45% and 48%, respectively, compared to the same periods of the prior fiscal year. These decreases were primarily due to lower shipments of high voltage driver ICs for optical MEMS applications. Sequentially, sales to the telecom market increased 12% due to higher shipments of these high voltage driver ICs.

Our principal markets are in Asia, the U.S., and Europe.  Sales by geographic regions as well as year-over-year and sequential percentage changes were as follows, where international sales include sales to U.S. based customers if the products are delivered to their contract manufacturers outside the U.S. (in thousands except percentages):

	Three Months Ended					Six Months Ended
Net Sales	October 1, 2011	July 2, 2011	October 2, 2010	Sequential Change	Year-Over-Year Change	October 1, 2011	October 2, 2010	Year-Over-Year Change
United States	$5,390	$6,181	$5,939	-13%	-9%	$11,571	$12,536	-8%
China	4,147	4,935	5,994	-16%	-31%	9,082	12,628	-28%
Asia (excluding China and Singapore)	3,033	2,532	4,900	20%	-38%	5,565	9,719	-43%
Singapore	2,609	2,592	2,385	1%	9%	5,201	4,454	17%
Europe	1,704	1,708	2,957	0%	-42%	3,412	5,786	-41%
Other	77	110	184	-30%	-58%	187	391	-52%
Net Sales	$16,960	$18,058	$22,359	-6%	-24%	$35,018	$45,514	-23%

International Sales	$11,570	$11,877	$16,420	-3%	-30%	$23,447	$32,978	-29%
Domestic Sales	5,390	6,181	5,939	-13%	-9%	11,571	12,536	-8%
Net Sales	$16,960	$18,058	$22,359	-6%	-24%	$35,018	$45,514	-23%

Total net sales to international customers for the three and six months ended October 1, 2011 compared to the same periods last year decreased 30% and 29%, respectively. The year-over-year decreases were primarily due to decreases in sales of our LED drivers for backlighting LCD TVs, our analog switches and high voltage pulser ICs and chipsets for medical ultrasound products, and our electroluminescent ("EL") inverters for a cell phone application. Compared to the prior quarter, total net sales to international customers decreased 3% primarily due to lower sales of ATE ICs.

Total net sales to domestic customers for the three and six months ended October 1, 2011 decreased 9% and 8%, respectively, compared to the same periods of the prior fiscal year and decreased 13% sequentially, primarily due to reduced demand for our custom processing services.

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

	Three Months Ended			Six Months Ended
(Dollars in thousands)	October 1, 2011	July 2, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Gross Margin Percentage	50%	50%	56%	50%	57%
Included in Gross Margin Percentage Above:
Gross Margin Benefit from Cost of Previously Written Down Inventory Sold	$249	$295	$248	$544	$577
Percentage of Net Sales	1%	2%	1%	2%	1%

Gross profit for the three and six months ended October 1, 2011 was $8,528,000 and $17,594,000 compared to $12,540,000 and $25,734,000, respectively, for the same periods of the prior fiscal year. As a percentage of net sales, gross margin was 50% for the three and six months ended October 1, 2011 compared to 56% and 57%, respectively, for the same periods of the prior fiscal year. The year-over-year decreases in gross profit and gross margin were primarily attributable to decreased sales resulting in lower fab utilization including idle capacity charges of $249,000 and $1,109,000 for the second quarter and first half of fiscal 2012, respectively, unfavorable product mix, reduced average selling prices primarily in certain medical ultrasound products, and an increase in charges for excess and obsolete inventory.

Gross margin for the three months ended October 1, 2011 increased slightly compared to the prior quarter due to cost cutting actions, a decrease in charges for excess and obsolete inventory, and higher cost absorption through increased wafer fab production.

We wrote down excess and obsolete inventory totaling $517,000 and $1,475,000, respectively, for the three and six months ended October 1, 2011 compared to $285,000 and $537,000 for the same periods of the prior fiscal year.

Research and Development ("R&D") Expenses

R&D expenses include payroll and benefits, development costs, and depreciation. We also expense prototype wafers and mask sets related to new product development as R&D expenses.

	Three Months Ended					Six Months Ended
(Dollars in thousands)	October 1, 2011	July 2, 2011	October 2, 2010	Sequential Change	Year-Over-Year Change	October 1, 2011	October 2, 2010	Year-Over-Year Change
R&D Expenses	$3,220	$3,814	$3,620	-16%	-11%	$7,034	$7,131	-1%
Percentage of Net Sales	19%	21%	16%			20%	16%

The quarterly year-over-year decrease of $400,000 was due to reduced expense of $502,000 related to the Company's Non-Qualified Deferred Compensation Plan ("NQDCP") as the Plan assets decreased in fair market value by $345,000 compared to an increase in fair market value of $157,000 last year.  The year-to-date reduction of $97,000 also resulted from a decrease in fair market value of investments held by our NQDCP versus an increase last year accounting for a difference of $353,000, and reduced labor expense of $262,000, which were partially offset by an increase in cost of research and engineering wafer processing of $505,000. The sequential decrease of $594,000 was primarily due to a decrease in fair market value of investments held by our NQDCP of $359,000 and a decrease in cost of development wafer processing of $325,000, partially offset by higher employee compensation expenses of $105,000.

Some aspects of our R&D efforts require significant short-term expenditures.  As such, timing of such expenditures may cause fluctuations in our R&D expenses, which, as a percentage of net sales, may fluctuate from quarter to quarter.

Selling, General and Administrative ("SG&A") Expenses

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside professional services such as legal, auditing and tax.

	Three Months Ended					Six Months Ended
(Dollars in thousands)	October 1, 2011	July 2, 2011	October 2, 2010	Sequential Change	Year-Over-Year Change	October 1, 2011	October 2, 2010	Year-Over-Year Change
SG&A Expenses	$2,706	$3,251	$3,861	-17%	-30%	$5,957	$7,172	-17%
Percentage of Net Sales	16%	18%	17%			17%	16%

The year-over-year quarterly and first half decreases of $1,155,000 and $1,215,000 were primarily due to a decrease in fair market value of investments held by our NQDCP versus an increase last year resulting in the differences of $628,000 and $422,000, respectively, lower professional services expense of $226,000 and $449,000, respectively, and lower sales incentives expenses of $144,000 and $250,000, respectively. The sequential decrease of $545,000 resulted primarily from a decrease in fair market value of investments held by our NQDCP versus an increase last quarter accounted for a difference of $421,000, lower  professional services expense of $137,000, and lower sales incentives expense of $80,000, partially offset by higher employee stock compensation expense of $117,000.

Interest Income and Other Income (Expense), Net

	Three Months Ended					Six Months Ended
(Dollars in thousands)	October 1, 2011	July 2, 2011	October 2, 2010	Sequential Change	Year-Over-Year Change	October 2, 2010	October 2, 2010	Year-Over-Year Change
Interest Income	$234	$252	$214	-7%	9%	$486	$417	17%
Other (Expense) Income, Net	(819)	116	509	-806%	-261%	(703)	217	-424%
Total Interest Income and Other (Expense) Income, Net	$(585)	$368	$723	-259%	-181%	$(217)	$634	-134%
Percentage of Net Sales	-3%	2%	3%			-1%	1%

Interest income consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments. For the three and six months ended October 1, 2011, interest income increased $20,000 and $69,000, respectively, compared to the same periods of the prior fiscal year. This resulted from higher investment yields. Sequentially, interest income was slightly lower due to both lower investment yields and lower cash and cash equivalent balances.

Other (expense) income, net, consists of changes in the fair market value of investments held by our Non-Qualified Deferred Compensation Plan ("NQDCP"), sales of fixed assets, foreign exchange gains and losses and other miscellaneous income and expense items. Other expense, net increased $1,328,000 and $920,000, respectively, for the three and six months ended October 1, 2011 and increased $935,000 sequentially.  These increases were due to decreases in the fair market value of investments held by our NQDCP of $821,000, $723,000 for the three and six months ended October 1, 2011, respectively, compared to increases in the fair market value of $507,000, $184,000 for the same periods of the prior fiscal year, and an increase of $99,000 in the prior quarter.

Provision for Income Taxes

The income tax provision for the interim period represents federal, state and foreign taxes and reflects our computed estimated annual effective tax rate. The tax provision differs from the taxes computed at the federal and state statutory rates primarily due to the effect of foreign rate differentials, non-deductible stock-based compensation expense, tax-exempt interest income, tax contingencies under authoritative guidance for income taxes, R&D tax credits, and the domestic production activities deduction.

The provision for income taxes for the three months ended October 1, 2011 was $306,000 on income before tax of $2,017,000 at the effective tax rate of 15% compared to $700,000 on income before tax of $2,369,000 at the effective tax rate of 30% for the prior quarter, and $1,960,000 on income before tax of $5,782,000 at the effective tax rate of 34% in the second quarter of the prior fiscal year. The year-over-year decrease in estimated tax rate was primarily due to increased R&D tax credits, reductions in state taxes, and changes in relative expected income to be generated in fiscal 2012 between our US and Hong Kong entities which have different tax rates.

The provision for income taxes for the six months ended October 1, 2011 was $1,006,000 on income before tax of $4,386,000 at the effective tax rate of 23% compared to $4,135,000 on income before tax of $12,065,000 at the effective tax rate of 34% in the same period of the prior fiscal year. The year-over-year decrease in estimated tax rate was primarily due to changes in relative expected income to be generated in fiscal 2012 between our US and Hong Kong entities which have different tax rates, increased R&D tax credits, and reductions in state taxes.

We maintain liabilities for uncertain tax positions within our income taxes payable account. The determination of the liability amount involves considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

Financial Condition

Overview

We ended the second quarter of fiscal 2012 with $154,105,000 in cash, cash equivalents, short-term and long-term investments. This represents a decrease of $9,817,000 when compared with the amount of $163,922,000 as of April 2, 2011 resulting from the repurchase of our stock for $13,101,000, partially offset by cash provided by operating activities of $3,061,000 and proceeds from exercise of stock options granted under the 2001 and 2009 Plans and purchases of stock under the ESPP. Working capital is defined as current assets less current liabilities. As of October 1, 2011, working capital was $151,869,000, a decrease of $4,804,000 from $156,673,000 as of April 2, 2011.  The decrease in working capital was primarily the result of stock repurchases partially offset by proceeds from exercise of stock options granted under the 2001 and 2009 Plans, purchases of stock under the ESPP, and cash generated from operations.

Since we announced the twenty-six month $60 million stock repurchase program at the end of January 2011, as of November 7, 2011, we have repurchased approximately 1,104,000 shares for a total of $22,147,000.

Liquidity and Capital Resources

 In summary, our cash flows are as follows (in thousands):

	Six Months Ended
	October 1, 2011	October 2, 2010
Net cash provided by operating activities	$3,061	$11,243
Net cash (used in) investing activities	(9,432)	(5,581)
Net cash (used in) provided by financing activities	(11,813)	1,036
Net (decrease) increase in cash and cash equivalents	$(18,184)	$6,698

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the six months ended October 1, 2011, net cash provided by operating activities was $3,061,000 compared to $11,243,000 for the same period of the prior fiscal year. The decrease of $8,182,000 resulted from lower net income after non-cash adjustments of $3,846,000 and a decrease from changes in assets and liabilities totaling $4,336,000. The non-cash adjustments in the first six months of fiscal 2012 were $704,000 higher than those of the same period of last fiscal year. This higher non-cash adjustment was primarily due to an increase in the provision for excess and obsolete inventory resulting from a general decrease in sales this year versus an increase last year and an unrealized loss from short-term investments categorized as trading compared to a gain in the same period of last fiscal year. These decreases were partially offset by a decrease in deferred income taxes, a reduction in provision for doubtful accounts, reduced depreciation and amortization, and lower stock based compensation expense. Also contributing to the decrease in cash provided by operating activities were decreases in income taxes payable compared to an increase in the prior fiscal year, a lesser increase in trade accounts payable and accrued expenses, and a decrease in deferred revenue compared to an increase last year as distributor inventory decreased in the first half of fiscal 2012 and increased in the comparable period last year. Additionally, due to a large tax payment in fiscal 2012, prepaid and other expenses increased while such expenses decreased in the same period of the prior fiscal year. These decreases were partially offset by a decline in inventory through reduced wafer fab starts compared to an increase last year as we were producing products at a higher rate during our last fiscal year.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales, maturities and redemptions of short-term and long-term investments. Net cash used in investing activities for the six months ended October 1, 2011 was $9,432,000 compared to $5,581,000 for the same period of last fiscal year. This difference of $3,851,000 was primarily due to increased purchases of short-term investments of $28,966,000, partially offset by increased sales and maturities of investments of $24,919,000. We expect to spend approximately $5,000,000 for capital acquisitions in fiscal 2012, of which we have spent $557,000 during the first half of fiscal 2012. We believe that we have substantial production capacity in place to handle our forecasted business for fiscal 2012.  We also believe that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Our investment portfolio is primarily comprised of corporate bonds, municipal bonds, government agency bonds, discount notes, certificates of deposits, commercial paper and remaining ARS.

As further described in Note 3, auction failures of our remaining ARS have limited our ability to liquidate them to date at par value, and may continue to limit our ability to liquidate them for some period of time. However, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. As of October 1, 2011, we had approximately $151,869,000 of working capital, including approximately $125,905,000 of cash, cash equivalents, and short-term investments, and we have generated positive cash from our operations over the past 19 years.

Financing Activities

Financing cash flows consists primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans and sale of stock through the ESPP, stock repurchased under our previously announced stock repurchase plan, and reclassification of non-cash excess tax benefit from operating into financing activities as required by authoritative guidance for stock compensation. Net cash used in financing activities for the six months ended October 1, 2011 was $11,813,000 due to repurchases of our shares in the open market, partially offset by proceeds from the exercise of stock options granted under the 2001 and 2009 Plans and stock purchases under the ESPP of $1,288,000. Net cash provided by financing activities for the six months ended October 2, 2010 was $1,036,000 due to the proceeds from the exercise of stock options granted under the 2001 and 2009 Plans and stock purchases under the ESPP of $1,032,000 and excess tax benefit of $4,000 related to stock based compensation.

Off-Balance Sheet Arrangements

We do not have nor have we ever had any off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our financial condition, sales, expenses, results of operations, liquidity, capital expenditures, or capital resources. See Note 9, "Commitments and Contingencies" regarding our indemnification agreements.

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

The following table summarizes our significant contractual cash obligations as of October 1, 2011, which consist of operating facility lease obligations and purchase obligations as described above, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years
Operating lease obligations (1)	$3,256	$863	$723	$668	$629	$373
Purchase obligations	3,656	3,633	9	-	14	-
Total contractual cash obligations	$6,912	$4,496	$732	$668	$643	$373
_____________

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense for the three and six months ended October 1, 2011 amounted to $258,000 and $546,000, respectively, compared to $222,000 and $523,000 for the same periods of the prior fiscal year.

As of October 1, 2011, our liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables, was $3,367,000. As of October 1, 2011, we have accrued $576,000 of interest and $413,000 of penalties associated with our uncertain tax positions. We did not include these obligations in the table above as we cannot determine the exact amount or timing of such cash payments that would be made associated with these uncertain tax positions.

Recent Accounting Pronouncements

In June 2011, Financial Accounting Standard Board ("FASB") issued new authoritative guidance regarding Presentation of Comprehensive Income.  This amendment attempts to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  In order to facilitate convergence with International Financial Reporting Standards ("IFRS"), FASB has decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  Also, this amendment requires that all non-owner changes in stockholders' equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This amendment is effective for interim and annual periods beginning after December 15, 2011 (the fiscal quarter ending March 31, 2012 for us) and is applied retrospectively. On October 21, 2011, the FASB proposed a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt all other requirements contained in the guidance.  We are currently assessing the potential effect to our Consolidated Financial Statements in applying this guidance.

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with IFRS. The amended guidance clarified existing fair value measurement guidance, revised certain measurement guidance and expanded the disclosure requirements concerning Level 3 fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011 (the fiscal quarter ending March 31, 2012 for us). The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of the investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio is comprised of corporate bonds, municipal bonds, government agency bonds, discount notes, certificates of deposits and commercial paper as well as remaining ARS we hold. During the three and six months ended October 1, 2011, investments and cash and cash equivalents generated interest income of $234,000 and $486,000, compared to $214,000 and $417,000, respectively, for the same periods of the prior fiscal year.  Based on the par value of our investments (excluding the fair market value of our NQDCP) and cash and cash equivalent balances as of October 1, 2011, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $372,000.

As of October 1, 2011, we had no long-term debt outstanding.

Our ARS are in the form of auction rate bonds whose interest rates were reset every thirty-five days through an auction process. ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we encountered with regard to our ARS beginning February 2008, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We believe the declines in our ARS fair value due to the lack of liquidity are temporary. In the event we need to access the funds associated with failed auctions, they are not expected to be available until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process, or the underlying security has matured. As of October 1, 2011, our ARS had a total par value of $30,350,000 and contractual maturities between 20 and 30 years.

Due to the temporary impairment in value of our ARS, we recorded an unrealized loss of $2,150,000 to their par value as of October 1, 2011, which decreased from $2,550,000 as of April 2, 2011, primarily because of additional redemptions of our ARS at par value during six months ended October 1, 2011.

The ARS we hold are backed by student loans and are primarily guaranteed by the US Department of Education. In addition, all the ARS we hold are rated by the major independent rating agencies as either AAA or Aaa. As a result, we believe the credit risk of default or not redeeming at par is very low.

If the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the US government fails to support its guaranty of its obligations, or the credit quality of these ARS declines, we may be required to further adjust the carrying value of these ARS and record other-than-temporary impairment charges in future periods, which could materially affect our financial condition. However, we expect that we will receive the principal associated with these ARS through one of the means described above. Based on our ARS holdings specifically as of October 1, 2011, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $76,000.

In August, 2011, one major credit rating agency downgraded the credit rating of U.S. government securities due in part to a belief that the government's recently enacted fiscal consolidation plan is inadequate to stabilize the government's medium-term debt dynamics combined with the extremely difficult discussions to arrive at that plan. Other major credit rating agencies have not yet but could in the future similarly downgrade the credit rating of U.S. government securities.  The credit ratings of our ARS could correspondingly decline as have, on a case by case basis, the credit ratings of certain other debt linked with the U.S. government's debt.  This in turn could cause the fair value of our ARS to decline permanently or be other than temporarily impaired, in which case we would be required to take an impairment charge which would flow through our income statement as an expense.  However, we believe the credit rating of our ARS would remain relatively high even after any such downgrade.

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

Evaluation of Disclosure Controls and Procedures:  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of October 1, 2011, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the three months ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect such control.

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

We engaged in certain export-related activities consisting of having one of our integrated circuits shipped to assemblers and its wholly-owned subsidiary in Hong Kong for assembly and testing. Upon realizing that these activities may have inadvertently violated the International Traffic in Arms Regulations ("ITAR") and the Arms Export Control Act, we investigated the facts and circumstances and voluntarily disclosed them to the U.S. Department of State. The U.S. Department of State recently notified us that although it had determined that these activities violated the ITAR, it was closing the case without fine and without taking further action, while reserving the right to re-open the case if the circumstances warrant. The U.S. Department of State cautioned us to take actions to strengthen our compliance processes and procedures, which we believe we have done. Among other measures, since becoming aware of these ITAR issues, we have moved the assembly and testing of these products to ITAR-compliant onshore facilities.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of our Form 10-K for the fiscal year ended April 2, 2011, filed on June 14, 2011, which risk factors are hereby incorporated by reference, except as described in the last paragraph under the heading "Interest Rate Risk" in Part I, Item 3 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of share purchase activities during the three months ended October 1, 2011. There was no purchase activity during that period by an "affiliated purchaser" as defined in Rule 10b-18(a)(3).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
07/03/11 - 07/30/11	9,518	$19.55	9,518	2,066,499
07/31/11 - 08/27/11	250,502	18.89	250,502	1,815,997
08/28/11 - 10/01/11	302,768	18.90	302,768	1,513,229
Total	562,788	$18.91	562,788
_________________________________
(1)
Our current share repurchase program, under which we repurchased these 562,788 shares during the three months ended October 1, 2011, has been in place since 1999. Although we publicly announced the most recent 1,944,145 share program increase, we are not certain but do not believe we publicly announced this program at its inception, although our financial statements have reflected purchases from time to time under this program. These 562,788 shares were purchased in open market transactions.

(2)
We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. The board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a share repurchase program authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced the inception of the1999 repurchase program. On January 30, 2008, and January 21, 2011, the board of directors amended the 1999 repurchase program to add 1,000,000 and 1,944,145 shares, respectively. The 1999 repurchase program has no expiration date, other than, unless extended, when all of the shares in the program have been repurchased. As of October 1, 2011, there were 1,513,229 shares remaining in the 1999 repurchase program.   Neither this program nor any other repurchase program or plan has expired during the three months ended October 1, 2011 nor have we decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

We have had share repurchase programs in place since 1992 under which our board of directors authorized us to repurchase an aggregate of 4,844,145 shares.

Since the inception of these repurchase programs in 1992 through October 1, 2011, we have repurchased a total of 3,330,916 shares of the common stock for an aggregate cost of approximately $56,638,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of October 1, 2011, there were 1,513,229 shares authorized for future repurchase under our current program.

Subsequent to October 1, 2011, and on or before November 7, 2011, we repurchased additional 117,000 shares for approximately $2,060,000.

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

Dated: November 10, 2011
By: /s/PHILLIP A. KAGEL
Phillip A. Kagel
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)