Form 10-Q
period 2011-12-31
SUPERTEX INC
filed 2012-02-09
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

or

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
Large accelerated filer [  ] Accelerated filer [ X ] Non-accelerated filer [  ] Smaller Reporting Company[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on February 4, 2012
Common Stock, no par value	12,061,218
Exhibit index is on Page 37
Total number of pages: 38

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net sales	$14,066	$19,675	$49,084	$65,189
Cost of sales	8,708	9,341	26,132	29,121
Gross profit	5,358	10,334	22,952	36,068
Research and development	3,480	3,692	10,514	10,823
Selling, general and administrative	3,269	3,501	9,226	10,673
Total operating expenses	6,749	7,193	19,740	21,496
(Loss) income from operations	(1,391)	3,141	3,212	14,572
Interest income	251	172	737	589
Other income (expense), net	533	273	(170)	490
(Loss) income before provision for income taxes	(607)	3,586	3,779	15,651
(Benefit from) provision for income taxes	(703)	726	303	4,861
Net income	$96	$2,860	$3,476	$10,790

Net income per share
Basic	$0.01	$0.22	$0.28	$0.83
Diluted	$0.01	$0.22	$0.28	$0.83
Shares used in per share computation:
Basic	12,063	13,036	12,439	12,995
Diluted	12,066	13,079	12,450	13,054

 The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2011	April 2, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$16,842	$23,962
Short-term investments	112,351	109,760
Trade accounts receivable, net	6,441	8,100
Inventories	16,882	20,600
Prepaid expenses and other current assets	5,602	2,975
Prepaid income taxes	5,373	6,461
Deferred income taxes	7,278	7,228
Total current assets	170,769	179,086
Long-term investments	26,000	30,200
Property, plant and equipment, net	5,162	5,708
Other assets	563	622
Long-term deferred income taxes	4,905	4,980
Total assets	$207,399	$220,596

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$2,640	$3,283
Accrued salaries and employee benefits	11,823	12,430
Other accrued liabilities	665	772
Deferred revenue	2,545	3,664
Income taxes payable	134	2,264
Total current liabilities	17,807	22,413
Income taxes payable, noncurrent	4,943	4,974
Other accrued liabilities, noncurrent	295	290
Total liabilities	23,045	27,677

Commitments and contingencies (Note 9)

Shareholders' Equity:
Preferred stock, no par value -- 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 12,056 shares as of December 31, 2011 and 12,808 shares as of April 2, 2011	67,623	68,499
Accumulated other comprehensive loss	(1,456)	(1,683)
Retained earnings	118,187	126,103
Total shareholders' equity	184,354	192,919
Total liabilities and shareholders' equity	$207,399	$220,596

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	December 31, 2011	January 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,476	$10,790
Non-cash adjustments to net income:
Depreciation and amortization	1,463	1,718
Provision for doubtful accounts and sales returns	8	467
Provision for excess and obsolete inventories	2,946	694
Deferred income taxes	(99)	734
Stock-based compensation	2,243	2,372
Tax benefit related to stock-based compensation plans	6	106
Excess tax benefit related to stock-based compensation	-	(5)
Unrealized loss (gain) from short-term investments, categorized as trading	312	(457)
Amortization of premium on short-term investments	2,266	1,554
Loss on disposal of property, plant and equipment	1	1
Changes in operating assets and liabilities:
Trade accounts receivable	1,651	(342)
Inventories	772	(5,308)
Prepaid expenses and other assets	(2,568)	111
Prepaid income taxes	1,088	(1,780)
Trade accounts payable and accrued expenses	(1,492)	829
Deferred revenue	(1,119)	(137)
Income taxes payable	(2,161)	2,790
Net cash provided by operating activities	8,793	14,137
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(778)	(876)
Purchases of investments	(129,217)	(99,261)
Sales of investments	67,181	17,374
Maturities and redemptions of investments	61,418	80,945
Net cash (used in) investing activities	(1,396)	(1,818)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	1,380	2,277
Stock repurchases	(15,897)	-
Excess tax benefit related to stock-based compensation	-	5
Net cash (used in) provided by financing activities	(14,517)	2,282
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,120)	14,601

CASH AND CASH EQUIVALENTS:
Beginning of period	23,962	10,153
End of period	$16,842	$24,754

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$4,600	$2,092

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. ("Supertex," the "Company," "we," and "us") and its subsidiary have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company's management, of normal recurring nature and necessary to state fairly the balance sheet as of December 31, 2011; the statements of income for the three and nine months ended December 31, 2011 and January 1, 2011; and the statements of cash flows for the nine months ended December 31, 2011 and January 1, 2011.  The April 2, 2011 balance sheet was derived from the audited financial statements included in the fiscal 2011 Annual Report on Form 10-K, but does not include all disclosures required by GAAP in the United States of America.  All significant intercompany transactions and balances have been eliminated.

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

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and nine months ended December 31, 2011 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2012 will be a 52-week year.  The three months ended December 31, 2011 and January 1, 2011, both consist of thirteen weeks.

Revision to previously issued financial statements

During fiscal year 2012, the Company identified that it had not been appropriately classifying the non-cash amortization of premiums paid on debt investments within the Consolidated Statement of Cash Flows.  The Company incorrectly reflected the amortization as a cash inflow from investing activities rather than a reconciling item in arriving at net cash provided by operating activities. The Company has determined to revise its Consolidated Statements of Cash Flows to correct this error. Accordingly, the Company has revised the accompanying Consolidated Statement of Cash Flows for the nine months ended January 1, 2011 and will revise the Consolidated Statements of Cash Flow for the fiscal years ended April 3, 2010 and April 2, 2011, for the three months ended July 2, 2011 and for the six months ended October 1, 2011 the next time they are filed. These misclassifications did not impact the Consolidated Statements of Income and the Consolidated Balance Sheets.  The revisions are not material to previously issued financial statements. The amounts of the revisions are shown in the table below.

	Operating Activities Impact			Investing Activities Impact
(in thousands)	As reported	Adjustment	As revised	As reported	Adjustment	As revised
2010:
Q4 YTD	$8,541	$1,437	$9,978	$(23,872)	$(1,437)	$(25,309)
2011:
Q1	7,047	605	7,652	(5,083)	(605)	(5,688)
Q2 YTD	11,243	1,371	12,614	(5,581)	(1,371)	(6,952)
Q3 YTD	12,583	1,554	14,137	(264)	(1,554)	(1,818)
Q4 YTD	14,450	2,305	16,755	3,086	(2,305)	781
2012:
Q1	2,411	946	3,357	11,498	(946)	10,552
Q2 YTD	$3,061	$1,647	$4,708	$(9,432)	$(1,647)	$(11,079)

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company's long-term investments consist entirely of AAA rated auction rate securities ("ARS"), which are collateralized by student loans. Due to the lack of availability of observable market quotes for the Company's investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods, and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including but not limited to a liquidity discount of 125 and 150 basis points per year for the current ARS market, and the timing of recovery of the ARS market from three to five years. The estimated fair value of those of the Company's ARS classified as level 3 assets ranges from $25,600,000 to $26,700,000. The Company believes this estimated range of fair values of its ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behavior, and public policy implications associated with the student loan based ARS market. The Company concluded that the fair value of those of its ARS which are classified as level 3 assets was $26,000,000 as of December 31, 2011 net of a temporary impairment of $2,050,000 to par value.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and April 2, 2011, excluding accrued interest (in thousands):

	December 31, 2011
	Fair value measurements
Assets	Level 1		Level 2	Level 3	Total
Money market funds	$12,301	(2)	$-	$-	$12,301
Municipal bonds	-		31,537	-	31,537
Discount notes	-		1,250	-	1,250
Corporate bonds	-		38,256	-	38,256
Government agency bonds	-		21,136	-	21,136
Certificate of deposits	-		12,186	-	12,186
Equity mutual funds related to NQDCP (1)	7,986		-	-	7,986
Long-term investments in ARS	-		-	26,000	26,000
Total assets at fair value	$20,287		$104,365	$26,000	$150,652
Liabilities
Obligation related to NQDCP (1)	$7,986		$-	$-	$7,986

	April 2, 2011
	Fair value measurements
Assets	Level 1		Level 2		Level 3	Total
Money market funds	$10,681	(2)	$-		$-	$10,681
Municipal bonds	-		62,768	(3)	-	62,768
Discount notes	-		3,998		-	3,998
Corporate bonds	-		28,177	(4)	-	28,177
Government agency bonds	-		10,816	(5)	-	10,816
Certificate of deposits	-		748		-	748
Equity mutual funds related to NQDCP (1)	8,157		-		-	8,157
Long-term investments in ARS	-		-		30,200	30,200
Total assets at fair value	$18,838		$106,507		$30,200	$155,545
Liabilities
Obligation related to NQDCP (1)	$8,157		$-		$-	$8,157
_________________________
(1) Non-qualified Deferred Compensation Plan.
(2) The money market funds of $12,301,000 and $10,681,000 were classified as cash equivalents as of December 31, 2011 and April 2, 2011, respectively.
(3) Included in municipal bonds was $151,000, which was classified as cash equivalents as of April 2, 2011.
(4) Included in corporate bonds was $253,000, which was classified as cash equivalents as of April 2, 2011.
(5) Included in government agency bonds was $4,500,000, which was classified as cash equivalents as of April 2, 2011.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the change in fair value of the Company's level 3 assets during the nine months ended December 31, 2011 (in thousands):

Fair value measurements of assets using level 3 inputs	Long-term investments in ARS
Balance as of April 2, 2011	$30,200
Redemption of investments in ARS	(4,700)
Reduction in unrealized loss recorded in "Accumulated other comprehensive loss"	500
Balance as of December 31, 2011	$26,000

During the nine months ended December 31, 2011, the Company received $4,700,000 relating to ARS with a carrying value at the time of $4,357,000 redeemed at par value. See Note 3 for further discussion of the Company's ARS.

Note 3 - Cash and Cash Equivalents and Investments

The Company's cash equivalents consist primarily of investments in money market funds as follows (in thousands):

	December 31, 2011	April 2, 2011
Cash	$4,541	$8,377
Cash equivalents:
Money market funds	12,301	10,681
Government agency Bonds	-	4,500
Corporate bonds	-	253
Municipal bonds	-	151
Total cash and cash equivalents	$16,842	$23,962

The Company's portfolio of short-term and long-term investments is as follows (in thousands):

	December 31, 2011
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities:
Equity mutual funds related to NQDCP	$7,986	$-	$-	$7,986
Available-for-sale securities:
Municipal bonds	31,527	27	(17)	31,537
Discount notes	1,250	-	-	1,250
Corporate bonds	38,497	25	(266)	38,256
Government agency bonds	21,099	40	(3)	21,136
Certificates of deposits	12,187	3	(4)	12,186
Total short-term investments	$112,546	$95	$(290)	$112,351

Long-term investments:
Available-for sale securities	$28,050	$-	$(2,050)	$26,000

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	April 2, 2011
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities:
Equity mutual funds related to NQDCP	$8,157	$-	$-	$8,157
Available-for-sale securities:
Municipal bonds	62,617	2	(2)	62,617
Discount notes	3,998	-	-	3,998
Corporate bonds	27,968	-	(44)	27,924
Government agency bonds	6,317	-	(1)	6,316
Certificates of deposits	749	-	(1)	748
Total short-term investments	$109,806	$2	$(48)	$109,760

Long-term investments:
Available-for sale securities	$32,750	$-	$(2,550)	$30,200

The Company's short-term and long-term investments by contractual maturity are as follows (in thousands):

	December 31, 2011	April 2, 2011
Short-term investments:
Trading securities:
Due in one year or less	$7,986	$8,157
Available-for-sale securities:
Due in one year or less	69,022	62,919
Due in one to two years	35,343	38,684
Total short-term investments	$112,351	$109,760
Long-term investment:
Available-for-sale securities at amortized cost:
Due after ten years	$26,000	$30,200

Short-term investments classified as trading securities consisted entirely of investments in mutual funds held by the Company's Non-Qualified Deferred Compensation Plan ("NQDCP"). Unrealized gains (losses) on trading securities are recorded in the Condensed Consolidated Statement of Income. Unrealized gain on trading securities was $411,000 for the three months ended December 31, 2011. For the nine months ended December 31, 2011, the unrealized loss on trading securities was $312,000. For the same periods of the prior fiscal year, the unrealized gain on trading securities were $273,000 and $457,000, respectively.

The Company's available-for-sale portfolio as of December 31, 2011 was comprised of municipal bonds, corporate bonds, government agency bonds, discount notes, certificates of deposits and ARS. Unrealized gains (losses) on available-for-sale securities are recorded in other comprehensive income as increases (declines) in fair values and are considered to be temporary.

During the three and nine months ended December 31, 2011, the Company disposed of short-term available-for-sale securities totaling $15,555,000 and $123,846,000 at par, compared to $11,985,000 and $77,957,000, respectively, for the same periods of the prior fiscal year.  The realized gains and losses of these transactions were immaterial.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company's ARS have contractual maturities between 20 and 30 years. They are in the form of auction rate bonds whose interest rates had historically been reset every thirty-five days through an auction process. At the end of each reset period, investors could sell or continue to hold the securities at par. These ARS held by the Company are backed by pools of student loans and are primarily guaranteed by the U.S. Department of Education. In addition, all the ARS held by the Company are rated by the major independent rating agencies as AAA.

ARS with a par value of $28,050,000 were classified as non-current assets and were presented as long-term investments on the Company's balance sheet as of December 31, 2011.

The Company has concluded that the decline in fair value of the ARS investments, as of December 31, 2011, is considered to be temporary in part due to the following:

-	these investments are of high credit quality and a significant portion of them is collateralized and is guaranteed by the U.S. Department of Education;

-	there have been no defaults on the ARS held by the Company as of December 31, 2011;

-	their AAA credit ratings have not been reduced as of December 31, 2011;

-	the Company has no intention to sell the securities below par value and it is more likely than not that the Company will not be required to sell the securities until their value returns to par; and

-	the Company received ARS redemptions at par value of $36,450,000, $19,250,000 and $12,150,000, respectively, in fiscal years 2011, 2010 and 2009. Additionally, during the nine months ended December 31, 2011, the Company received redemptions at par value totaling $4,700,000.

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

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 - Inventories

The Company's inventories consist of high technology semiconductor devices and integrated circuits that are specialized in nature, subject to rapid technological obsolescence, and sold in a highly competitive industry.  Inventory balances at the end of each period are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value.

Inventories consist of (in thousands):

	December 31, 2011	April 2, 2011
Raw materials	$1,345	$1,786
Work-in-process	9,853	12,880
Finished goods	4,557	4,347
Finished goods at distributors and on consignment	1,127	1,587
Total Inventories	$16,882	$20,600

The Company wrote down excess and obsolete inventory totaling $1,471,000 and $2,946,000 for the three and nine months ended December 31, 2011 compared to $157,000 and $694,000 for the same periods of the prior fiscal year. The Company sold previously written-down inventory of $231,000 and $775,000 for the three and nine months ended December 31, 2011, respectively.  For the same periods of the prior fiscal year, such sales were $358,000 and $935,000, respectively.

Note 5 - Comprehensive Income

The components of the Company's comprehensive income for the three and nine months ended December 31, 2011 and January 1, 2011 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net income	$96	$2,860	$3,476	$10,790
Unrealized gain on available-for-sale investments, net of taxes	89	711	227	1,964
Comprehensive income	$185	$3,571	$3,703	$12,754

As of December 31, 2011, the total unrealized loss on available-for-sale investments amounted to $2,245,000, which was recorded in accumulated other comprehensive loss, net of tax of $789,000. As of January 1, 2011, the total unrealized loss on available-for-sale investments amounted to $987,000, which was recorded in accumulated other comprehensive loss, net of tax of $385,000.

Note 6 - Stock-Based Compensation

The employee stock-based compensation expense for the three and nine months ended December 31, 2011 was $821,000 and $2,243,000, respectively, compared to $795,000 and $2,372,000 for the same periods of the prior fiscal year.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the three and nine months ended December 31, 2011, the Company granted options with an estimated total grant date fair value of $348,000 and $2,924,000, respectively. For the same periods last fiscal year, the Company granted options with an estimated grant date fair value of $79,000 and $2,517,000, respectively. As of December 31, 2011, the unrecorded stock-based compensation related to stock options was $6,316,000 (net of estimated forfeitures) and will be recognized over an estimated weighted average amortization period of approximately 2 years.

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

The following table summarizes the activities under the 2001 and 2009 Plans for the nine months ended December 31, 2011:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, April 2, 2011	977,849	1,454,622	$27.57
Granted	(370,580)	370,580	20.10
Exercised	-	(71,580)	17.06
Canceled	53,360	(53,360)	27.35
Balance, December 31, 2011	660,629	1,700,262	$26.39

The weighted average fair value of options, as determined under the authoritative guidance for stock compensation, granted under the 2009 Plan during the three and nine months ended December 31, 2011 were $6.70 and $7.89 per share, respectively, compared to $10.55 and $10.13 per share during the same periods of the prior fiscal year.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the three and nine months ended December 31, 2011 was $2,000 and $170,000 respectively.  During the three and nine months ended December 31, 2011, the amounts of cash received from employees as a result of employee stock option exercises were $22,000 and $1,221,000, respectively.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The options outstanding and exercisable at December 31, 2011, under the 2001 and 2009 Plans are in the following exercise price ranges:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$17.39	-	$19.99	281,020	8.87	$19.17	31,420	$18.15
20.00	-	24.99	626,102	7.79	21.44	230,962	21.05
25.00	-	29.99	313,380	6.82	27.03	164,596	27.13
30.00	-	34.99	236,060	2.95	33.77	217,660	33.76
35.00	-	39.99	90,800	5.46	35.83	76,640	35.83
40.00	-	44.99	134,900	1.83	40.90	119,280	40.88
45.00	-	46.92	18,000	1.92	46.92	18,000	46.92
$17.39	-	$46.92	1,700,262	6.46	$26.39	858,558	$29.95

The total intrinsic value of options outstanding and options exercisable as of December 31, 2011 were $80,000 and $38,000, respectively.

2000 Employee Stock Purchase Plan ("ESPP"). Under the ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company's common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. For the three and nine months ended December 31, 2011, the amounts of cash received from employees as a result of ESPP purchases were $70,000 and $159,000, respectively, compared to $85,000 and $178,000 for the same periods of the prior fiscal year.

Note 7 - Income Taxes

The benefit from income taxes for the three months ended December 31, 2011 was $703,000 on loss before tax of $607,000 at the effective tax benefit rate of 116% compared to a provision for income taxes of $726,000 on income before tax of $3,586,000 at the effective tax rate of 20% in the third quarter of the prior fiscal year. The year-over-year quarterly change in estimated tax rate was primarily due to a pre-tax loss compared to a pre-tax profit last year and changes in where the Company expects its income and losses to be generated this year between its US and Hong Kong entities which have different tax rates.

The provision for income taxes for the nine months ended December 31, 2011 was $303,000 on income before tax of $3,779,000 at the effective tax rate of 8% compared to $4,861,000 on income before tax of $15,651,000 at the effective tax rate of 31% for the same period in the prior fiscal year. The year-over-year decrease in estimated tax rate for the nine-month period was primarily due to changes in where the Company expects its income and losses to be generated this year between its US and Hong Kong entities which have different tax rates and reductions in state taxes, partially offset by the company's inability to claim the U.S.  manufacturing tax deduction due to a limitation in income.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The income tax provision for interim periods reflects the Company's computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effects of foreign rate differentials, R&D tax credits, non-deductible stock-based compensation expense, tax exempt interest income and tax contingencies.

During the nine months ended December 31, 2011, the liability for uncertain income tax positions excluding accrued interest and penalties decreased from $4,052,000 to $4,044,000. Of the total $4,044,000 of unrecognized tax benefits, $3,169,000 represents the amount that, if recognized, would favorably affect the Company's effective income tax rate in a future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. On December 31, 2011, the Company had approximately $562,000 accrued for estimated interest and $414,000 for estimated penalties related to uncertain tax positions. For the nine months ended December 31, 2011, the Company recorded estimated interest of $89,000 and estimated penalties of $5,000.

The balance of unrecognized income tax benefits, including accrued interest and accrued penalties on December 31, 2011, was approximately $1,259,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company's major tax jurisdictions are the United States federal, State of California and Hong Kong and the Company's income tax returns are no longer subject to examination by these taxing authorities for fiscal years before 2002.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
BASIC:
Net income	$96	$2,860	$3,476	$10,790
Weighted average shares outstanding for the period	12,063	13,036	12,439	12,995
Net income per share	$0.01	$0.22	$0.28	$0.83
DILUTED:
Net income	$96	$2,860	$3,476	$10,790
Weighted average shares outstanding for the period	12,063	13,036	12,439	12,995
Effect of dilutive securities: stock options and ESPP	3	43	11	59
Total	12,066	13,079	12,450	13,054
Net income per share	$0.01	$0.22	$0.28	$0.83

Options to purchase 1,652,846 shares of the Company's common stock at an average price of $26.66 per share, and 1,512,980 shares at an average price of $27.36 per share for the three and nine months ended December 31, 2011, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the three and nine months ended January 1, 2011, options to purchase 1,374,973 shares of the Company's common stock at an average price of $28.37 per share, and 1,274,120 shares at an average price of $28.90 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company engaged in certain export-related activities consisting of having one of the Company's integrated circuits shipped to assemblers and to its wholly-owned subsidiary in Hong Kong for assembly and testing. Upon realizing that these activities may have inadvertently violated the International Traffic in Arms Regulations ("ITAR") and the Arms Export Control Act, the Company investigated the facts and circumstances and voluntarily disclosed them to the U.S. Department of State. The U.S. Department of State notified the Company in September 2011, that although it had determined that these activities violated the ITAR, it was closing the case without fine and without taking further action, while reserving the right to re-open the case if the circumstances warrant. The U.S. Department of State cautioned the Company to take actions to strengthen its compliance processes and procedures, which the Company believes it has done. Among other measures, since becoming aware of these ITAR issues, the Company has moved the assembly and testing of these products to ITAR-compliant onshore facilities.

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

The reductions to revenue for estimated product returns for the three and nine months ended December 31, 2011 and January 1, 2011 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other	Balance at End of Period
Three months ended December 31, 2011	$189	$3	$(20)	$172
Three months ended January 1, 2011	$322	$144	$(209)	$257
Nine months ended December 31, 2011	$234	$19	$(81)	$172
Nine months ended January 1, 2011	$217	$488	$(448)	$257
___________________
(1) Represent amounts charged to the allowance for sales returns.

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

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses and is recorded as cost of sales. The warranty reserve was $44,000 as of December 31, 2011. Such amount was $48,000 as of April 2, 2011.

Operating Lease Obligations

The Company's future minimum lease payments under non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

Payment Due by Year (12 month increments)	Operating Lease
Less than 1 year	$848
2 years	693
3 years	658
4 years	634
5 years	213
$3,046

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense for the three and nine months ended December 31, 2011 amounted to $262,000 and $808,000, respectively, compared to $266,000 and $789,000 for the same periods of last fiscal year.

Note 10 - Common Stock Repurchase

Share repurchase activities for the three and nine months ended December 31, 2011 and January 1, 2011 are as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Number of shares repurchased	118,000	-	832,000	-
Cost of shares repurchased	$2,077,000	$-	$15,897,000	$-
Average price per share	$17.61	$-	$19.11	$-

In January 2011, the Board of Directors designated $60,000,000 of its cash, cash equivalents and investments for a major stock repurchase during the period from January 2011 through March 2013, and accordingly, increased the Company's share repurchase program from approximately 556,000 shares to 2,500,000 shares. The amended repurchase program has no expiration date except when an aggregate of 2,500,000 shares have been repurchased, either in the open market or through private transactions. Under this program, cumulatively the Company has repurchased approximately 1,105,000 shares for $22,164,000 as of December 31, 2011.

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Since the inception of the Company's initial share repurchase program in 1992 through December 31, 2011, the Company has repurchased a total of approximately 3,449,000 shares of the common stock for an aggregate cost of $58,715,000 under its share repurchase programs. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of December 31, 2011, there were approximately 1,395,000 shares authorized for future repurchase under the Company's current repurchase program.

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

The Company's principal markets are in Asia, the United States, and Europe.  Below is a summary of sales by major geographic area for the three and nine months ended December 31, 2011 and January 1, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
United States	$5,310	$5,238	$16,881	$17,774
China	3,358	4,626	12,440	17,254
Asia (excluding China and Singapore)	2,451	3,877	8,016	13,596
Singapore	1,662	1,854	6,863	6,308
Europe	1,221	3,994	4,633	9,780
Other	64	86	251	477
Net Sales	$14,066	$19,675	$49,084	$65,189

Net property, plant and equipment by country as of December 31, 2011 and April 2, 2011 are as follows (in thousands):

	December 31, 2011	April 2, 2011
United States	$4,178	$4,525
Hong Kong	984	1,183
Property, plant and equipment, net	$5,162	$5,708

SUPERTEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 - Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representatives and distributors. Revenue from sales to distributors and the related cost of sales are recognized only upon resale to end-user customers, that is on a sell-through basis.

A major medical equipment company accounted for approximately 11% of net sales for both the three and nine months ended December 31, 2011. For both the three and nine months ended January 1, 2011, the same medical equipment company accounted for approximately 12% of net sales.  Nearly all of the sales to this medical equipment company were through distributors and contract manufacturers. Also, a telecommunication supply chain company accounted for approximately 11% of net sales for the three months ended January 1, 2011.

There were no other customers that the Company believes accounted for more than 10% of the Company's net sales for the three and nine months ended December 31, 2011 and January 1, 2011.

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

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates," and variations of these words and similar expressions are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that through the introduction of our new integrated solutions along with our discrete building block product offerings, we will continue to be a major player in the medical ultrasound market; (2) our belief that there are significant growth opportunities for the medical ultrasound market in China and Korea; ((3) our belief that sales of LED driver ICs for general lighting will grow as they are designed in new lighting applications; (4) our belief that R&D expenses as a percentage of net sales may fluctuate from quarter to quarter; (5) our expectation that we will spend approximately $400,000 for capital acquisitions in the fourth quarter of fiscal 2012; (6) our belief that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months; (7) our belief that we have substantial production capacity in place to handle our forecasted business in fiscal 2012 and 2013; (8) our belief that the credit quality of the auction-rate securities ("ARS") we hold is high and our expectation that we will receive the full principal associated with these ARS; (9) our belief that the auction failures  of our ARS will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements; (10) our belief that the estimated range of fair values of our ARS is appropriate; (11) our lack of intention to sell our ARS securities below par value and our view that it is more likely than not that we will not be required to sell our ARS securities until their value returns to par; (12) our belief that the declines in our ARS fair values due to the lack of liquidity are temporary and the credit risk of default or not redeeming at par is very low; (13) our belief that the credit rating of  our ARS would remain relatively high following any decline in the credit rating of U.S. government obligations; (14) our belief that our exposure to foreign currency risk is relatively small; and (15) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows.

These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties include material adverse changes in the demand for our customer's products in which the Company's products are used; that competition to supply semiconductor devices in the markets in which the Company competes increases and causes price erosion; that demand does not materialize and increase for recently released customer products incorporating the Company's products; that we have delays in developing and releasing into production our planned new products; that there could be unexpected manufacturing issues as production ramps up; that the demand for the Company's products or results of its product development changes such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; that some of the Company's equipment will be unexpectedly damaged or become obsolete, thereby requiring replacement; and that Federal deficit issues will not result in substantial reductions to the credit rating of U.S. government obligations which in turn would materially affect our auction rate securities; as well as those described in "Factors Which May Affect Operating Results" under Item 1A of Part I , "Risk Factors" in the Company's  annual report on Form 10-K for the fiscal year ended April 2, 2011.  The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.  Accordingly, the readers are cautioned not to place undue reliance on such statements, The Company undertakes no obligation to update any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

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

Overview

We design, develop, manufacture, and market integrated circuits ("ICs") and application specific discrete DMOS transistors, utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  We are an industry leader in certain high voltage ICs (HVCMOS and HVBiCMOS) which take advantage of the best features of CMOS, bipolar and DMOS technologies and integrate them into the same IC.  These ICs are used for medical ultrasound imaging, LED backlighting for LCD TVs, LED general lighting, telecommunications, printer, flat panel display, industrial and consumer product industries. We also offer custom processing services using customer-owned designs and mask tooling with our process technologies. Our current growth strategy relies on our ability to continuously and successfully introduce and market new innovative products that meet our customers' requirements.

Results of Operations

Net Sales

We operate in one reportable segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal ICs and specialty double-diffused metal oxide semiconductor ("DMOS") transistors. We have a broad customer base, which in some cases manufactures electronic end products and equipment spanning multiple markets. As such, the assignment of revenue to the markets described in the overview above requires the use of estimates, judgment, and extrapolation. Actual results may differ slightly from those reported here. During the first fiscal quarter of 2012 we reviewed our assignment of products to markets and made minor adjustments to the market assignment for certain DMOS products. Additionally, we renamed the "imaging" market "EL/printers" to avoid confusion with the medical imaging market.

Net sales for the three and nine months ended December 31, 2011 were $14,066,000 and $49,084,000, a 29% and a 25% decrease, respectively, compared to $19,675,000 and $65,189,000 for the same periods of the prior fiscal year. These year-over-year decreases were primarily due to: decreases in sales of our LED driver ICs for backlighting LCD TVs; analog switches and high voltage pulser ICs and chipsets for medical ultrasound products; optical MEMS drivers; and electroluminescent ("EL") inverters for a cell phone application.  Net sales decreased 17% from $16,960,000 when compared to the prior quarter primarily due to a reduction in sales of our analog switches and high voltage pulser ICs and chipsets for medical ultrasound products and a reduction in sales of our printer head ICs.

The table below shows our estimate of the breakdown of net sales by end market for the three and nine months ended December 31, 2011 and January 1, 2011, and three months ended October 1, 2011, as well as year-over-year and sequential percentage changes (in thousands except percentages):

	Three Months Ended					Nine Months Ended
Net Sales	December 31, 2011	October 1, 2011	January 1, 2011	Sequential Change	Year-Over-Year Change	December 31, 2011	January 1, 2011	Year-Over-Year Change
Medical Electronics	$5,426	$6,901	$6,568	-21%	-17%	$19,380	$24,217	-20%
EL/Printers (1)	3,209	4,151	3,269	-23%	-2%	12,025	12,281	-2%
Industrial/Other	2,603	3,084	3,151	-16%	-17%	9,215	9,996	-8%
LED Lighting	1,597	1,681	3,717	-5%	-57%	5,070	11,534	-56%
Telecom	1,231	1,143	2,970	8%	-59%	3,394	7,161	-53%
Net Sales	$14,066	$16,960	$19,675	-17%	-29%	$49,084	$65,189	-25%

	Three Months Ended			Nine Months Ended
Net Sales	December 31, 2011	October 1, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Medical Electronics	39%	41%	33%	39%	37%
EL/Printers (1)	23%	24%	17%	25%	19%
Industrial/Other	18%	18%	16%	19%	15%
LED Lighting	11%	10%	19%	10%	18%
Telecom	9%	7%	15%	7%	11%
Net Sales	100%	100%	100%	100%	100%
_____________________________
(1) This market was labeled "Imaging" in filings made prior to our first quarter of fiscal 2012.

Our medical electronics product family, primarily for ultrasound imaging, accounted for the largest sales of all of our five target markets for the three months ended December 31, 2011, October 1, 2011 and January 1, 2011. Sales to that market for the three and nine months ended December 31, 2011 decreased 17% and 20%, respectively, compared to same periods of the prior fiscal year due to decreased sales of our analog switches and high voltage pulser ICs and chipsets due to the soft general economic conditions and due to increased competition in this space which has also caused reductions in average selling prices.  Sequentially, net sales decreased 21%, also due to the soft economy and in part due to normal seasonal decline.

In recent years, the overall medical ultrasound imaging equipment unit volume has been shifting from big console systems to portable units and to hand-carried devices, which has driven the ultrasound imaging equipment market growth along with product upgrades for console cart-wheel machines and large stationary systems.  Because of space and power constraints, there are more requirements for circuit integration, and with our high voltage IC technology we have been among the most qualified to support these requirements. Geographically, the medical imaging equipment market is expanding very rapidly in China, India and many African countries.  Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and manufacturers of medical ultrasound imaging machines, to whom we have sold our products successfully.  While sales to these OEMs continue to grow as they develop new machines, we see significant growth opportunities with OEMs in China and Korea, especially in the low cost portable machines. We are expanding our product development activities and product offerings to capitalize on these market growth opportunities.  Through the introduction of our new integrated solutions along with our discrete transistor and array building block product offerings, we believe we will continue to be a major player in this business.

Sales of our product offerings for the EL/printers market, which consist of EL inverter ICs, printer head ICs, flat panel display ICs and custom processing services, for the three and nine months ended December 31, 2011 were slightly lower compared to the same periods in the last fiscal year, decreasing 2% in both periods. Reduced sales of our EL inverter ICs to a hand-set OEM for a family of mobile phone products and of certain display drivers were partially offset by increased sales of printer head drivers and custom processing services. Sequentially, sales decreased 23% primarily due to the soft economy causing lower customer demand for our printer head drivers.

Sales in the industrial and other markets for the three and nine months ended December 31, 2011 decreased 17% and 8%, respectively, when compared to the same periods in the prior fiscal year. The year-over-year quarterly reduction is due to reduced sales of products for an ATE application and for custom processing services. The year-to-date reduction compared to last year is due to reduced sales of our custom processing services. Compared to the prior quarter, total sales in the industrial and other markets decreased 16% due to reduced sales of various drivers for a broad set of applications.

The year-over-year quarterly and year-to-date sales declines of LED driver ICs of 57% and 56%, respectively, resulted primarily from our major LCD TV customer supplying a substantial portion of its requirements of LED drivers for LED backlighting internally due to lower cost and from a very soft TV market. Sequentially, total LED driver IC sales decreased by 5%. We believe that sales of LED driver ICs for general lighting will grow as our new products are being designed into new lighting applications.

Sales to the telecom market for the three and nine months ended December 31, 2011 decreased 59% and 53%, respectively, compared to the same periods of the prior fiscal year. These decreases were primarily due to lower shipments of high voltage driver ICs for optical MEMS applications. Sequentially, sales to the telecom market increased 8% primarily due to higher shipments of these high voltage driver ICs for optical MEMS applications.

Our principal markets are in Asia, the U.S., and Europe.  Sales by geographic regions as well as year-over-year and sequential percentage changes were as follows, where international sales include sales to U.S. based customers if the products are delivered to their contract manufacturers outside the U.S. (in thousands except percentages):

	Three Months Ended					Nine Months Ended
Net Sales	December 31, 2011	October 1, 2011	January 1, 2011	Sequential Change	Year-Over-Year Change	December 31, 2011	January 1, 2011	Year-Over-Year Change
United States	$5,310	$5,390	$5,238	-1%	1%	$16,881	$17,774	-5%
China	3,358	4,147	4,626	-19%	-27%	12,440	17,254	-28%
Asia (excluding China and Singapore)	2,451	3,033	3,877	-19%	-37%	8,016	13,596	-41%
Singapore	1,662	2,609	1,854	-36%	-10%	6,863	6,308	9%
Europe	1,221	1,704	3,994	-28%	-69%	4,633	9,780	-53%
Other	64	77	86	-17%	-26%	251	477	-47%
Net Sales	$14,066	$16,960	$19,675	-17%	-29%	$49,084	$65,189	-25%

International Sales	$8,756	$11,570	$14,437	-24%	-39%	$32,203	$47,415	-32%

Domestic Sales	5,310	5,390	5,238	-1%	1%	16,881	17,774	-5%
Net Sales	$14,066	$16,960	$19,675	-17%	-29%	$49,084	$65,189	-25%

Total net sales to international customers for the three and nine months ended December 31, 2011 compared to the same periods last year decreased 39% and 32%, respectively. The year-over-year decreases were primarily due to decreases in sales of LED drivers for backlighting LCD TVs, analog switches and high voltage pulser ICs and chipsets for medical ultrasound products, and electroluminescent ("EL") inverters for a cell phone application. Compared to the prior quarter, total net sales to international customers decreased 24% primarily due to lower sales of high voltage pulser ICs and chipsets for medical ultrasound products and printer head drivers. The year-to-date international sales reduction of 32% was due to the weak international economy.

Total net sales to domestic customers for the three and nine months ended December 31, 2011 increased 1% and decreased 5%, respectively, compared to the same periods of the prior fiscal year and decreased 1% sequentially. The year-to-date domestic sales reduction of 5% was due to soft domestic economic conditions.

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

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 31, 2011	October 1, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Gross Margin Percentage	38%	50%	53%	47%	55%
Included in Gross Margin Percentage Above:
Gross Margin Benefit from Cost of Previously Written Down Inventory Sold	$231	$249	$358	$775	$935
Percentage of Net Sales	2%	1%	2%	2%	1%

Gross profit for the three and nine months ended December 31, 2011 was $5,358,000 and $22,952,000 compared to $10,334,000 and $36,068,000, respectively, for the same periods of the prior fiscal year. As a percentage of net sales, gross margin was 38% and 47% for the three and nine months ended December 31, 2011 compared to 53% and 55%, respectively, for the same periods of the prior fiscal year. The year-over-year quarterly decrease in gross profit and gross margin was primarily attributable to decreased sales resulting in lower fab utilization including an idle capacity charge of $260,000 for the third quarter of fiscal 2012 and an increase in charges for excess and obsolete inventory. The year-over-year nine month decrease in gross margin resulted from decreased sales resulting in lower fab utilization including idle capacity charges of $1,369,000 for the nine months of fiscal 2012, an increase in charges for excess and obsolete inventory, unfavorable product mix, and reduced average selling prices primarily in certain medical ultrasound products.

Gross margin for the three months ended December 31, 2011 decreased from 50% to 38% compared to the prior quarter due to lower sales, decreased fab capacity utilization and an increase in charges for excess and obsolete inventory. We decreased our wafer starts and fab activity which helped drive a $2.2 million inventory reduction.

We wrote down excess and obsolete inventory totaling $1,471,000 and $2,946,000, respectively, for the three and nine months ended December 31, 2011 compared to $157,000 and $694,000 for the same periods of the prior fiscal year.

Research and Development ("R&D") Expenses

R&D expenses include payroll and benefits, development costs, and depreciation. We also expense prototype wafers and mask sets related to new product development as R&D expenses.

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 31, 2011	October 1, 2011	January 1, 2011	Sequential Change	Year-Over-Year Change	December 31, 2011	January 1, 2011	Year-Over-Year Change
R&D Expenses	$3,480	$3,220	$3,692	8%	-6%	$10,514	$10,823	-3%
Percentage of Net Sales	25%	19%	19%			21%	17%

The quarterly year-over-year decrease of $212,000 was due to a decrease in the cost of development wafer processing of $410,000, partially offset by higher employee compensation expenses of $178,000 including employee stock based compensation.  The nine month year-to-date decrease of $309,000 was primarily due to reduced expense of $297,000 related to our Non-Qualified Deferred Compensation Plan ("NQDCP") as the assets in the NQDCP decreased in fair market value by $170,000 compared to an increase in fair market value of $127,000 last year. The sequential increase of $260,000 was primarily due to increased expense of $507,000 related to the NQDCP as the assets in the NQDCP increased in fair market value by $162,000 compared to a decrease of $345,000 last quarter. This increase in expense was partially offset by a decrease in the cost of development wafer processing of $135,000 and lower employee compensation expense of $103,000.

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

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 31, 2011	October 1, 2011	January 1, 2011	Sequential Change	Year-Over-Year Change	December 31, 2011	January 1, 2011	Year-Over-Year Change
SG&A Expenses	$3,269	$2,706	$3,501	21%	-7%	$9,226	$10,673	-14%
Percentage of Net Sales	23%	16%	18%			19%	16%

The year-over-year quarterly decrease of $232,000 was primarily due to lower professional services expense of $308,000, partially offset by higher payroll costs. The nine months year-to-date decrease of $1,447,000 was primarily due to lower professional services expense of $757,000, lower NQDCP expense of $361,000 as the assets in the NQDCP decreased in fair market value by $86,000 compared to an increase in fair market value of $275,000 for the same period last year, lower profit sharing bonus of $286,000, and lower sales incentives expenses of $232,000, partially offset by increased payroll expense of $301,000. The sequential increase of $563,000 resulted primarily from an increase in fair market value of investments held by our NQDCP versus a decrease last quarter which accounted for a difference of $538,000.

Interest Income and Other Income (Expense), Net

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 31, 2011	October 1, 2011	January 1, 2011	Sequential Change	Year-Over-Year Change	December 31, 2011	January 1, 2011	Year-Over-Year Change
Interest Income	$251	$234	$172	7%	46%	$737	$589	25%
Other Income (Expense), Net	533	(819)	273	165%	95%	(170)	490	-135%
Total Interest and Other Income (Expense) , Net	$784	$(585)	$445	234%	76%	$567	$1,079	-47%
Percentage of Net Sales	6%	-3%	2%			1%	2%

Interest income consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments. For the three and nine months ended December 31, 2011, interest income increased $79,000 and $148,000, respectively, compared to the same periods of the prior fiscal year. This resulted from higher investment yields. Sequentially, interest income was slightly higher.

Other income (expense), net, consists of changes in the fair market value of investments held by our NQDCP, sales of fixed assets, foreign exchange gains and losses and other miscellaneous income and expense items. Other income, net for the third fiscal quarter increased $260,000 compared to the same period last year primarily due to a greater increase in fair market value of our NQDCP of $136,000.  On a year-to-date basis, the decrease in other income (expense), net was primarily due to a reduction in NQDCP assets in fiscal year 2012 by $312,000 resulting in an overall other expense of $170,000 compared to an other income of $490,000 for the same period last year which resulted from an increase in fair value of  NQDCP assets of $457,000. Sequentially, the increase in fair value of our NQDCP asset accounted for $1,231,000 of the $1,352,000 difference in other income, net of $533,000 in the third fiscal quarter compared to other expense, net of $819,000 in the second fiscal quarter.

Provision for Income Taxes

The income tax provision for the interim period represents federal, state and foreign taxes and reflects our computed estimated annual effective tax rate. The tax provision differs from the taxes computed at the federal and state statutory rates primarily due to the effect of foreign rate differentials, R&D tax credits, non-deductible stock-based compensation expense, tax exempt interest income and tax contingencies.

The income tax benefit for the three months ended December 31, 2011 was $703,000 on a loss before tax of $607,000 at the effective tax benefit rate of 116% compared to an income tax provision of $306,000 on income before tax of $2,017,000 at the effective tax rate of 15% for the prior quarter, and an income tax provision of $726,000 on income before tax of $3,586,000 at the effective tax rate of 20% in the third quarter of the prior fiscal year. The year-over-year quarterly change in estimated tax rate was primarily due a pre-tax loss compared to a pre-tax profit last year and changes in where we expect our income and losses to be generated this year between our US and Hong Kong entities which have different tax rates.

The provision for income taxes for the nine months ended December 31, 2011 was $303,000 on income before tax of $3,779,000 at the effective tax rate of 8% compared to $4,861,000 on income before tax of $15,651,000 at the effective tax rate of 31% in the same period of the prior fiscal year. The year-over-year decrease in estimated tax rate for the nine-month period was primarily due to changes in where we expect our income and losses to be generated this year between our US and Hong Kong entities which have different tax rates and reductions in state taxes, partially offset by our inability to claim the U.S. manufacturing tax deduction due to a limitation in income.

We maintain liabilities for uncertain tax positions within our income taxes payable account. The determination of the liability amount involves considerable judgment and estimation, and is continuously monitored by management, based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

Financial Condition

Overview

We ended the third quarter of fiscal 2012 with $155,193,000 in cash, cash equivalents, short-term and long-term investments. This represents a decrease of $8,729,000 when compared with the amount of $163,922,000 as of April 2, 2011 resulting from the repurchase of our stock for $15,897,000, partially offset by cash provided by operating activities of $8,793,000 and proceeds from exercise of stock options granted under the 2001 and 2009 Plans and purchases of stock under the ESPP. Working capital is defined as current assets less current liabilities. As of December 31, 2011, working capital was $152,962,000, a decrease of $3,711,000 from $156,673,000 as of April 2, 2011.  The decrease in working capital was primarily the result of stock repurchases partially offset by auction rate security redemptions, proceeds from exercise of stock options granted under the 2001 and 2009 Plans, purchases of stock under the ESPP, and cash generated from operating activities.

Since we announced the twenty-six month $60 million stock repurchase program at the end of January 2011, as of February 8, 2012, we have repurchased approximately 1,105,000 shares for a total of $22,164,000.

Liquidity and Capital Resources

 In summary, our cash flows are as follows (in thousands):

	Nine Months Ended
	December 31, 2011	January 1, 2011
Net cash provided by operating activities	$8,793	$14,137
Net cash used in investing activities	(1,396)	(1,818)
Net cash (used in) provided by financing activities	(14,517)	2,282
Net (decrease) increase in cash and cash equivalents	$(7,120)	$14,601

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the nine months ended December 31, 2011, net cash provided by operating activities was $8,793,000 compared to $14,137,000 for the same period of the prior fiscal year. The decrease of $5,344,000 primarily resulted from lower net income after non-cash adjustments of $5,352,000 offset by a small increase from changes in assets and liabilities. Notwithstanding the overall decrease in net cash provided by operating activities, the non-cash adjustments in the first nine months of fiscal 2012 increased cash flow from operating activities by $1,962,000 more than those of the same period of last fiscal year. These higher non-cash adjustments were primarily due to an increase in the provision for excess and obsolete inventory resulting from a general decrease in sales this year versus an increase last year as well as inventory write-downs due to several customer product transitions. Also contributing to the higher non-cash adjustments were an unrealized loss from short-term investments categorized as trading compared to a gain in the same period of last fiscal year, and a higher amortization of premium paid on our short-term investments. The small increase from changes in assets and liabilities was due to several offsetting items. Increasing cash flow from operating activities were an inventory reduction this year compared to a large increase in inventory last year, lower prepaid income taxes this year compared to an increase last year, and reduced trade accounts receivables this year due a lower sales trend. These increases were offset by reduced income taxes payable compared to an increase in the prior fiscal year, an increase in prepaid expenses and other assets compared to a small decrease last year, a decrease in trade accounts payable and accrued expenses due to lower sales and reduced production activity compared to increases last year, and a greater decrease in deferred revenue as distributor inventory in fiscal 2012 decreased due to the soft economy.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales, maturities and redemptions of short-term and long-term investments. Net cash used in investing activities for the nine months ended December 31, 2011 was $1,396,000 compared to $1,818,000 for the same period of last fiscal year. This difference of $422,000 was primarily due to increased sales and maturities of short-term investments of $30,280,000, partially offset by increased purchases of investments of $29,956,000. We expect to spend approximately $1,200,000 for capital acquisitions in fiscal 2012, of which we have spent $778,000 during the first nine months of fiscal 2012. We believe that we have substantial production capacity in place to handle our forecasted business for the remainder of fiscal 2012 and fiscal 2013.  We also believe that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Our investment portfolio is primarily comprised of corporate bonds, municipal bonds, government agency bonds, discount notes, certificates of deposits, and ARS.

As further described in Note 3, auction failures of our ARS have limited our ability to liquidate them to date at par value, and may continue to limit our ability to liquidate them at par value for some period of time. However, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. As of December 31, 2011, we had approximately $152,962,000 of working capital, including approximately $129,193,000 of cash, cash equivalents, and short-term investments, and we have generated positive cash from our operations every quarter over the past 19 years.

Financing Activities

Financing cash flows consists primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans and sale of stock through the ESPP, stock repurchased under our previously announced stock repurchase plan, and reclassification of non-cash excess tax benefit from operating into financing activities as required by authoritative guidance for stock compensation. Net cash used in financing activities for the nine months ended December 31, 2011 was $14,517,000 due to repurchases of our shares in the open market, partially offset by proceeds from the exercise of stock options granted under the 2001 and 2009 Plans and stock purchases under the ESPP of $1,380,000. Net cash provided by financing activities for the nine months ended January 1, 2011 was $2,282,000 due to the proceeds from the exercise of stock options granted under the 2001 and 2009 Plans and stock purchases under the ESPP of $2,277,000 and excess tax benefit of $5,000 related to stock based compensation.

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

The following table summarizes our significant contractual cash obligations as of December 31, 2011, which consist of operating facility lease obligations and purchase obligations as described above, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years
Operating lease obligations (1)	$3,046	$848	$693	$658	$634	$213
Purchase obligations	5,102	4,134	481	487	-	-
Total contractual cash obligations	$8,148	$4,982	$1,174	$1,145	$634	$213
_____________
(1)
We lease facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense for the three and nine months ended December 31, 2011 amounted to $262,000 and $808,000, respectively, compared to $266,000 and $789,000 for the same periods of the prior fiscal year.

As of December 31, 2011, our liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables, was $3,169,000. As of December 31, 2011, we have accrued $562,000 of interest and $414,000 of penalties associated with our uncertain tax positions. We did not include these obligations in the table above as we cannot determine the exact amount or timing of such cash payments that would be made associated with these uncertain tax positions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of the investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio is comprised of corporate bonds, municipal bonds, government agency bonds, discount notes, certificates of deposits and ARS we hold. During the three and nine months ended December 31, 2011, investments and cash and cash equivalents generated interest income of $251,000 and $737,000, compared to $172,000 and $589,000, respectively, for the same periods of the prior fiscal year.  Based on the par value of our investments (excluding the fair market value of our NQDCP) and cash and cash equivalent balances as of December 31, 2011, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $374,000.

As of December 31, 2011, we had no long-term debt outstanding.

Our ARS are in the form of auction rate bonds whose interest rates were reset every thirty-five days through an auction process. ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we encountered with regard to our ARS beginning February 2008, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We believe the declines in our ARS fair value due to the lack of liquidity are temporary. In the event we need to access the funds associated with failed auctions, they are not expected to be available until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process, or the underlying security has matured. As of December 31, 2011, our ARS had a total par value of $28,050,000 and contractual maturities between 20 and 30 years.

Due to the temporary impairment in value of our ARS, we recorded an unrealized loss of $2,050,000 to their par value as of December 31, 2011, which decreased from $2,550,000 as of April 2, 2011, primarily because of additional redemptions of our ARS at par value during nine months ended December 31, 2011.

The ARS we hold are backed by student loans and are primarily guaranteed by the US Department of Education. In addition, all the ARS we hold are rated by the major independent rating agencies as AAA. As a result, we believe the credit risk of default or not redeeming at par is very low.

If the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the US government fails to support its guaranty of its obligations, or the credit quality of these ARS declines, we may be required to further adjust the carrying value of these ARS and record other-than-temporary impairment charges in future periods, which could materially affect our financial condition. However, we expect that we will receive the principal associated with these ARS through one of the means described above. Based on our ARS holdings specifically as of December 31, 2011, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $70,000.

In August 2011, one major credit rating agency downgraded the credit rating of U.S. government securities due in part to a belief that the government's recently enacted fiscal consolidation plan is inadequate to stabilize the government's medium-term debt dynamics combined with the extremely difficult discussions to arrive at that plan. Other major credit rating agencies have not yet but could in the future similarly downgrade the credit rating of U.S. government securities.  The credit ratings of our ARS could correspondingly decline as have, on a case by case basis, the credit ratings of certain other debt linked with the U.S. government's debt.  This in turn could cause the fair value of our ARS to decline permanently or be other than temporarily impaired, in which case we would be required to take an impairment charge which would flow through our income statement as an expense.  However, we believe the credit rating of our ARS would remain relatively high even after any such downgrade.

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

Evaluation of Disclosure Controls and Procedures:  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2011, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect such control.

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

We engaged in certain export-related activities consisting of having one of our integrated circuits shipped to assemblers and its wholly-owned subsidiary in Hong Kong for assembly and testing. Upon realizing that these activities may have inadvertently violated the International Traffic in Arms Regulations ("ITAR") and the Arms Export Control Act, we investigated the facts and circumstances and voluntarily disclosed them to the U.S. Department of State. The U.S. Department of State notified us in September 2011 that although it had determined that these activities violated the ITAR, it was closing the case without fine and without taking further action, while reserving the right to re-open the case if the circumstances warrant. The U.S. Department of State cautioned us to take actions to strengthen our compliance processes and procedures, which we believe we have done. Among other measures, since becoming aware of these ITAR issues, we have moved the assembly and testing of these products to ITAR-compliant onshore facilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of share purchase activities by us during the three months ended December 31, 2011. There was no purchase activity during that period by an "affiliated purchaser" of ours as defined in Rule 10b-18(a)(3).

Period	Total Number of Shares Purchased	(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
10/02/11 - 10/29/11	116,950		$17.61	116,950		1,396,279
10/30/11 - 11/26/11	-		-	-		1,396,279
11/27/11 - 12/31/11	1,004		17.49	1,004		1,395,275
Total	117,954		$17.61	117,954
_________________________________
(1)
Our current share repurchase program, under which we repurchased these 117,954 shares during the three months ended December 31, 2011, has been in place since 1999. Although we publicly announced the most recent 1,944,145 share program increase, we are not certain but do not believe we publicly announced this program at its inception, although our financial statements have reflected purchases from time to time under this program. These 117,954 shares were purchased in open market transactions.

(2)
We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. The board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a share repurchase program authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced the inception of the 1999 repurchase program. On January 30, 2008, and January 21, 2011, the board of directors amended the 1999 repurchase program to add 1,000,000 and 1,944,145 shares, respectively. The 1999 repurchase program has no expiration date, other than, unless extended, when all of the shares in the program have been repurchased. As of December 31, 2011, there were 1,395,275 shares remaining in the 1999 repurchase program. Neither this program nor any other repurchase program or plan has expired during the three months ended December 31, 2011 nor have we decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

We have had share repurchase programs in place since 1992 under which our board of directors authorized us to repurchase an aggregate of 4,844,145 shares.

Since the inception of these repurchase programs in 1992 through December 31, 2011, we have repurchased a total of 3,448,870 shares of the common stock for an aggregate cost of approximately $58,715,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of December 31, 2011, there were 1,395,275 shares authorized for future repurchase under our current program.

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

Dated: February 8, 2012
By: /s/PHILLIP A. KAGEL
Phillip A. Kagel
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)