Form 10-K
period 2012-03-31
SUPERTEX INC
filed 2012-06-14
CIK 730000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
(x)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended March 31, 2012
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _______ to ________
Commission File No. 0-12718

SUPERTEX, INC.
(Exact name of Registrant as specified in its charter)

California	94-2328535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 229.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Check one.
Large accelerated filer ☐           Accelerated filer ☒            Non-accelerated filer ☐            Smaller Reporting Company ☐

As of September 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, there were 12,168,873 shares of the registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was $186,156,348, based on the closing price reported on the NASDAQ National Market on September 30, 2011. Shares of common stock held by officers, directors and other persons who may be deemed "affiliates" of the Registrant have been excluded from this computation.  This determination of affiliate status is not necessarily a conclusive determination for other purposes. The total number of shares outstanding of the Registrant's common stock as of June 1, 2012, was 12,008,921.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Documents Incorporated by Reference:  Part III incorporates by reference portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on August 17, 2012 (the "Proxy Statement").

Exhibit Index is on Page 75
Total number of pages is 76

SUPERTEX, INC.
ANNUAL REPORT - FORM 10K

Table of Contents

		PART I
			Page
Item	1.	Business	1
Item	1A.	Risk Factors	10
Item	1B.	Unresolved Staff Comments	13
Item	2.	Properties	13
Item	3.	Legal Proceedings	14
Item	4.	Mine Safety Disclosures	14

		PART II

Item	5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	15
Item	6.	Selected Financial Data	19
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	34
Item	8.	Financial Statements and Supplementary Data	36
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36
Item	9A.	Controls and Procedures	36
Item	9B.	Other Information	38

		PART III

Item	10.	Directors, Executive Officers, and Corporate Governance	38
Item	11.	Executive Compensation	38
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38
Item	13.	Certain Relationships and Related Transactions, and Director Independence	39
Item	14.	Principal Accountant Fees and Services	39

		PART IV

Item	15.	Exhibits and Financial Statement Schedules	40

Signatures			42

PART I

Item 1.  Business

This Annual Report on Form 10-K includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates," and variations of these words and similar expressions, are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that our recently introduced and future new products will be drivers for increased revenue and that our growth strategy relies on our ability to continuously and successfully introduce and market new innovative products that meet our customers' requirements; (2) our expectation that we will soon introduce a low cost, high performance low noise amplifier ("LNA"); (3) our expectation to introduce a greater number of products for the ultrasound market in fiscal 2013 than the 18 we introduced in fiscal 2012 and our belief that we will continue to be a major player in this business; (4) our expectation to introduce a significant number of new LED driver products for the solid-state lighting market in fiscal 2013, that this market will continue to increase in fiscal 2013 and become a large market during the next few years,  and that shipments of our LED drivers will increase during fiscal 2013 which will drive increases in our overall sales to the LED lighting market from our current quarterly run rate; (5) our expectation to leverage our newly-developed high voltage design processes to introduce many new products in our target markets and our expectation to complete many of the approximately 45 products currently under development during fiscal years 2013 and 2014; (6) our belief  that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in research and development; (7) our belief  that we are well positioned to fulfill our wafer manufacturing capacity needs for the near future and that almost all of the current backlog will be shipped in fiscal 2013; (8) our expectation that our effective tax rate in fiscal 2013 will be 25%; (9) our belief  that our patents may have value and that our success depends primarily on the experience, creative skills, technical expertise, and marketing ability of our personnel rather than on the ownership of patents;  (10) our belief that our deferred tax assets will be utilized and our effective tax rate will be 25%; (11) we see significant opportunities with medical ultrasound imaging machine companies in China and Korea for our medical ultrasound products; (12) our belief that our continued growth and success will depend in part on our ability to attract and retain highly skilled employees; (13) our expectation that R&D spending in fiscal year 2013 will be between 18% and 22% of net sales; (14) our expectation that our international sales will continue to account for a significant portion of our total sales; (15) our belief that possible third party claims and assessments are unlikely to result in a material adverse impact; (16) our belief  that we will be able to recover our ARS at par value in a future period, that the estimated range of fair value of our ARS is appropriate, that their credit quality is high and that the auction failures will not materially impact our ability to fund our working capital needs, capital expenditures and other business requirements; (17) our expectation to spend approximately $4,300,000 on capital equipment in fiscal 2013; (18) our belief  that we have substantial production capacity in place to handle any projected increase in business in fiscal 2013 and our belief that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months; (19) our belief  that the effect of our contractual obligations will be minimal on liquidity and cash flow in future periods; (20) our belief  that our cash exposure to fluctuations on foreign exchange rates is relatively small, thus we do not employ hedging techniques designed to mitigate this foreign currency exposure; (21) our expectation that we will repurchase shares under our repurchase program at approximately the same rate during the last 10 months of fiscal 2013 as we did during the prior 16 months, meaning that we will repurchase approximately $15 million worth of shares in the last ten months of fiscal 2013;  and (22) Our belief that we have taken sufficient actions to comply with ITAR. These statements are only predictions, are not guarantees, of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in Item 1A "Risk Factors" and elsewhere in this report, as well as the risks (1) that our patents may not have material value and that there may not be a market to cross-license them; (2) that there may be alternative ways for us to maintain our competitive position than through investments in R&D, that these alternatives may cost us less money or be more effective than investments in R&D, that our investments in R&D may not result in new products, and that even if our investments in R&D result in new products, these products may not enable us to maintain our competitive position; (3) that the failures of the auction markets may continue and the government guarantees on our securities may not be as strong as we had thought so that we would incur losses on our ARS; (4) that we will not generate enough cash from operations to meet our cash and working capital requirements through the end of fiscal 2013 especially in light of our stock repurchase program; (5) that we need to spend more on capital acquisitions than anticipated, or that we overestimate or underestimate our need for capital acquisition; (6) that changes in short-term interest rates are significant enough to affect our investment portfolio; (7) that our customers and potential customers will not design our devices into their products or their products containing our devices will not have the demand we anticipate, or competitors will design products in our niche and drive down our prices and gross margins; (8) that our newly introduced products will not be widely adopted so that they do not generate substantial revenue; (9) that our estimates of trends in our focus markets are inaccurate and in particular that the medical ultrasound opportunities in South Korea and China may not materialize and the use of LEDs in general lighting may not expand; (10) there may be changes in where our sales occur, changes in tax rates or tax law, or other audit results which cause our tax rate to deviate from our expected 25%; and (11) the market for our shares may not have enough volume to enable us to repurchase as many shares as we anticipate or our stock price could increase so that we choose to discontinue repurchases for a time period. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Supertex, Inc. ("Supertex," the "Company," "we," and "us") is a producer of high voltage analog and mixed signal semiconductor components.  We design, develop, manufacture, and market integrated circuits ("ICs"), utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  With respect to our DMOS transistor products, we maintain an established application specific position in providing key products for the industrial, telecommunications, instrumentation, medical, and automatic test equipment ("ATE") industries.  We are also an industry leader in high voltage ICs (HVCMOS and HVBiCMOS), taking advantage of the best features of CMOS, bipolar and DMOS technologies and integrating them into the same chip.  These ICs are used in the medical ultrasound imaging, LCD TV LED backlighting, LED general lighting, telecommunications, printer, flat panel display, industrial and consumer product industries.

We market and sell our products through direct sales personnel, independent sales representatives and distributors in the United States of America and abroad, primarily to original equipment manufacturers of electronic products.  Our executive offices are located at 1235 Bordeaux Drive, Sunnyvale, California, 94089, and our principal manufacturing facilities are located in San Jose, California, and in Hong Kong. We have two design centers, one in our Sunnyvale worldwide headquarters and the other in our wholly owned subsidiary, Supertex, Ltd. in Hong Kong.  Our Hong Kong facility also houses the headquarters of Supertex, Ltd., worldwide logistic and distribution center, and production test facilities. We maintain ten direct field sales offices located in the following areas: Arlington, Texas; Oley, Pennsylvania; the United Kingdom; Germany; Hong Kong, Shanghai & Shenzhen, China; Taiwan; Japan; and South Korea.  Our headquarters' mailing address is 1235 Bordeaux Drive, Sunnyvale, California 94089 and the telephone number is (408) 222-8888.  Our website address is www.supertex.com. The content of the website is not incorporated into this Form 10-K.

Products and Markets
Our four target markets for our semiconductor components are medical electronics, lighting using light emitting diodes ("LEDs"), printers and devices using electro-luminescent ("EL") lamps, and telecommunication. Our products are primarily used in medical ultrasound imaging equipment; LED modules for general lighting and for backlighting LCD TVs and computer monitors; large commercial ink-jet printers and EL modules for backlighting cellphone keypads and other LCD displays; and optical MEMS for telecommunications switches.  Our products are basically interface products, interfacing between low voltage logic circuits and high voltage "real world" media and vice versa.  We supply both standard and custom products. The typical gestation period of our new products from introduction through design-in by the customer to volume production is one year, although certain products for medical applications have longer gestation periods. During fiscal 2012, we introduced twenty-seven new standard products, the majority of which were aimed at high growth markets such as medical ultrasound imaging and solid-state LED lighting.  We expect our recently introduced products as well as our future new products to be drivers for increased revenue as our customers design them into their products under development which they then introduce and which start volume production.

We also provide custom processing services for the manufacture of ICs, using customer-owned designs and mask tooling. Under this "custom processing service" or "foundry" arrangement, a tangible product is made and sold, and the Company bears the risk of loss until title is passed. Title to the product under the custom processing service arrangement is passed to the customer at the time of shipment from our facility. During fiscal 2012, sales of custom processed products represented approximately 12% of our total revenues compared to 11% in fiscal 2011. Sales of custom processing services are categorized and included in the sales of our target markets.

The products in our target markets are described below.

The Medical Electronics Market
We have provided both standard and high-end custom ICs to the ultrasound imaging market for many years and have established key business relationships with leading OEMs.  The products we manufacture for this market include high voltage analog multiplexer switches, pulsers, beam formers, transmit/receive (T/R) switches, low noise amplifiers ("LNA"), high-speed MOSFET drivers and discrete high voltage MOSFETs and arrays.

We are the leading high voltage analog switch and high voltage integrated pulser product provider in this market segment.  In recent years, the overall ultrasound market has been shifting to portable ultrasound imaging units. These high-performance, portable, and affordable medical imaging systems are accelerating the proliferation to other applications in addition to existing cardiology and obstetrics/gynecology applications. Even within these traditional clinical diagnostic segments, cardiology ultrasound imaging is showing an exciting pipeline of technological innovations and strong procedural volume growth. The adoption of ultrasound imaging by new user groups -- surgeons and emergency ward physicians -- is also spurring medical ultrasound imaging system market growth.

Our high voltage expertise affords us a leading position in the ultrasound "transmit" market with MOSFET drivers, high voltage analog switches and multiplexers, high voltage pulsers, and complementary high voltage MOSFET arrays. However, at the request of certain customers, we have designed a low cost, high performance LNA which is expected to be introduced soon. We released 18 new medical ultrasound products in fiscal 2012, and expect to introduce a greater number of products for the ultrasound imaging market in fiscal 2013.

The market for our ultrasound imaging products continues to grow. The capabilities and performance of the machines that utilize our products continue to improve, allowing them to be used more broadly across a wider spectrum of imaging applications than ever before. Geographically, the market is expanding as well. Traditionally, the United States, Europe and Japan have been the main designers and producers of medical ultrasound machines. While companies in these areas continue to grow and develop new machines, we are also seeing significant opportunities for us from ultrasound machine companies in China and Korea.

The LED Drivers Market
Supertex offers an extensive line of high-performance LED driver products for the solid-state lighting market, ranging from simple, low-cost linear regulators to feature-rich switching regulators configured in buck, boost, buck-boost, and single ended primary inductance converter ("SEPIC") topologies. As one of the pioneers in the high voltage LED driver IC market, we have established a strong market position.  We have developed many efficient and cost effective products for general lighting in automotive, industrial, and consumer applications, and for backlighting LCD TVs and computer monitors. We expect to introduce a significant number of new LED driver products for the solid-state lighting market in fiscal 2013.

The Printers/EL Drivers Market
We offer the following two product lines:

(1)
A family of products for driving EL lamps for backlighting hand-held instruments, such as cell phone keypads, watches, thermostats, monochrome LCD screens and MP3 players. We are one of the key providers of EL drivers for cell phones and watches, and we have a significant share of this market due to our patented inductorless EL driver ICs.  EL is preferred over LED when space, power consumption and uniformity of the display are important.

(2)
Driver ICs for driving non-impact printers and plotters are primarily used in inkjet technologies. Our printer product family is used in ink-jet and electrostatic types of printers and plotters that are mostly high-end products with full glossy color capability, high resolution and high-speed output.

The Telecommunications ("Telecom") Market
We provide high voltage amplifier ICs to drive optical micro-electro-mechanical systems (MEMS) for the telecommunications market for use in optical switching applications. Our MEMS driver ICs feature high channel count per chip and are capable of driving output voltages of up to 300 volts.  We also produce high voltage electronic switch ICs that replace typical electromechanical hook switches in telephones, high voltage ICs for use as ring generators, and protection ICs for line cards.

The Industrial/Other Market
This market category primarily represents ICs and DMOS devices we design and manufacture for various industrial and other catch-all applications. Also included in this category are high voltage driver ICs used in ATE and power management.

Net sales generated from each of these markets is discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the "Net Sales" section.

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

In the DMOS transistor technology, we focus on certain specific niches such as very low threshold, low capacitance, and low leakage devices where these features justify a premium and are most suitable for special applications such as medical ultrasound imaging, LED lighting, telecommunication, ATE, and hand-held instruments.  These high voltage DMOS transistor products also serve as building blocks and predecessors to a fully integrated solution -- our high voltage ICs.

We operate in one business segment.  Information regarding Supertex, Inc.'s Segment Reporting can be found in Note 13 to the Consolidated Financial Statements.

Research and Development
We incurred expenses of $14,399,000, $14,851,000, and $15,404,000 on research and development activities during fiscal years 2012, 2011 and 2010, respectively. Our research and development activities in fiscal 2012 were dedicated to developing new high voltage processes, both internal and with external foundry partners, resulting in a total of twenty-seven new standard product introductions. The products introduced in fiscal 2012 were primarily targeted for use in the rapidly growing LED and medical ultrasound industries. As we move forward into fiscal 2013, we expect to continue to leverage our newly-developed high voltage designs and processes to introduce many more new products for these markets, as well as for our other target markets. There are currently approximately 45 products in development, many of which are expected to be completed during fiscal years 2013 and 2014, although there is no assurance that all these products will be completed or introduced due to market conditions, technical difficulties, or other factors.

Our products, which we strive to make best in class, have experienced very good traction in the marketplace, leading to significant design wins in all our target markets. We believe best in class products are those that provide the best performance at a competitive price, where in the case of LED drivers performance is measured by receiving high input voltage and producing tightly controlled output current. Most of our design wins resulted from close collaboration with the Tier-1 customers in their respective markets and a shorter design and development cycle to support our customers' needs. We believe that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in research and development. We focus our efforts on designing new products with existing process technologies while also developing new process technologies to be used for future products. We continuously strive to effectively monitor and control our research and development programs in order to obtain improved performance and greater technological achievements at lower costs. Because we have our own wafer fabrication facility ("fab") with ample capacity and our designers have years of experience in our target markets, we can tailor our processes and circuits to meet customer needs which we can respond to much more expediently and ramp up production. For smaller feature sizes below 0.5 micron, we use our foundry partners in Asia. We have developed many new products to reduce cost with these foundry partners.

Manufacturing
Our manufacturing operations include wafer fabrication in San Jose, California; limited proto-type assembly and packaging in Sunnyvale, California; and product testing and quality control in Sunnyvale, California and Hong Kong.  Of our long-lived tangible assets, as further described in Note 13 to our financial statements included in this annual report on Form 10-K, 19% and 21% were located in our Hong Kong facility at the end of fiscal 2012 and 2011, respectively, with the remaining balance located in the U.S.  As of the end of fiscal 2012, the carrying value of all our property, plant and equipment located in Hong Kong amounted to $922,000.

We subcontract most of our standard product packaging and some production testing to independent contract assemblers, principally located in Thailand, Malaysia, Philippines and China.  After assembly, packaged units are shipped back to our Hong Kong and Sunnyvale test facilities for final product testing and quality control before shipment to customers.  Although our offshore assemblers have not experienced any serious work stoppages, such as labor strikes, political instability, or epidemics in these countries, serious work stoppages, if they were to occur, could adversely affect our assembly and test operations. We did suffer some production delays and extra expenses to qualify alternate sources due to the serious flooding in Thailand in October 2011. Even though we have qualified assemblers in different countries to reduce risk, any prolonged work stoppage or other inability to assemble and test our products would have a material adverse impact on our operating results.  Furthermore, economic risks, such as changes in tariff, currency exchange rates, or freight rates or interruptions in air transportation, could adversely affect our operating results.  We also maintain a specialized assembly area at our Sunnyvale manufacturing facilities to package engineering proto-types to ensure high priority on-time deliveries and to assemble high reliability circuits required in military and other high reliability applications.

We believe that we are well positioned to fulfill our wafer manufacturing capacity needs for the near future because currently in our first quarter of fiscal 2013 our fab is running at about fifty percent utilization and we are able to expand capacity through working extra shifts and hiring of additional manufacturing staff. We try to optimize and maintain an inventory balance based on current sales level and forecast of future demand. An amount for tactical inventory is kept in our die bank warehouse to reduce lead time in fulfilling expected, as well as unforecasted, customer orders. In addition, we carry as inventory on our balance sheet products which we own that are stored at customer hubs for some of our customers as well as products that are owned and held for resale by our distributors, both domestic and foreign, even though some of that inventory has been paid for by the distributors.

Availability of raw silicon wafers and epitaxial services began to be in tight supply during the fourth quarter of fiscal 2010 and continued through the third quarter of fiscal 2011, however for the past fifteen months supplies have been and are currently adequate. Raw silicon wafers and epitaxial services are currently obtained from multiple sources. The availability of assembly, packaging, and testing services used in the backend of our manufacturing process was also subject to longer lead times during the fourth quarter of fiscal 2010 but returned to normal lead times in the third quarter of fiscal 2011 and services remained adequate through the second quarter of fiscal 2012. However, due to the flooding in Thailand in our third fiscal quarter, one of our Thai contract manufacturers has been shut down causing shipment delays in several of our products. Availability of assembly, packaging and testing services is single sourced for certain low volume products and for the high volume runners, they are usually dual sourced.

Environmental Laws
Government regulations impose various environmental controls on the waste treatment and discharge of certain chemicals and gases after their use in semiconductor manufacturing. We believe that our activities substantially comply with present environmental regulations.  However, increasing attention has been focused on the environmental impact of semiconductor manufacturing operations.  While we have not experienced any material adverse effects on our business or financial results from our compliance with environmental regulations and installation of pollution control equipment, there can be no assurance that changes in such regulations, such as the passing of California Assembly Bill 32, "Global Warming Solutions Act," will not necessitate our acquisition of costly equipment or compliance with other requirements in the future.  We work closely with pollution experts from federal, state, and local agencies, especially from the cities of Sunnyvale and San Jose, California, to help us comply with current requirements.

Marketing and Sales
We market our standard and custom products in the United States and abroad through our direct sales and marketing personnel in our Sunnyvale headquarters and Hong Kong facility, as well as through independent sales representatives and distributors supported by our field sales managers and application engineers out of our sales offices in: Texas; Pennsylvania; the United Kingdom; Germany; Hong Kong, Shanghai & Shenzhen, China; Japan; Taiwan and South Korea.

Our marketing organization also helps us create and satisfy customer demand and manages the strategic and tactical marketing plan.  Strategic marketing encompasses analyzing current market conditions, anticipating market demands, and gathering competitive information to expeditiously act on future opportunities. We maintain strategic marketing activities in order to keep pace with future customer requirements and technology advancements to stay abreast of competition. As a leading provider of products to various specific markets, we have the advantage of working very closely with key Tier-1 customers so that we can identify their future product needs and develop our new products accordingly to satisfy these needs.  Such close collaboration has facilitated our development of a wide range of leading-edge new products and has allowed our customers to quickly develop new and more advanced products for their markets.  Tactical marketing focuses on customer fulfillment for requests of literature, samples and applications assistance, as well as generating quotes for pricing. We are gradually shifting our efforts towards stronger standard product lines although we still entertain certain custom projects for which we see good potential.

"Net sales" is defined as the sum of our direct sales to original equipment manufacturers ("OEMs") and our distributors' resale of our products valued at the price we charge to distributors.  We recognize revenue from direct product sales to end customers upon transfer of title and risk of loss, which is upon shipment of the product, provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain, and collection of the resulting receivable is reasonably assured.  For sales to OEMs, we use either a binding purchase order or signed agreement as evidence of an arrangement.  For those customers who have a hub arrangement, we recognize sales when our products are drawn from the hub to the customer's manufacturing facility or to its assembly subcontractor's manufacturing facility. Sales through our distributors are evidenced by a binding purchase order on a transaction-by-transaction basis.  Because of the uncertainty associated with pricing concessions and possible returns, with the exception of certain products, we defer the recognition of such sales and the related costs of sales until our distributors have sold the merchandise to their end customers.  Our distributors provide us an inventory balance report at the end of each period, which allows us to determine products sold to their end customers.

A significant portion of our sales is to a small number of customers.  We estimate that our OEM customer, General Electric Company, accounted for 11%, 12% and 11% of our net sales from both direct and indirect channels ("combined sales") for fiscal years 2012, 2011 and 2010, respectively.  Combined sales to another OEM customer, Samsung Electonics, accounted for 14% of our net sales for fiscal 2010. No other direct or indirect customers accounted for more than 10% of net sales in fiscal 2012, 2011 and 2010.

International sales represented 65%, 71% and 68% of net sales in fiscal years 2012, 2011 and 2010, respectively, and are made primarily through independent distributors to customers in Europe and Asia. Sales are attributed to a geographic area based on destination locations as opposed to customer headquarters. International sales are denominated only in U.S. dollars.  Although export sales are subject to certain governmental commodity controls and restrictions for national security purposes, we have not had any material adverse effects on our business or financial results because of these limitations.

Seasonality
In previous years our medical ultrasound market has been seasonally weaker in the second half of our fiscal year.  For example, in four of the past five fiscal years, we experienced relatively higher sales to the medical electronics market during the first half of our fiscal year, with either the first or the second fiscal quarter being the highest quarter of our fiscal year.  This is largely attributable to the effect of increased demand for our customers' products in their December quarter as they typically take about 90 days to build a new medical ultrasound machine. This seasonality effect during fiscal 2010 was nullified due to the economic recovery during the second half of fiscal 2010. The historical seasonality pattern returned in fiscal 2011 and continued in fiscal 2012.

Backlog
Our backlog at March 31, 2012 was approximately $16,205,000 compared with $15,162,000 and $22,317,000 at April 2, 2011 and April 3, 2010, respectively.  Our backlog at the end of fiscal 2010 was higher than typical due to the unexpected resurgence in customer orders coming out of the recession of 2008 to 2009. We expect that almost all of the current backlog will be shipped in fiscal 2013.  However, customers may cancel or reschedule orders without significant penalty, and the price of products are sometimes adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer.  In addition, the orders contained in our backlog may cover periods of various lengths. For these reasons, we believe that backlog may not be meaningful in predicting our actual net sales for any future period.

Competition
In general, competition among suppliers of semiconductor components is intense, especially in the analog sector where the gross margins are traditionally much higher, including products for the medical electronics, imaging, telecom, LED lighting, and industrial/other markets we primarily serve.  In general, we face different competitors in different markets or for different products. We compete with several larger analog semiconductor companies with far greater resources although we believe we have defended our market-leading positions successfully for many years. For example, we compete with Maxim, Hitachi and Texas Instruments in the medical electronics market; we compete with Rogers Durel and Micrel in the EL market; and we compete with Texas Instruments, NXP, O2 Micro, and other Asian suppliers in the LED lighting and backlighting market. In addition, we may compete with some of our own customers which have in-house semiconductor design capabilities and may develop and in-source products to replace those that we currently sell them as did Samsung in fiscal 2011 for our LED drivers for backlighting their LED TVs.

Our products are generally not sold pursuant to long term contracts, enabling our customers to switch suppliers if they choose, making us more vulnerable to competitors. Competition in the industry is based primarily upon factors such as product prices, product performance, product line diversity, delivery capabilities, customer relationships and the ability to adapt to rapid technological change in the development of new and improved products.  The weighing of these factors varies depending on the specific needs of a customer at any given point in time. We believe we are competitive with respect to these factors. However, market statistics are not generally available for many of our products. Many of our domestic and foreign competitors have larger facilities, more financial, technical, and human resources, and more diverse product lines.

Among our competitive advantages and core competencies are the following: (1) high voltage analog and mixed signal circuit design and device intellectual property; (2) high voltage DMOS, HVCMOS and HVBiCMOS wafer fabrication ("fab") processes that are high yielding and low cost and do not require our fab to have the latest submicron feature sizes; (3) owning and operating our own fab to protect our IP; and (4) having long-term close working relationships with our key customers.   We capitalize on our leadership position in the niche markets we focus on by working very closely with our customers to help them with next generation products, thereby achieving design-wins in order to maintain or grow market-share in our target markets. We compete primarily on the basis of product innovation and responsiveness to changing needs of customers, including both product specifications and delivery requirements. In short, we strive to be the technology enablers for our customers.

Patents and Licenses
We hold forty-one United States patents which will expire between 2015 and 2032, and we have additional United States patent applications pending. Although we believe that our patents may have value, there can be no assurance that our current patents or any additional patents that we may obtain in the future will provide meaningful protection from competition.  We believe that our success depends primarily on the experience, creative skills, technical expertise, and marketing ability of our personnel rather than on the ownership of patents.  Patents may, however, be useful for cross-license purposes and have served us well in the past.

We are not aware of any of our products infringing on any valid patent or other proprietary rights of third parties but we cannot be certain that they do not.  If infringement would be alleged, there is no assurance that the necessary licenses could be obtained, or if obtained, would be on terms or conditions that would not have a material adverse effect on the Company.

Employees
As of March 31, 2012, we had 361 full time employees primarily located in Northern California and Hong Kong.  Many of our employees are highly skilled, and we believe our continued growth and success will depend in part on our ability to attract and retain such employees.  At times, like other semiconductor manufacturers, we experience difficulty in hiring and retaining sufficient numbers of skilled personnel, especially experienced analog integrated circuit designers.  Engineers with analog circuit experience and training are scarcer than experienced digital engineers.  Analog and mixed-signal expertise tends to be learned over time based on experience and on-the-job-training, whereas digital expertise is relatively easier to learn and is extensively taught in universities due to its overall market size.  Engineers with high voltage analog circuit experience are even scarcer.  We often recruit top college graduates directly from universities and train them ourselves.

We believe that the compensation, benefits, and incentives offered to our employees are competitive with those generally offered throughout the semiconductor industry.  There are no collective bargaining agreements between our employees and us, and there has been no work stoppage due to labor difficulties.  We consider our employee relations to be good.

Executive Officers of the Company

Name	Position with the Company	Age	Officer Since

Henry C. Pao	President and Chief Executive Officer	74	1976
Benedict C. K. Choy	Senior Vice President, Technology Development	66	1976
William P. Ingram	Vice President, Wafer Fab Operations	64	1999
Michael Lee	Vice President, I.C. Design	57	1999
William Petersen	Vice President, Worldwide Sales	59	2001
Michael Tsang	Vice President, Standard Products	53	2006
Phillip A. Kagel	Vice President, Finance and Chief Financial Officer	62	2006

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

Benedict C. K. Choy, a founder of the Company, joined Supertex in fiscal 1976 as Vice President, Device Technology and Process Development, and has been serving as Senior Vice President since February 1988. Previously, he worked at Fairchild Semiconductor, National Semiconductor, and Raytheon.  He has a B.S. degree in Electrical Engineering from the University of California, Berkeley. Mr. Choy was a member of the board of directors from 1986 through August 20, 2004. In January 19, 2006, Mr. Choy was reappointed by the board as a member of the board of directors of the Company to fill a vacated position and has served since.

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

Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The Company makes available free of charge on or through its Internet website at its internet address www.supertex.com copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC; however the information in, or that can be accessed through, our website is not part of this annual report on Form 10-K. Copies of such documents also may be requested by contacting the Company's Investor Relations department at (408) 222-4295.

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

Factors Which May Affect Operating Results
Semiconductor companies as a group are subject to many similar risks.  These include the risks that (1) the demand for semiconductors decreases, as the industry has historically been very cyclical; (2) there are shortages of raw materials and/or assembly, packaging and fab capacity; or (3) there are changes in underlying circuit or process technology or fab technology. Other factors that could affect our future results include whether we can generate new bookings from both new and current products; general economic conditions, both in the United States and foreign markets, and economic conditions specific to the semiconductor industry; risks associated with customer concentration; our ability to introduce new products, to enhance existing products, and to meet the continually changing requirements of our customers; our ability to maintain and enhance relationships with our assembly and test subcontractors and independent distributors and sales representatives; and whether we can manufacture efficiently and control costs. In addition, we are subject to the risks described below, which are specific to our business:

-
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

-
We have focused our product offerings primarily on niche markets which leverage our capabilities and in which we believe we have dominance because we are a technology enabler for our customers.  We generally choose markets which are sizable enough to be worth pursuing but which are not large enough to attract fierce competition.  These markets could grow sufficiently to attract increased competition or else competitors could enter due to happenstance or downturns elsewhere.  One of our emerging markets is driver ICs for LED lighting and backlighting, which has begun to grow and is expected to become a large market during the next few years and is attracting severe competition. In addition, our niche markets might be more susceptible to shrinkage than more diverse markets due to their concentration on a few product offerings.

-
We work with our customers to develop products that they will design into their systems.  Even if we do achieve a design win, the customer's system may never go into production or the production volume may be smaller than we had anticipated.  Although we attempt to develop products which will be useful for multiple customers, we may misjudge the market and develop a product which may be useful for only a very few customers.

-
A significant portion of our sales are from a small number of customers and the loss of one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position. We do not have a long-term distributorship agreement with any of our distributors. Normal terms and conditions of sale apply, which include a 60-day notice of cancellation and charges for work-in-process for cancellations less than 60 days from shipment.  While we have maintained a good relationship with our significant customers and distributors, deterioration in that relationship could materially and adversely affect our business and financial results. We estimate that the total sales, direct and through distributors, to General Electric Company accounted for approximately 11% and 12% of our net sales for the fiscal years ended March 31, 2012 and April 2, 2011, respectively.

-
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

-
We sell a substantial amount of our products internationally. International sales represent 65%, 71% and 68% of total net sales, for fiscal years 2012, 2011 and 2010, respectively.  We expect our international sales to continue to account for a significant portion of our total net sales.  We also package and test most of our products abroad.  Problems with foreign economies, political turmoil, wars, epidemics, flood or other natural disasters, fluctuations in currency exchange rate, increased freight costs, interruptions in air transportation, and generally longer receivable collection periods could disrupt our business and increase our operating expenses.

-
Our gross margins may fluctuate depending on many factors, including but not limited to, our product mix, competitive pricing dynamics, product yields, various manufacturing costs, plant utilization, provisions for excess and obsolete inventory, absorption of manufacturing overhead, product warranties, and returns and allowances.

-
We are dependent upon one fab which we own and operate.  Were this fab to become unable to meet our needs for causes such as obsolescence due to process technology changes, our ability to produce our products would be adversely affected.  In addition, we could encounter difficulties in operating our fab after an earthquake or any other disaster.

-
Our operations may be interrupted and our business would be harmed in the event of an earthquake, terrorist act, and other disasters.  Our principal executive offices, our fab facility, and major suppliers are located in areas that have been subject to severe earthquakes or other disasters.  In the event of an earthquake, fire, flood, or other disaster, we and/or our major suppliers may be temporarily unable to continue operations and may suffer significant property damage.  Any such interruption in our ability or that of our major suppliers to continue operations at our facilities could delay the development and shipment of our products.  Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the economic consequences of current and potential military actions or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce.  Such uncertainties could also lead to delays or cancellations of customer orders, a general decrease in corporate spending or our inability to effectively market and sell our products.  Any of these results could substantially harm our business and results of operations, causing a decrease in our revenues.

-
We are dependent upon continued innovation by our engineers.  The competition for engineers with relevant experience is extremely intense in the Silicon Valley, where many of our engineers are located.  We must compete in terms of salary, benefits, and working conditions with many start-ups which can offer more equity incentives. We established an IC Design Center in Hong Kong in fiscal 2001 where competition for qualified engineers is not as intense as that in Silicon Valley. However, a majority of our process technology activities remains in our Sunnyvale and San Jose facilities. Our innovative product design and applications activities are located in both Sunnyvale and Hong Kong facilities, and some applications activities are in our field offices.

-
Our success depends upon our ability to protect our intellectual property, including patents, trade secrets, and know-how, and to continue our technological innovation. We cannot assure that the steps we have taken to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. For some of our old LED driver products, there have been many knock-offs by Asian, American and Russian semiconductor companies. For example, our HV9910 has become so popular that it became a defacto industry standard with over twenty copycats. The failure to obtain necessary licenses or other rights could cause us to lose market share and harm our business.

-
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

-
We operate a wafer fab in San Jose, California, where we use various chemicals and solvents that are regulated by various government environmental agencies.  We cooperate and work with these agencies to comply with their regulations.  Should we nonetheless inadvertently contaminate the soil or ground water, or should the previous operator of the fab have done so, we may be responsible for significant costs to remediate the situation. As of March 31, 2012, we estimated our asset retirement obligation to be approximately $622,000.

-
Failure to comply with present or future laws, rules and regulations of any kind that govern our business could result in suspension of all or a portion of production, cessation of all or a portion of operations, or the imposition of significant administrative, civil, or criminal penalties, any of which could harm our business.   Over two years ago, we engaged in certain export-related activities consisting of having one of our integrated circuits shipped to an assembler in Thailand for assembly, and to our wholly-owned subsidiary in Hong Kong for testing. Upon realizing that these activities may have inadvertently violated the International Traffic in Arms Regulations ("ITAR") and the Arms Export Control Act, we investigated the facts and circumstances and voluntarily disclosed them to the U.S. Department of State. The U.S. Department of State notified us in September 2011 that although it had determined that these activities violated the ITAR, it was closing the case without fine and without taking further action, while reserving the right to re-open the case if the circumstances warrant. The U.S. Department of State cautioned us to take actions to strengthen our compliance processes and procedures, which we believe we have done. Among other measures, since becoming aware of these ITAR issues, we have moved the assembly and testing of these products to ITAR-compliant onshore facilities.

-
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

-
We are subject to taxation by domestic and foreign taxing authorities.  Our business is subject to the application of multiple and sometimes conflicting tax laws and regulations.  The application of tax laws is subject to legal and factual interpretation, judgment and uncertainty, and tax laws themselves are subject to change.  Consequently, taxing authorities from various jurisdictions may impose tax assessments or judgments against us that could result in a significant change to earnings related to prior periods, and/or a change in our effective income tax rate.

-
The Sarbanes-Oxley Act of 2002 required us to change or supplement some of our corporate governance and securities disclosure and compliance practices. The SEC and NASDAQ have revised, and continue to revise their regulations and listing standards. These developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This, in turn, could make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

-
We invest our excess cash in marketable securities consisting primarily of municipal bonds, corporate bonds, auction rate securities ("ARS"), government agency bonds and certificates of deposits. As of the end of fiscal year 2012, the ARS we owned had a par value of $28,050,000 whereas as of June 13, 2012, the ARS we owned had a par value of $15,300,000 due to redemptions at par of $12,750,000 during the first quarter of fiscal 2013. Since the fourth fiscal quarter of 2008, the ARS market has experienced failures. The funds associated with securities that experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of March 31, 2012, we classified all of our ARS as long-term assets in our Consolidated Balance Sheet, as our ability to liquidate such securities in the next 12 months is uncertain. We have also recorded a $2,150,000 temporary decline in fair value for these investments, which in accordance with the authoritative guidance, has been recorded in Other Comprehensive Loss. We believe that we will be able to recover these securities at par value in a future period, as they are AAA, Aaa or AA+/A- rated and a significant portion of them are collateralized and guaranteed by the United States Department of Education. However, there is no assurance that we will be able to settle these bonds and recover the cash, nor if we do recover the cash, when this may occur. We may have to incur further impairment if the auctions of our securities continue to fail. If the fair value of these investments declines permanently or is other than temporarily impaired, we would be required to take an impairment charge which would flow through our income statement as an expense and could cause us to incur a loss for the relevant fiscal period.

-
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

-
Our stock price is subject to wide fluctuations from many factors such as changing financial market conditions, variations in our quarterly operating results, changes in estimates and recommendations by securities analysts, hedging of our stock and other transactions by investors.

-
In January 2011, our Board of Directors designated $60 million of our cash, cash equivalents and investments for a major stock repurchase during the following twelve to twenty-four months, however there is no expiration date, and accordingly increased our share repurchase plan by approximately two million shares to 2,500,000 shares.  Whether we utilize that much cash for stock repurchases depends upon such factors as the price of our stock, the dollar volume of transactions in our stock, and whether we learn of material non-public information at a time we do not have a 10b5-1 program in place which permits us to continue buying shares in the market.  As of June 13, 2012, we had only repurchased $23.4 million of our shares yielding an average run rate of approximately $1.5 million per month, which is short of the average $2.3 million run rate per month necessary to repurchase $60 million shares in twenty-four months.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease a building at 71 Vista Montana, San Jose, California, covering approximately 61,700 square feet where our six-inch submicron wafer fabrication and process engineering are located.  In April 2010, we amended the lease term of this facility by extending the term five years to expire in April 2016.

We lease a portion of a building located at 10 Sam Chuk Street, San Po Kong, Kowloon, Hong Kong, to house our back-end processing operations including: wafer sort, final test, quality control and assembly logistics as well as our Hong Kong Design Center and our International Sales and Distribution Center.  The original lease for 23,600 square feet was renewed in September 2009 and expires on November 30, 2012. A lease for additional space of 4,500 square feet was renewed in September 2009 and covers three years from September 16, 2009 to September 15, 2012. A lease for additional space of 10,000 square feet was renewed in August 2011 and covers three years and from October 1, 2011 to September 30, 2014. We have an option to renew all three of these Hong Kong leases for an additional three years.

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

Item 3.  Legal Proceedings

From time to time we are subject to possible claims or assessments from third parties arising in the normal course of business.  Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse impact on the Company's financial position, results of operations or cash flows.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Performance Graph
This chart and graph show the value of a $100 cash investment on the last business day of fiscal year 2007 in (i) the Company's Common Stock, (ii) the NASDAQ Composite Total Return Index - U.S., and (iii) the NASDAQ Electronic Components Total Return Index.  All values assume reinvestments of all dividends and are calculated as of the last business day of each of our fiscal years. Note that historic stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	Fiscal Years
	2007	2008	2009	2010	2011	2012
Nasdaq Stock Market (US only)	$100.00	$92.38	$64.88	$100.88	$118.86	$135.42
Nasdaq Electronic Components Stocks	$100.00	$96.64	$67.68	$105.10	$100.30	$110.44
Supertex, Inc.	$100.00	$61.82	$73.56	$83.38	$66.40	$54.41

The information contained in this Item 5 under the heading "Performance Graph" (i) is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and (ii) shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing to this Item 5 Performance Graph information.

Market Information
The following table sets forth the range of high and low closing sale prices reported on the NASDAQ Global Select Market under the symbol SUPX for the periods indicated.

	Fiscal Years Ended
	March 31, 2012		April 2, 2011
	High	Low	High	Low
First Quarter	$22.40	$20.33	$29.58	$23.91
Second Quarter	22.52	17.30	27.75	21.88
Third Quarter	20.14	16.64	25.84	21.99
Fourth Quarter	19.40	17.73	24.88	20.55

On June 1, 2012, the last reported sale price was $18.09 per share.  There were 87 registered holders of record of SUPX's common stock as of June 1, 2012. A substantially greater number of holders of its common stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. We have not paid cash dividends on our common stock in fiscal years 2012 and 2011, and the Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business.  Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans
We maintain the following three shareholder-approved equity compensation plans, as further described in Note 11 to our Consolidated Financial Statements.

Employee Stock Purchase Plan - Our shareholders approved the adoption of the 2000 Employee Stock Purchase Plan ("ESPP") and the reservation of shares of common stock for issuance under the ESPP at the August 18, 2000 annual shareholders meeting.  The maximum aggregate number of common stock available for purchase under the ESPP is 500,000 shares plus an annual increase on the first day of our fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by our board of directors. During fiscal 2012, our board of directors determined not to increase the maximum aggregate number of common stock available for purchase under the ESPP. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of our common stock at a price equal to 95% of the market value of the stock at the end of a six-month offering period.  An eligible employee may purchase no more than 500 shares of common stock during any six-month accumulation period.  A total of 8,369 shares, 7,422 shares and 6,504 shares of our common stock were issued under the ESPP for fiscal years 2012, 2011 and 2010, respectively.  There were 196,559 shares available for future issuance under the ESPP at the end of fiscal year 2012.

Stock Option Plans - The 2001 Stock Option Plan (the "2001 Plan") provides for granting incentive stock options to employees and non-statutory stock options to employees and consultants; however beginning in August 2006, our board of directors determined to grant only non-statutory options.  Our board of directors, acting through its designated stock option committee, determines the terms and conditions for individual options. Options granted under the 2001 Plan were granted at the fair market value of our common stock on the date of grant and generally vested over five years, 20% on the first anniversary of the grant date and 20% at the end of each of the following four years. Options granted prior to August 2007, generally have a seven-year term while options granted during or subsequent to August 2007, generally have a ten-year term, with all options expiring prior to such term thirty days after termination of service. No further options may be granted under the 2001 Plan due to the adoption of our new equity incentive plan as described in the following paragraph.

All outstanding stock awards granted under the 2001 Plan will continue to be subject to the terms and conditions as set forth in the agreement evidencing such stock awards and the terms of the 2001 Plan.

Our shareholders approved the adoption of the 2009 Equity Incentive Plan (the "2009 Plan") at the August 14, 2009 annual meeting for shareholders. Under the 2009 Plan, the total number of shares of our common stock reserved for issuance consists of 1,000,000 shares plus (1) the 159,509 shares which remain authorized for issuance under the 2001 Plan but which were not subject to outstanding stock awards as of August 14, 2009, and (2) those of the 1,440,400 shares subject to stock awards outstanding under the 2001 Plan as of August 14, 2009, that terminate prior to exercise and would otherwise be returned to the share reserves under the 2001 Plan, with the total shares in addition to the 1,000,000 shares thus being up to a maximum of 1,599,909 shares. The 2009 Plan allows us to continue our prior option practices under the 2001 Plan to grant non-statutory options to key employees with an exercise price equal to the fair market value of our stock on the date of grant. Our options typically have a term of ten years and vest over five years, 20% on the first anniversary of the grant date and 20% at the end of each of the following four years. The 2009 Plan also provides us with the flexibility in designing equity incentives, including restricted stock awards, stock appreciation rights, restricted stock unit awards, performance stock awards, and performance cash awards. As of March 31, 2012, there were 677,429 shares remaining available for grant under the 2009 Plan.

As of March 31, 2012, there were 1,065,502 and 612,460 shares issuable upon exercise of outstanding options under the 2001 and 2009 Plans at a weighted average exercise price of $29.17 and $21.82, respectively.

In fiscal 2012, we reversed tax benefits of $82,000 which we had previously recorded on the recognition of stock-based compensation expense for non-qualified stock options, whereas in fiscal 2011 and 2010 we had recorded such tax benefits of $13,000 and $63,000, respectively. Such benefits were recognized as an increase in shareholders' equity while the fiscal 2012 reversal was recognized as a decrease in shareholders' equity.

The table below shows information as of March 31, 2012, with respect to equity compensation plans under which our equity securities are authorized for issuance.  Our current equity compensation plans, consisting of the 2001 and 2009 Plans and ESPP, were approved by security holders.  We have no equity compensation plans that were not previously approved by our shareholders.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,677,962	$26.49	873,988	(1)
Equity compensation plans not approved by security holders	-	N/A	-

 (1) Includes 196,559 shares reserved as of March 31, 2012 for future purchases by employees through payroll deductions under the ESPP.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following is a summary of share purchase activities by the issuer during the three months ended March 31, 2012. There was no purchase activity by an "affiliated purchaser" as defined in Rule 10b-18(a)(3).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs

01/01/12 - 01/28/12	-		-	1,395,275
01/29/12 - 02/25/12	-		-	1,395,275
02/26/12 - 03/31/12	69,108	$17.96	69,108	1,326,167
Total	69,108	$17.96	69,108
_________________________________
(1)
Our current share repurchase program, under which we repurchased these 69,108 shares during the three months ended March 31, 2012, has been in place since 1999. Although we publicly announced the most recent 1,944,145 share program increase, we are not certain but do not believe we publicly announced this program at its inception, although our financial statements have reflected purchases from time to time under this program. These 69,108 shares were purchased in open market transactions.

(2)
We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. The board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a share repurchase program authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced the inception of the1999 repurchase program. On January 30, 2008, and January 21, 2011, the board of directors amended the 1999 repurchase program to add 1,000,000 and 1,944,145 shares, respectively. The 1999 repurchase program has no expiration date, other than, unless extended, when all of the shares in the program have been repurchased. As of March 31, 2012, there were 1,326,167 shares remaining in the 1999 repurchase program. Neither this program nor any other repurchase program or plan has expired during the fourth fiscal quarter ended March 31, 2012 nor have we decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

We have had share repurchase programs in place since 1992 under which our board of directors authorized us to repurchase an aggregate of 4,844,145 shares.

Since the inception of these repurchase programs in 1992 through March 31, 2012, we have repurchased a total of 3,517,978 shares of the common stock for an aggregate cost of approximately $59,957,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of March 31, 2012, there were 1,326,167 shares authorized for future repurchase under our current program.

 Item 6.  Selected Financial Data

The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.  We use a 52-53 week fiscal year ending the Saturday nearest March 31.  Fiscal years 2012, 2011, 2009, and 2008 each consisted of 52 weeks. Fiscal year 2010 consisted of 53 weeks.

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
(in thousands, except per share amounts)	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$207,640	$220,596	$205,218	$190,304	$177,351
Total liabilities	$22,348	$27,677	$24,842	$22,728	$25,476

Statement of Income Data:
Net sales	$65,535	$83,172	$66,724	$78,810	$82,559
Gross profit	30,680	45,188	32,002	41,879	46,981
Income from operations	3,441	16,143	3,758	13,994	16,492
Net income	$4,749	$12,282	$5,125	$12,545	$17,005
Net income per share:
Basic	$0.38	$0.95	$0.40	$0.98	$1.25
Diluted	$0.38	$0.94	$0.39	$0.97	$1.23
Shares used in per share computation:
Basic	12,340	12,976	12,912	12,836	13,585
Diluted	12,351	13,030	12,995	12,927	13,790

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
We design, develop, manufacture, and market high voltage ICs, DMOS transistors and arrays, utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies. We are an industry leader in high voltage integrated circuits (HVCMOS and HVBiCMOS), taking advantage of the best features of CMOS, bipolar and DMOS technologies and integrating them into the same chip.  Our customers use these ICs in their medical ultrasound imaging equipment, LED modules for general lighting and for backlighting LCD TVs and computer monitors, optical MEMS for telecommunications switches, large commercial ink-jet printers, EL modules for backlighting cellphone keypads and LCD displays, and in their products for the industrial and consumer product industries. We also supply custom processing of ICs in our fab, using customer-owned designs and mask tooling with our process technologies. Our current growth strategy relies on our ability to continuously and successfully introduce and market new innovative products that meet our customers' requirements.

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

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	53.2	45.7	52.0
Research and development	22.0	17.8	23.1
Selling, general and administrative	19.6	17.1	19.2
Income from operations	5.2	19.4	5.7
Interest and Other income:
Interest income	1.5	1.0	1.6
Other income, net	0.6	1.0	2.3
Income before provision for income taxes	7.3	21.4	9.6
Provision for income taxes	0.1	6.6	1.9
Net income	7.2%	14.8%	7.7%

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

Revenue Recognition
We recognize revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain, and collection of the resulting receivable is reasonably assured.  For sales to OEMs, we use either a binding purchase order or signed agreement as evidence of an arrangement.  For those customers who have a hub arrangement, we recognize revenue when our products are transferred from the hub to the customer's manufacturing facility or to its assembly subcontractor's manufacturing facility. Sales through our distributors are evidenced by binding purchase orders on a transaction-by-transaction basis.  Because of the uncertainty associated with pricing concessions and possible returns, with the exception of certain non-returnable products, we defer the recognition of revenue to all our distributors, domestic and foreign, and the related costs of sales until our distributors have sold the merchandise to their end customers.

We also provide custom processing services for ICs in our fab using customer-owned designs and mask tooling.  Under this "custom processing service" arrangement, a tangible product is sold, and we bear the risk of loss until title is passed on to the customer at the time of shipment.  Title to the product under the "custom processing service" arrangement is passed to the customer at the time of shipment.

From time to time, deferred revenue results from up-front billings to customers under non-recurring engineering ("NRE") contracts. We recognize revenue from our NRE contracts upon completion of contract milestones, which corresponds to when we provide the services and/or products.  Revenue is deferred for any amounts received prior to completion of contract milestones, as provided for under current accounting guidance. Some of our NRE contracts include formal customer acceptance provisions in which case, at the end of each period, we determine whether customer acceptance has been obtained for the specific milestone.  If customer acceptance has not been obtained, we defer the recognition of such revenue until customer acceptance is obtained.

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

Additionally, we evaluate our ending inventories for excess quantities and obsolescence at each balance sheet date. This evaluation includes analyses of sales levels by product and projections of future demand during the next 12 months, which may involve a great deal of management judgment.  Inventories on hand in excess of forecasted demand and inventories that we consider obsolete are written down. We make judgments in establishing inventory net book value and do not write down inventory if management believes certain excess or obsolete inventory will be sold within 12 months. In addition, we age our inventory based on start date.  Inventory that has been inactive for more than one year is considered slow moving inventory and is automatically written down and charged to cost of sales, unless overridden by management. Subsequent changes in facts and circumstances do not result in the reduction of the allowance until these inventories are subsequently sold or scrapped.  Any proceeds received will favorably affect gross margin for the period.

While we have programs whose objective is to minimize the required inventories on hand according to the field sales forecasts and we consider technological obsolescence when adjusting inventory carrying values to market values, it is possible that future demand or market conditions could be less favorable than our projections, in which case additional inventory write-downs may be required and will be reflected in cost of sales in the period the revision is made.

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

Our management must determine the probability that we will be able to utilize our deferred tax assets. If we determine that recovery is unlikely, then a valuation allowance against our deferred tax asset must be recorded by increasing income tax expense. As of March 31, 2012, we believe that our deferred tax assets recorded on our balance sheet will be utilized. However, should there be a change in our ability to utilize or recover our deferred tax assets, an additional income tax expense would be incurred in the period in which it was determined that the recovery is not probable.

On February 20, 2009, California enacted tax-related economic incentives and tax increases which included an election to apply a single sales factor apportionment formula for most businesses starting in tax years beginning on or after January 1, 2011. As a result, we revalued our California deferred tax assets expected to be realized.

The authoritative guidance of income taxes provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This authoritative guidance also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. This authoritative guidance requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate, and consequently affect our operating results. The reserve amount associated with this authoritative guidance was determined with considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases, ongoing tax audits, and other information. During the fiscal year ended March 31, 2012, the liability for uncertain tax positions less accrued interest and penalties decreased from $4,052,000 to $3,661,000. Of the total $3,661,000 of uncertain tax benefits, $2,844,000 represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.

Accounting for available-for-sale investments
Our available-for-sale portfolio in fiscal 2012 includes municipal bonds, corporate bonds, ARS, government agency bonds and certificates of deposits.  These securities are reported at fair value. The ARS held by us are primarily backed by pools of student loans and a significant portion of them are collateralized and guaranteed by the United States Department of Education. Until recently, all ARS held by us were rated by the major independent rating agencies as either AAA or Aaa.  However, in February 2012, one of our ARS holdings was downgraded to AA+ by Standard and Poors ("S&P") and in June 2012 to A- by Fitch. Due to the lack of availability of observable market quotes on our investment portfolio of ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security.  We review our securities for impairments in accordance with the authoritative guidance and other related guidance issued by the Financial Accounting Standard Board ("FASB") in order to determine the classification of the impairment as "temporary" or "other-than-temporary." Declines in fair value that are considered other-than-temporary are charged to the Statement of Income and those that are considered temporary are reported as a component of accumulated other comprehensive income (loss) in shareholders' equity.

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

Recent Developments
We operate in the highly cyclical global semiconductor market, evidenced by fluctuating demand cycles for our products. During the 2008 recession, which for us affected the second half of fiscal 2009 through the first half of fiscal 2010, our quarterly sales run-rate reduced from a pre-recession level of $23,000,000 to a trough of $13,555,000. In the post recession period, for three quarters our sales increased to a peak of $23,155,000 in the first quarter of fiscal 2011 as demand increased for medical ultrasound pulsers and analog switches, telecom optical MEMS drivers, and LED drivers for general lighting. Following these increases, quarterly sales declined through the third quarter of fiscal 2012 to $14,065,000 due to a decline in sales of our LED drivers for LCD TV backlighting as our customer began to supply its own needs in-house; softness in demand and price erosion in our medical ultrasound products; down cycles in telecom optical MEMS drivers and other telecom products; and declining sales of our customer's cell phone application using our EL inverters. Sales in the fourth quarter of fiscal 2012 increased to $16,451,000 primarily due to higher shipments of our medical ultrasound products and our new driver for organic light emitting diodes ("OLED") applications.

Our custom processing services sales experienced alternating years of growth and decline during fiscal 2007 through 2012, with 2007 and 2009 being growth years. Fiscal 2012 declined 16% compared to Fiscal 2011. We have not focused on expanding this portion of our business because its gross profit is generally lower even though it does add to our fab capacity utilization.

Subsequent to March 31, 2012, $12,750,000 of our ARS were redeemed at par value, reducing our ARS holdings to a par value of $15,300,000.

Results of Operations

Fiscal 2012 vs. Fiscal 2011

Net Sales
We operate in one business segment comprised of the design, development, manufacturing and marketing of high voltage analog and mixed signal ICs, DMOS transistors and arrays. A breakdown of our total sales to customers in the medical electronics, LED lighting, imaging, telecom, and industrial/other markets as well as year-over-year changes are shown below (dollars in thousands):

	Fiscal Years Ended				Year-Over-Year
Markets	March 31, 2012		April 2, 2011		Change
Medical Electronics	$26,363	40%	$30,193	36%	-13%
Printers/EL	16,482	25%	16,390	20%	1%
Industrial/Other	11,801	18%	14,576	18%	-19%
LED Lighting	6,624	10%	13,327	16%	-50%
Telecom	4,265	7%	8,686	10%	-51%
Total Net Sales	$65,535	100%	$83,172	100%	-21%

We have a broad base of customers, which in some cases manufacture end products spanning multiple markets.  As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation.  Actual results may differ from those reported.  During the first fiscal quarter of 2012 we reviewed our assignment of products to markets and made minor adjustments to the market assignment for certain DMOS products for both fiscal 2011 and 2012. Additionally, we renamed the "imaging" market "EL/printers" to avoid confusion with the medical imaging market.

The 21% decrease in net sales compared to the prior fiscal year was primarily due to decreases in sales of our LED driver ICs for backlighting LCD TVs as our major customer began insourcing these drivers in the third fiscal quarter of 2011 which continued in fiscal 2012; reduced end user demand for and price erosion of medical ultrasound products; a slowdown in demand for optical MEMS drivers; declining sales of our customer's cell phone application using our EL inverters; and reduced sales of our custom processing services.

Our sales to the medical electronics market accounted for 40% of total sales in fiscal 2012 and decreased 13% compared to the prior fiscal year. This sales decrease was due to lower shipments of our analog switches and high voltage pulser ICs and chipsets resulting primarily from reduced end demand and from price erosion due to increased competition.

In recent years, the overall ultrasound market has been shifting from big console systems to transportable and hand- held ultrasound imaging units, which has driven the ultrasound imaging market growth along with product upgrades for cart-wheel consoles and large stationary systems.  Because of space and power constraints, there are more requirements for integration, and with our high voltage IC technology we have been among the most qualified to support these requirements. Geographically, the imaging equipment market is expanding very rapidly in China, India and many African countries.  Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and manufacturers of medical ultrasound imaging machines to whom we have sold our products successfully.  Companies in those regions continue to grow and develop new machines although most of them have moved their operations to Asia to reduce cost. Today we see significant opportunities with Chinese and Korean medical ultrasound imaging machine companies. We are expanding our product development activities and product offerings to capitalize on these exciting market growth opportunities.  Through the introduction of our new integrated solutions complemented by our discrete transistor and array building block product offerings, we believe we will continue to be a major player in this business.

Due to the global economic improvement following the 2008 recession, the demand for medical ultrasound imaging machines picked up starting in our fourth quarter of fiscal 2010 and continued through the second quarter of fiscal 2011. However, in addition to our normal seasonal decline in the third and fourth quarters, we experienced declines resulting from the impact of increased competition. In the first half of fiscal 2012, sales improved modestly and then declined in the third fiscal quarter following a normal seasonal pattern. Medical ultrasound sales then surged higher in our fourth fiscal quarter.

In fiscal 2012, sales to the printers/EL market, which largely consist of EL inverter ICs, commercial printing ICs, display ICs and custom processing services, increased 1% compared to the prior year. We began shipping into an OLED market manufacturing application in fiscal 2012 and sales of our display and commercial printing ICs increased resulting from the improved economy.  Additionally, we had higher sales of a product used in a military application. Nearly offsetting these increases was a reduction in sales of EL driver ICs for backlighting cell phone keypads, as our customer's shipments of its cellphones using these keypads declined. We are one of the key providers of EL driver ICs for backlighting cell phones, hand-held instruments and watches, and the leading supplier in the high-end industrial printer market with both standard and custom products.

Sales to the industrial/other market decreased 19% in fiscal 2012 compared to fiscal 2011 primarily due to reduced sales of our custom processing services and to a lesser extent due to reduced sales of our ICs and DMOS transistors resulting from a softening of the overall economy.

Sales to the LED lighting market decreased 50% compared to the prior fiscal year.  This decrease resulted from a reduction in shipments of our high voltage LED driver ICs for LED TVs as our major LCD TV customer began supplying a substantial portion of its requirements of LED drivers internally starting in the fourth quarter of fiscal 2011 which continued throughout fiscal 2012 and from the global slowdown of TV sales. We expect shipments of our general lighting drivers to increase during fiscal 2013, which will drive increases in our overall sales to the LED lighting market from the current quarterly run rate.

Sales to the telecom market in fiscal 2012 decreased 51% compared to the prior fiscal year.  This decrease in sales was primarily due to reduced shipments of our high voltage driver ICs for optical MEMS applications.

Our current growth strategy relies on our ability to continuously and successfully introduce and market new innovative products that meet our customers' requirements.

Our principal geographic markets are in Asia, the U.S., and Europe. Sales by geographic regions as well as year-over-year percentage changes were as follows. The sales amounts are based on where we ship our products to, rather than where the customers' headquarters are located.

	Fiscal Years Ended				Year-Over-Year
(Dollars in thousands)	March 31, 2012		April 2, 2011		Change
United States	$22,942	35%	$24,304	29%	-6%
China	16,189	25%	21,120	25%	-23%
Asia (excl. China & Singapore)	10,850	17%	16,482	20%	-34%
Singapore	8,743	13%	8,140	10%	7%
Europe	6,494	10%	12,503	15%	-48%
Other	317	0%	623	1%	-49%
Total Net Sales	$65,535	100%	$83,172	100%	-21%

Net sales to international customers in fiscal 2012 were $42,593,000, or 65% of our net sales as compared to $58,868,000 or 71% of net sales for the prior fiscal year. This decrease in international net sales resulted from our major LCD TV customer supplying a substantial portion of its requirements of LED drivers for LED backlighting internally starting in the fourth quarter of fiscal 2011 which continued throughout fiscal 2012 and from the global slowdown of TV sales; reduced end user demand and price erosion in medical ultrasound products; and declining sales by our customer for a cell phone application using our EL inverters.

Cost of Sales and Gross Profit

Gross profit represents net sales less cost of sales.  Cost of sales includes the cost of purchasing raw silicon wafers; costs associated with assembly, packaging, test, quality assurance and product yields; the cost of personnel, facilities, and equipment associated with manufacturing support; and net charges for excess or obsolete inventory.

Gross profit for fiscal year 2012 was $30,680,000 compared to $45,188,000 in fiscal year 2011. This decrease was primarily due to reduced unit sales, increased reserves for excess and obsolete inventory, reduced wafer fab capacity utilization, and reduced average selling prices for certain products.

	Fiscal Years Ended
(Dollars in thousands)	March 31, 2012	April 2, 2011
Gross Margin Percentage	47%	54%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Cost of Previously Written Down Inventory Sold	$1,176	$1,358
Percentage of Net Sales	1.8%	1.6%

The decrease in gross margin percentage was primarily attributable to decreased fab utilization resulting in higher product costs and charges for unused capacity, increased reserves for excess and obsolete inventory, and reduced average selling prices for certain products. We wrote down inventory totaling of $4,667,000 and $2,859,000 for fiscal years 2012 and 2011, respectively.

Research and Development("R&D")
	Fiscal Years Ended
(Dollars in thousands)	March 31, 2012	April 2, 2011	Year-Over-Year Change
R&D Expenses	$14,399	$14,851	-3%
Percentage of Net Sales	22%	18%

R&D expenses include payroll and benefits, processing costs, and depreciation. We also expense prototype experimental wafers and mask sets related to new products development as R&D expenses.

The year-over-year decrease of $452,000 in R&D expense was primarily due to reduced expense of $173,000 related to our Non-Qualified Deferred Compensation Plan ("NQDCP") as the Plan assets increased in fair value by $43,000 compared to $216,000 during fiscal 2011, lower employee stock compensation expense of $123,000, reduced engineering supplies, masks and workplates expenses of $97,000, and lower depreciation of $88,000. An increase or decrease in the fair value of our NDQCP assets corresponds to an increase or decrease in the NDQCP liability. To recognize the increase or decrease in the NDQCP plan assets, we record the difference in fair value to other income (expense) net. Correspondingly, to recognize the increase or decrease in the NDQCP liability, the Company records the difference to other benefits expense which impacts R&D expense to the extent the investments are beneficially owned by R&D employees.

The increase in percentage of net sales is primarily due to the decreased sales. R&D expenses may fluctuate both in absolute dollars and as a percentage of sales; for example, R&D expenses would increase if we have a large number of R&D projects that are in the prototype wafer stage and/or if profit-sharing accruals increase. We expect R&D spending in fiscal year 2013 to be between 18% and 22% of net sales.

Selling, General and Administrative ("SG&A")
	Fiscal Years Ended
(Dollars in thousands)	March 31, 2012	April 2, 2011	Year-Over-Year Change
SG&A Expenses	$12,840	$14,194	-10%
Percentage of Net Sales	20%	17%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax and compliance services related to Sarbanes-Oxley Act of 2002.

The decrease of $1,354,000 in SG&A expenses resulted primarily from lower professional services costs for audit, legal and consulting services of $898,000, reduced sales incentives expense of $371,000, and reduced expense of $205,000 related to our Non-Qualified Deferred Compensation Plan ("NQDCP") as the Plan assets increased in fair value by $177,000 compared to $382,000 during fiscal 2011. An increase or decrease in the fair value of our NDQCP assets corresponds to an increase or decrease in the NDQCP liability. To recognize the increase or decrease in the NDQCP plan assets, we record the difference in fair value to other income (expense) net. Correspondingly, to recognize the increase or decrease in the NDQCP liability, we record the difference to other benefits expense which impacts SG&A expense to the extent the investments are beneficially owned by SG&A employees.

SG&A expenses may fluctuate both in absolute dollars and as a percentage of sales; for example, SG&A expenses would increase if commissionable sales increase and/or if profit-sharing accruals increase.

Interest and Other Income, Net
	Fiscal Years Ended		Year-Over-Year
(Dollars in thousands)	March 31, 2012	April 2, 2011	Change
Interest Income	$999	$812	23%
Other Income, Net	405	825	-51%
Total Interest Income and Other income, Net	$1,404	$1,637	-14%
Percentage of Net Sales	2%	2%

Interest income consists primarily of interest income from our cash, cash equivalents, short-term and long-term investments. The increase in interest income in fiscal 2012 was primarily due to higher interest rates, partially offset by a lower average cash and investment balance as the Company deployed $17,139,000 to repurchase its stock on the open market.

Other income (expense), net was $420,000 lower compared to the prior year, primarily due to a lesser increase in fair value of investments held by our NQDCP of $250,000 in fiscal 2012 compared to an increase of $689,000 in fiscal 2011.

Provision for Income Taxes
The provision for income taxes represents federal, state and foreign taxes.  The provision for income taxes for fiscal 2012 was $96,000 at an effective tax rate of 2%, compared to $5,498,000 at an effective tax rate of 31% in 2011. Our effective tax rate of 2% was less than the combined federal and state tax rate due to a portion of our income being generated in our Hong Kong entity which has a different tax rate, the benefits of R&D credits, and tax exempt investment income. We expect our effective tax rate to be approximately 25% in fiscal 2013.

Fiscal 2011 vs. Fiscal 2010

Net Sales
A breakdown of our total sales to customers in the medical electronics, LED lighting, printer/EL, telecom, and industrial/other markets as well as year-over-year changes are shown below (dollars in thousands):

	Fiscal Years Ended				Year-Over-Year
Markets	April 2, 2011		April 3, 2010		Change
Medical Electronics	$30,193	36%	$24,142	36%	25%
Printer/EL	16,390	20%	13,463	20%	22%
LED Lighting	13,327	16%	14,937	23%	-11%
Telecom	8,686	10%	6,018	9%	44%
Industrial/Other	14,576	18%	8,164	12%	79%
Total Net Sales	$83,172	100%	$66,724	100%	25%

The 25% increase in net sales compared to the prior fiscal year was primarily due to the overall economic recovery which began in our second half of fiscal 2010. Sales continued to increase sequentially through the first quarter of fiscal 2011 and then declined in the last three quarters of fiscal 2011 due to the combined effect of reductions in demand (1) for medical ultrasound products resulting from adjustment in channel inventory, seasonality and competition, (2) for EL drivers, and (3) for LED backlighting drivers resulting from in-sourcing of an LED backlighting driver by our major LED TV customer.  Total fiscal 2011 sales increased in all four of our target markets except for LED lighting where a steep decline in sales of LED driver ICs for backlighting LCD TVs that employ LED backlighting ("LED TVs") in the fourth quarter of our fiscal year resulted in a material annual decline in such sales which offset sales increases in our LED driver IC's for general lighting.

Our sales to the medical electronics market accounted for 36% of total sales in fiscal 2011 and increased 25% compared to the prior fiscal year.  This sales increase was due to increased shipments of our analog switches and high voltage pulser circuits and chipsets resulting primarily from the strengthening of the overall economy, partially offset by lower custom processing services demand from our medical instrument customers.

Sales to the printer/EL market, which largely consist of EL inverter ICs, commercial printing ICs, display ICs and custom processing services, in fiscal 2011 increased 22% compared to the prior year. This was primarily due to increased sales of our display and commercial printing ICs and increased custom processing services, both resulting from the improved economy and due to higher shipments of our EL inverter ICs for mobile phones. We are one of the key providers of EL driver ICs for backlighting cell phones keypads and are also pursuing EL backlighting applications in other products, such as keyboard backlighting for netbooks, notebooks and laptops.

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

Sales to the telecom market in fiscal 2011 increased 44% compared to the prior fiscal year.  This increase in sales was primarily due to significantly higher shipments of our high voltage driver ICs for optical-to-optical switching applications because of the strengthening of the global economy and the increasing demand for video streaming and higher bandwidth.

Sales to the industrial/other market increased 79% in fiscal 2011 compared to fiscal 2010 primarily due to the strengthening of the overall economy that began in the second half of fiscal 2010.

Our principal geographic markets are in Asia, the U.S., and Europe. Sales by geographic regions as well as year-over-year percentage changes were as follows. The sales amounts are based on where we ship our products to, rather than where the customers' headquarters are located.

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

Research and Development("R&D")
	Fiscal Years Ended
(Dollars in thousands)	April 2, 2011	April 3, 2010	Year-Over-Year Change
R&D Expenses	$14,851	$15,404	-4%
Percentage of Net Sales	18%	23%

R&D expenses include payroll and benefits, processing costs, and depreciation. We also expense prototype experimental wafers and mask sets related to new products development as R&D expenses.

The year-over-year decrease of $553,000 in R&D expense was primarily due to reduced employee stock compensation expense of $246,000, a reduced expense of $238,000 related to our Non-Qualified Deferred Compensation Plan ("NQDCP") as the Plan assets increased in fair value by $216,000 compared to $454,000 during fiscal 2010, and reduced employee compensation expense of $119,000. An increase or decrease in the fair value of our NDQCP assets corresponds to an increase or decrease in the NDQCP liability. To recognize the increase or decrease in the NDQCP plan assets, we record the difference in fair value to other income (expense) net. Correspondingly, to recognize the increase or decrease in the NDQCP liability, we record the difference to other benefits expense, as the investments are beneficially owned by R&D employees.

The decrease in percentage of net sales was primarily due to the increased sales.

Selling, General and Administrative ("SG&A")
	Fiscal Years Ended
(Dollars in thousands)	April 2, 2011	April 3, 2010	Year-Over-Year Change
SG&A Expenses	$14,194	$12,840	11%
Percentage of Net Sales	17%	19%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax and compliance services related to Sarbanes-Oxley Act of 2002.

The increase of $1,354,000 in SG&A expenses resulted primarily from increased employee compensation expense of $990,000, higher sales commissions and incentives of $502,000, and increased consulting and professional service expense of $378,000 related to tax planning and legal expenses. These expenses were partially offset by lower benefits expense of $581,000 due to a lower increase in fair value of our NQDCP assets of $382,000 during fiscal 2011 compared to an increase of $964,000 in the prior fiscal year. An increase or decrease in the fair value of our NDQCP assets corresponds to an increase or decrease in the NDQCP liability. To recognize the increase or decrease in the NDQCP plan assets, we record the difference in fair value to other income (expense) net. Correspondingly, to recognize the increase or decrease in the NDQCP liability, we record the difference to other benefits expense, as the investments are beneficially owned by SG&A employees.

Interest and Other Income, Net
	Fiscal Years Ended		Year-Over-Year
(Dollars in thousands)	April 2, 2011	April 3, 2010	Change
Interest Income	$812	$1,058	-23%
Other Income, Net	825	1,560	-47%
Total Interest Income and Other income, Net	$1,637	$2,618	-37%
Percentage of Net Sales	2%	4%

Interest income consists primarily of interest income from our cash, cash equivalents, short-term and long-term investments. The decrease in interest income in fiscal 2011 was due to a shift in our investment portfolio from higher-yielding ARS to other short-term securities, partially offset by interest income generated by higher cash and investment balance.

Other income (expense), net was $735,000 lower compared to the prior year. The decrease was primarily due to an increase in fair value of investments held by our NQDCP of $689,000 in fiscal 2011 compared to an increase of $1,607,000 in fiscal 2010, partially offset by a $100,000 gain on sale of equipment.

Provision for Income Taxes
The provision for income taxes represents federal, state and foreign taxes.  The provision for income taxes for fiscal 2011 was $5,498,000 at an effective tax rate of 31%, compared to $1,251,000 at an effective tax rate of 20% in 2010. Our effective tax rate of 31% was less than the combined federal and state tax rate due to the domestic production activities deduction, the benefits of R&D credits, tax exempt investment income, and a portion of our income being generated in Hong Kong which has a different tax rate, partially offset by the adverse impact of a valuation allowance recorded against California deferred tax assets.

During the quarter ended October 2, 2010, we identified the inclusion of certain R&D expenses in the calculation of the R&D tax credits which were not in compliance with IRS regulations. As a result, the income tax expense for the quarter ended December 26, 2009 and year ended April 3, 2010 was understated by $217,000. This amount was corrected in the three months ended October 2, 2010. We assessed the materiality of this adjustment on the prior periods and concluded that it was not material to those periods. We also concluded that the out of period adjustment, which resulted in a $217,000 increase in tax expense for the fiscal year ended April 2, 2011, was not material to such period.

Financial Condition

Overview
Total cash, cash equivalents, short-term and long-term investments balance as of March 31, 2012, was $156,897,000, compared with $163,922,000 on April 2, 2011, and $152,013,000 on April 3, 2010.  The decrease in fiscal 2012 resulted primarily from purchases of our stock of $17,139,000 and capital expenditures of $1,099,000, partially offset by $11,792,000 of cash provided by operating activities. Working capital is defined as current assets less current liabilities.  Working capital was $153,177,000, a decrease of $3,496,000 from $156,673,000 as of April 2, 2011.  This decrease in working capital was mostly the result of purchases of our stock of $17,139,000 and capital expenditures of $1,099,000, partially offset by cash provided by operating activities of $11,792,000 and partial redemptions of $4,700,000 of our ARS classified as long-term investments which were reinvested in short-term securities.

Subsequent to March 31, 2012, $12,750,000 of our ARS was redeemed at par value, reducing our ARS holdings to a par value of $15,300,000.

We have a stock repurchase program under which approximately 1,325,000 shares remained available for repurchase as of June 13, 2012.  Since we announced our plans to use $60 million of our cash to repurchase stock over twenty-six months within our repurchase program at the end of January 2011, as of June 13, 2012, we have repurchased approximately 1,175,000 shares for a total of $23,429,000. Over this plan's remaining ten months, we would expect to continue our repurchases at approximately the same rate, which would result in approximately $15 million of repurchases, bringing our total repurchases under this plan to approximately $40 million instead of $60 million. We could continue to use our cash to repurchase shares under our repurchase program thereafter since our repurchase program has no expiration date.

Liquidity and Capital Resources

In summary, our cash flows were as follows (in thousands):

	Fiscal Years Ended
	March 31, 2012	April 2, 2011		April 3, 2010
		(As revised)	(1)	(As revised) (1)
Net cash provided by operating activities	$11,792	$16,755		$9,978
Net cash (used in) provided by investing activities	(232)	781		(25,309)
Net cash (used in) provided by financing activities	(15,662)	(3,727)		1,240
Net (decrease) increase in cash and cash equivalents	$(4,102)	$13,809		$(14,091)
___________________________
(1) See Footnote 1, Revision to previously issued financial statements, within the Consolidated Financial Statements for more information.

Fiscal 2012

Operating Activities
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The decrease of $4,963,000 compared to the prior year resulted from lesser net income after non-cash adjustments of $6,987,000, partially offset by an increase from changes in assets and liabilities totaling $2,024,000. Net income was lower than the prior year by $7,533,000, while non-cash adjustments to net income were higher by $546,000. The increased non-cash adjustments to net income resulted primarily from an increase in provision for excess and obsolete inventories due to a reduction in demand for the Company's products compared to last year, partially offset by a greater decrease in deferred income taxes. Changes in operating assets and liabilities increased cash provided by operating activities due to a reduction in inventories compared to a large increase in the prior year as we reduced capacity utilization of our wafer fab more than our sales declined; a decrease in prepaid taxes compared to an increase last year as our tax liability was reduced; a lesser increase in trade accounts payable and accrued liabilities; and a decrease in deferred revenue. These increases to cash were partially offset by a reduction in income taxes payable compared to an increase last year, an increase in prepaid expenses and other assets compared to a decrease last year; trade accounts receivable being flat compared to a large decrease at the end of last year as sales declined; a decrease in trade accounts payable and accrued expenses compared to an increase last year; and a decrease in deferred revenue compared to an increase last year as our distributor channel reduced inventory this year.

Investing Activities
Investing cash flows consist primarily of capital expenditures and purchases of short-term investments, partially offset by sales of short-term investments and redemptions of long-term investments. Cash used in investing activities was $232,000 in fiscal year 2012 compared to cash provided of $781,000 in fiscal year 2011. During fiscal year 2012, we received par value redemptions of our ARS totaling $4,700,000.  Partially offsetting this was $3,833,000 of greater purchases than disposals of short-term investments and capital expenditure of $1,099,000. Our capital expenditures in fiscal 2012 were devoted primarily to equipment to expand and upgrade our test capacity and to upgrade certain wafer fab equipment.

Our investment portfolio is primarily comprised of municipal bonds, corporate bonds, government agency bonds, certificates of deposits and ARS.

As further described in Note 3, auction failures have limited and we expect will continue to limit our ability to liquidate our ARS for some period of time. However, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. As of March 31, 2012, our ARS had declined to a par value of $28,050,000 and we had approximately $153,177,000 of working capital, including approximately $130,977,000 of cash, cash equivalents, and short-term investments, and we have generated cash from our operations for the past several years.

Financing Activities
Financing cash flows consist primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans and sales of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities, and repurchases of stock on the open market. Net cash used by financing activities in fiscal 2012 was $15,662,000, due to repurchases of our shares from the open market totaling $17,139,000, partially offset by proceeds associated with the exercise of stock options and employee purchases through the employee stock purchase plan. In contrast, in fiscal 2011 when cash used by financing activities was $3,727,000, our share repurchases totalled $6,267,000.

We expect to spend approximately $4,300,000 for capital acquisitions in fiscal 2013.  We believe that we have substantial production capacity in place to handle any projected increase in business in fiscal 2013.  Almost all of our $4,941,000 book value of property, plant and equipment are located in the United States and Hong Kong. We also believe that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months even if during the remainder of fiscal 2013 we are able to repurchase the approximately remaining $37 million worth of shares in the repurchase plan we announced in January, 2011.

Fiscal 2011

Operating Activities
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The increase of $6,777,000 compared to the prior year resulted from a greater net income after non-cash adjustments of $8,650,000, partially offset by a decrease from changes in assets and liabilities totaling $1,873,000. The increased non-cash adjustments to net income were $1,493,000 and resulted primarily from a decrease in deferred income taxes, compared to an increase last year, a lower unrealized gain from short-term investments and an increase in amortization of premium on short-term investments. These changes in non-cash adjustments were partially offset by decreases due to lower depreciation expense; a reduction in provision for excess and obsolete inventories due to increased overall demand; and lower stock based compensation. Changes in operating assets and liabilities reduced cash provided by operating activities due to an increase in prepaid taxes compared to a decrease last year; a greater increase in inventories compared to last year as production increased in the first half of fiscal 2011 in anticipation of increased sales which did not materialize; a lesser increase in trade accounts payable and accrued liabilities; and a decrease in deferred revenue. These reductions to cash were partially offset by a reduction in trade accounts receivable due to decreased sales during the second half of fiscal 2011 compared to an increase in the second half of fiscal 2010, and due to a decrease in prepaid expenses and other assets.

Investing Activities
Investing cash flows consist primarily of capital expenditures and purchases of short-term investments, partially offset by sales of short-term investments and redemptions of long-term investments. Cash provided by investing activities was $781,000 in fiscal year 2011 compared to cash used of $25,309,000 in fiscal year 2010. During fiscal year 2011, we received par value redemptions of our ARS totaling $36,450,000.  Partially offsetting this was $34,559,000 of greater purchases than disposals of short-term investments and capital expenditure of $1,210,000. Our capital expenditures in fiscal 2011 were devoted primarily to equipment to expand our test capacity and to upgrades of our software and computer hardware.

Our investment portfolio was primarily comprised of municipal bonds, corporate bonds, ARS, government agency bonds, discount notes and certificates of deposits.

As further described in Note 3, auction failures have limited our ability to liquidate our ARS for some period of time. As of April 2, 2011, we had approximately $156,673,000 of working capital, including approximately $133,722,000 of cash, cash equivalents, and short-term investments.

Financing Activities
Financing cash flows consist primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans and sales of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities, and repurchases of stock on the open market. Net cash used by financing activities in fiscal 2011 was $3,727,000 due to repurchases of our shares from the open market, partially offset by proceeds associated with the exercise of stock options and employee purchases through the employee stock purchase plan. In contrast, in fiscal 2010 when cash provided by financing activities was $1,240,000, we did not repurchase any shares in the open market or otherwise.

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements. Noted below under "Contractual Obligations" are various commitments we have associated with our business such as lease commitments, open purchase obligations and other items that are not recorded on our balance sheet, since we have not yet received the related goods or services as of March 31, 2012.

Contractual Obligations
The following table summarizes our significant contractual cash obligations at March 31, 2012, which consist of operating facility leases and open volume purchase orders which provide volume discounts. Such obligations are expected to have minimal effect on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years
Operating lease obligations (1)	$2,931	$834	$709	$671	$662	$55
Purchase obligations	4,797	3,653	574	524	22	24
Total Contractual Cash Obligations	$7,728	$4,487	$1,283	$1,195	$684	$79
_____________________________
(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense amounted to $1,070,000 for fiscal 2012.  Rental expenses were $1,068,000 in fiscal 2011.

As of March 31, 2012, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables was $2,844,000. As of March 31, 2012, we had accumulated balances for estimated interest and penalties related to unrecognized tax benefits in income tax expense of $494,000 and $152,000, respectively. For the year ended March 31, 2012, we recorded estimated interest of $127,000 and estimated penalties of $6,000. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.

Common Stock Repurchases
Share repurchase activities for fiscal years ended March 31, 2012 and April 2, 2011 were as follows:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011
Number of shares repurchased	901,000	273,000
Cost of shares repurchased	$17,139,000	$6,267,000
Average price per share	$19.02	$22.97

Since the inception of these repurchase programs in 1992 through March 31, 2012, we have repurchased a total of approximately 3,518,000 shares of the common stock for an aggregate cost of $59,957,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of March 31, 2012, there were approximately 1,326,000 shares authorized for future repurchase under our current program.

Recent Accounting Pronouncements
In June 2011, Financial Accounting Standard Board ("FASB") issued new authoritative guidance regarding Presentation of Comprehensive Income.  This amendment attempts to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  In order to facilitate convergence with International Financial Reporting Standards ("IFRS"), FASB has decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  Also, this amendment requires that all non-owner changes in stockholders' equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This amendment is effective for annual periods beginning after December 15, 2011 and interim periods within these fiscal years (the fiscal quarter ending June 30, 2012 for us) and is applied retrospectively.  On October 21, 2011, the FASB proposed a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt all other requirements contained in the guidance. We are currently assessing the potential effect to our Consolidated Financial Statements in applying this guidance.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We are exposed to financial market risks primarily due to changes in interest rates.  We do not use derivatives to alter the interest characteristics of our investment securities.  We have no holdings of derivative or commodity instruments, and our holdings are for purposes other than trading.  Our investment portfolio is primarily comprised of municipal bonds, corporate bonds, ARS, government agency bonds, discount notes and certificates of deposits.  Investments and cash and cash equivalents generated interest income of $999,000 and $812,000 in fiscal years 2012 and 2011, respectively.  Based on our investments and cash and cash equivalent balance as of March 31, 2012, one percentage point change in interest rates would cause change in our annual interest income by an amount of approximately $1,503,000.

ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we have encountered with regard to our ARS, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We recorded a $2,150,000 temporary impairment in value as of March 31, 2012, which decreased from $2,550,000 as of April 2, 2011, due to our reduced ARS holdings resulting from several ARS redemptions. In the event we need to access the funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.

The ARS we hold had contractual maturities generally between 20 to 29 years and had a total par value of $28,050,000 as of March 31, 2012, compared to $32,750,000 as of April 2, 2011. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates were reset every seven to thirty-five days through an auction process prior to the fourth quarter of fiscal 2008. At the end of each reset period, investors can sell or continue to hold the securities at par. The ARS held by us are backed by student loans and of high credit quality and a significant portion of them are collateralized and are guaranteed by the United States Department of Education. Until recently, all ARS held by us are rated by the major independent rating agencies as either AAA or Aaa. However in February 2012, one of our ARS holdings was downgraded to AA+ by S&P and in June 2012 to A- by Fitch. We believe these downgrades had no impact on the fair value of this ARS as of March 31, 2012. As all of our ARS are of high credit rating, we believe the credit risk is very low.

Subsequent to March 31, 2012, $12,750,000 of our ARS was redeemed at par value, reducing our ARS holdings to a par value of $15,300,000.

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

Foreign Currency Exchange Risks
We do not hedge any potential risk from foreign currency exposure. With our operations in Hong Kong, we face exposure to an adverse change in the exchange rate of the Hong Kong dollar.  We believe that our exposure is relatively small, thus we do not employ hedging techniques designed to mitigate this foreign currency exposure.  Likewise, we could experience unanticipated currency gains or losses.  As the level of activity at this operation changes over time, actual currency gains or losses could have an adverse impact to the Consolidated Financial Statements. Our foreign sales are denominated in United States dollars.  Currency exchange fluctuations in countries where we do business could harm the business by resulting in pricing that is not competitive with prices denominated in local currencies.

Item 8.  Unaudited Quarterly Financial Information and Supplementary Data

Each of these quarters presented consisted of 13 weeks (in thousands, except per share amounts).

	Quarters Ended
	Mar 31,	Dec 31,	Oct 1,	Jul 2,	Apr 2,	Jan 1,	Oct 2,	Jul 3,
(Unaudited)	2012	2011	2011	2011	2011	2011	2010	2010
Statement of Income Data:
Net sales	$16,451	$14,066	16,960	$18,058	$17,983	$19,675	22,359	$23,155
Costs of sales	8,723	8,708	8,432	8,992	8,863	9,341	9,819	9,961
Gross profit	7,728	5,358	8,528	9,066	9,120	10,334	12,540	13,194
Income (loss) from operations	229	(1,391)	2,602	2,001	1,571	3,141	5,059	6,372
Income (losss) before provision for income taxes	1,066	(607)	2,017	2,369	2,129	3,586	5,782	6,283
Net income	$1,273	$96	$1,711	$1,669	$1,492	$2,860	$3,822	$4,108
Net income per share(1)
Basic	$0.11	$0.01	$0.14	$0.13	$0.12	$0.22	$0.29	$0.32
Diluted	$0.11	$0.01	$0.14	$0.13	$0.12	$0.22	$0.29	$0.32
______________________________________
(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

(iii) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of March 31, 2012, and have determined that they are effective at the reasonable assurance level.

(b)      Management's Annual Report on Internal Control over Financial Reporting:

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

Our management with participation of our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on the assessment using those criteria, management concluded that, as of March 31, 2012, our internal control over financial reporting is effective.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements as of and for the fiscal year ended March 31, 2012, included in this Annual Report on Form 10-K, also audited and expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of March 31, 2012. The reports on the audit of internal control over financial reporting and the audit of the financial statements appear under item 15(a)(1) in this Annual Report on Form 10-K.

(c)      Changes in Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting identified in connection with management's evaluation during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)      Inherent Limitations on Effectiveness of Controls.

Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints and competing use of resources, and the benefits of controls must be considered relative to their costs in light of competing demands on limited resources.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to errors or frauds will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts or omissions of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.  Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2012 Annual Meeting of Stockholders currently planned to be held on August 17, 2012 (the "Proxy Statement").

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under "Election of Directors" in the Proxy Statement and is incorporated by reference.   The information required by Item 405 of Regulation S-K with respect to disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled "Compliance with Section 16(a) of the Exchange Act" in the 2012 Proxy Statement.  The required information regarding executive officers is included in Part I hereof under caption "Executive Officers of the Company."

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

The information required by this item 10 regarding our nominating and corporate governance committee, our audit committee, and our audit committee financial expert is incorporated by reference from the information contained in the 2012 Proxy Statement.

Item 11.  Executive Compensation

Information regarding the Company's remuneration of its officers and directors is set forth under "Compensation of Outside Directors" and "Compensation of Executive Officers" in the 2012 Proxy Statement and is incorporated by reference. Other information required by this Item 11 is set forth under "Report of the Executive Compensation Committee of the Board of Directors" and "Compensation Committee Interlocks and Insider Participation" in the 2012 Proxy Statement and is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the 2012 Proxy Statement and is incorporated by reference. The information required by this item with respect to our equity compensation plans is hereby incorporated from Part II, Item 5 of this Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is set forth under "Certain Relationship and Related Transactions" in the 2012 Proxy Statement and is incorporated by reference and information regarding our corporate governance is set forth under "Election of Directors" in the 2012 Proxy Statement and is incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this Item regarding accounting fees and services is set forth under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" in the 2012 Proxy Statement and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this form:
		Page
1.	Report of Independent Registered Public Accounting Firm	43

	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	44

	Report of Independent Registered Public Accounting Firm	45

2.	Consolidated Financial Statements:
	Consolidated Balance Sheets as of March 31, 2012 and April 2, 2011	46
	For the three years ended March 31, 2012, April 2, 2011 and April 3, 2010:
	Consolidated Statements of Income	47
	Consolidated Statements of Shareholders' Equity and Comprehensive Income	48
	Consolidated Statements of Cash Flows	49
	Notes to Consolidated Financial Statements	50

3.	Exhibits.

	Exhibit	Exhibit Description

	3.1 (1)	Restated Articles of Incorporation of Registrant filed May 21, 1980.

	3.2 (1)	Certificate of Amendment of Articles of Incorporation filed April 16, 1981.

	3.3 (1)	Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

	3.4 (1)	Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

	3.5 (2)	Amended and Restated Bylaws of Registrant.

	10.1 (1)*	Non-Qualified Deferred Compensation Plan, which became effective January 1, 1996, as most recently amended on December 1, 2008.

10.2 (1)
Lease 71 Vista Montana, San Jose, California, comprised of a lease dated December 7, 1988, and five amendments (5/4/89; 6/18/90; 12/21/95; 2/1/99; and 1/23/04) and two assignments (11/15/96 and 2/1/99) with Sobrato Development Companies #871, as landlord, and Supertex, Inc., as assignee/tenant.

	10.3 (3)	Sixth Amendment to Lease of 71 Vista Montana, San Jose, California dated April 16, 2010, with Sobrato Development Companies #871, as landlord, and Supertex, Inc., as assignee/tenant.

	10.4 (1)	Leases of Hong Kong Facility dated 5/16/08, 9/11/09, and 9/11/09 with Jing Wah Garments Mfg. Co. Ltd.

	10.5 (4)*	2000 Employee Stock Purchase Plan.

	10.6 (5)*	2001 Stock Option Plan.

	10.7 (6)*	2009 Equity Incentive Plan.

	10.8 (1)*	Profit Sharing Bonus Incentive Plan.

	21.1	Subsidiary of the Registrant.

	23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

	23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

	24.1	Power of Attorney (See signature page).

	31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(1)	Exhibits 3.1, 3.2, 3.3, 3.4, 10.1, 10.2, 10.4, and 10.8 to Registrant's Annual Report on Form 10-K dated April 3, 2010, filed with the SEC on June 11, 2010 are hereby incorporated by reference.

	(2)	Exhibit 3.6 to Registrant's Current Report on Form 8-K dated December 21, 2007, filed with the SEC on December 28, 2007, is hereby incorporated by reference.

	(3)	Exhibit 10.9 to Registrant's Current Report on Form 8-K dated April 16, 2010, filed with the SEC on April 22, 2010 is hereby incorporated by reference.

	(4)	Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (File No. 333-47606) which was filed with the SEC and became effective on October 10, 2000, is hereby incorporated by reference.

	(5)	Appendix B of Registrant's amended Proxy Statement on Schedule 14A filed on August 7, 2001 (File No. 000-12718) is hereby incorporated by reference.

	(6)	Appendix 1 of Registrant's Proxy Statement on Schedule 14A filed on July 2, 2009 (File No. 000-12718) is hereby incorporated by reference.

	*	Denotes a management contract or compensatory plan or arrangement.

(b)	Exhibits 21.1, 23.1, 24.1, 31.1, 31.2, 32.1 and 32.2 are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supertex, Inc.

Dated: June 13, 2012	/s/PHILLIP A. KAGEL
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

Signature	Title	Date

/s/ HENRY C. PAO	Director, President and Chief Executive Officer	June 13, 2012
(Henry C. Pao)	(Principle Executive Officer)

/s/ PHILLIP A. KAGEL	Vice President, Finance and Chief Financial Officer	June 13, 2012
(Phillip A. Kagel)	(Principal Financial and Accounting Officer)

/s/ BENEDICT C. K. CHOY	Director and Senior Vice President, Technology Development	June 13, 2012
(Benedict C. K. Choy)

/s/ W. MARK LOVELESS	Director	June 13, 2012
(W. Mark Loveless)

/s/ ELLIOTT SCHLAM	Director	June 13, 2012
(Elliott Schlam)

/s/ MILTON FENG	Director	June 13, 2012
(Milton Feng)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Supertex, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheet of Supertex, Inc. as of March 31, 2012 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supertex, Inc. at March 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Supertex, Inc.'s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 13, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
June 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
Supertex, Inc.
Sunnyvale, California

We have audited Supertex, Inc.'s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Supertex, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, "Item 9A, Management's Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm". Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Supertex, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Supertex, Inc. as of March 31, 2012, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year then ended and our report dated June 13, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
June 13, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Supertex, Inc.

In our opinion, the accompanying consolidated balance sheet as of April 2, 2011 and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of two years in the period ended April 2, 2011, present fairly, in all material respects, the financial position of Supertex, Inc. and its subsidiaries at April 2, 2011, and the results of their operations and their cash flows for each of the two years in the period ended April 2, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
June 13, 2011, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the change in the non-cash amortization of premiums paid on debt investments within the Consolidated Statements of Cash Flows discussed in Note 1 - Revision to previously issued financial statements, as to which the date is June 13, 2012.

 SUPERTEX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2012	April 2, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$19,860	$23,962
Short-term investments	111,137	109,760
Trade accounts receivable, net	8,021	8,100
Inventories	14,438	20,600
Prepaid expenses and other current assets	6,786	2,975
Prepaid income taxes	3,032	6,461
Deferred income taxes	7,529	7,228
Total current assets	170,803	179,086
Long-term investments	25,900	30,200
Property, plant and equipment, net	4,941	5,708
Other assets	621	622
Deferred income taxes	5,375	4,980
Total assets	$207,640	$220,596

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$1,994	$3,283
Accrued salaries and employee benefits	12,434	12,430
Other accrued liabilities	615	772
Deferred revenue	2,560	3,664
Income taxes payable	23	2,264
Total current liabilities	17,626	22,413
Income taxes payable, noncurrent	4,161	4,974
Other accrued liabilities, noncurrent	561	290
Total liabilities	22,348	27,677

Commitments and contingencies (Note 14)

Shareholders' Equity:
Preferred stock, no par value -- 10,000 shares authorized, none issued and outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 11,992 shares as of March 31, 2012 and 12,808 shares as of April 2, 2011	68,031	68,499
Accumulated other comprehensive loss	(1,345)	(1,683)
Retained earnings	118,606	126,103
Total shareholders' equity	185,292	192,919
Total liabilities and shareholders' equity	$207,640	$220,596

See accompanying Notes to Consolidated Financial Statements.

 SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Net sales	$65,535	$83,172	$66,724
Cost and expenses:
Cost of sales	34,855	37,984	34,722
Research and development	14,399	14,851	15,404
Selling, general and administrative	12,840	14,194	12,840
Total costs and expenses	62,094	67,029	62,966
Income from operations	3,441	16,143	3,758
Interest and other income:
Interest income	999	812	1,058
Other income, net	405	825	1,560
Income before provision for income taxes	4,845	17,780	6,376
Provision for income taxes	96	5,498	1,251
Net income	$4,749	$12,282	$5,125

Net income per share
Basic	$0.38	$0.95	$0.40
Diluted	$0.38	$0.94	$0.39
Shares used in per share computation
Basic	12,340	12,976	12,912
Diluted	12,351	13,030	12,995

See accompanying Notes to Consolidated Financial Statements.

 SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

	Number of Common Shares	Stock Amount	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Share-holders' Equity	Comprehensive Income

Balance, March 28, 2009	12,872	$59,549	$(5,494)	$113,521	$167,576	$-
Stock options exercised	66	1,060	-	-	1,060
Issuance of shares under ESPP	6	154	-	-	154
Stock-based compensation expense	-	3,470	-	-	3,470
Excess tax benefit from stock-based compensation plans	-	63	-	-	63
Net income	-	-	-	5,125	5,125	5,125
Unrealized gain from available-for-sale investments, net of taxes	-	-	2,928	-	2,928	2,928
Balance, April 3, 2010	12,944	64,296	(2,566)	118,646	180,376	8,053
Stock options exercised	130	2,355	-	-	2,355
Issuance of shares under ESPP	7	178	-	-	178
Stock repurchase	(273)	(1,442)	-	(4,825)	(6,267)
Stock-based compensation expense	-	3,099	-	-	3,099
Excess tax benefit from stock-based compensation plans	-	13	-	-	13
Net income	-	-	-	12,282	12,282	12,282
Unrealized gain from available-for-sale investments, net of taxes	-	-	883	-	883	883
Balance, April 2, 2011	12,808	68,499	(1,683)	126,103	192,919	13,165
Stock options exercised	77	1,317	-	-	1,317
Issuance of shares under ESPP	8	159	-	-	159
Stock repurchase	(901)	(4,893)	-	(12,246)	(17,139)
Stock-based compensation expense	-	3,031	-	-	3,031
Excess tax benefit from stock-based compensation plans	-	(82)	-	-	(82)
Net income	-	-	-	4,749	4,749	4,749
Unrealized gain from available-for-sale investments, net of taxes	-	-	338	-	338	338
Balance, March 31, 2012	11,992	$68,031	$(1,345)	$118,606	$185,292	$5,087

See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 31, 2012	April 2, 2011 (As revised)	April 3, 2010 (As revised)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,749	$12,282	$5,125
Non-cash adjustments to net income:
Depreciation and amortization	1,918	2,303	2,952
Provision for doubtful accounts and sales returns	108	525	488
Valuation adjustment for excess and obsolete inventories	4,667	2,859	3,448
Deferred income taxes	(877)	484	(929)
Stock-based compensation	3,031	3,099	3,470
Tax (provision) benefit related to stock-based compensation plans	(82)	13	63
Excess tax benefit related to stock-based compensation	(1)	(7)	(26)
Unrealized gain from short-term investments, categorized as trading	(250)	(689)	(1,607)
Amortization of premium on short-term investments	2,825	2,305	1,437
Loss (gain) on disposal of property, plant and equipment	1	(98)	5
Changes in operating assets and liabilities:
Trade accounts receivable	(19)	2,125	(3,183)
Inventories	1,495	(8,009)	(3,198)
Prepaid expenses and other assets	(3,820)	745	(2,239)
Prepaid income taxes	3,429	(4,005)	2,132
Trade accounts payable and accrued expenses	(1,224)	418	3,540
Deferred revenue	(1,104)	(298)	686
Income taxes payable	(3,054)	2,703	(2,186)
Net cash provided by operating activities	11,792	16,755	9,978
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(1,099)	(1,210)	(1,201)
Proceeds from disposal of property, plant and equipment	-	100	-
Purchases of investments	(170,567)	(176,970)	(87,670)
Sales of investments	108,766	53,699	11,143
Maturities of investments	62,668	125,162	52,419
Net cash (used in) provided by investing activities	(232)	781	(25,309)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	1,476	2,533	1,214
Shares repurchased	(17,139)	(6,267)	-
Excess tax benefit related to stock-based compensation	1	7	26
Net cash (used in) provided by financing activities	(15,662)	(3,727)	1,240
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,102)	13,809	(14,091)
CASH AND CASH EQUIVALENTS:
Beginning of period	23,962	10,153	24,244
End of period	$19,860	$23,962	$10,153
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$4,792	$5,089	$3,479
Supplemental disclosure of non-cash activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$53	$12	$74

See accompanying Notes to Consolidated Financial Statements

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Supertex, Inc. (together with its wholly-owned subsidiary, Supertex Limited, herein referred to as "Supertex" or the "Company") designs, develops, manufactures, and markets high voltage analog and mixed signal integrated circuits utilizing high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  The Company supplies standard and custom interface products primarily for use in the medical electronics, LED lighting, printers, devices using EL lamps, telecommunications, and industrial/other markets.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant inter-company balances and transactions have been eliminated.

Fiscal Period
The Company uses a 52-53 week fiscal year ending the Saturday nearest to March 31st.  Fiscal years 2012 and 2011 both comprised 52 weeks. Fiscal year 2010 comprised 53 weeks.

Revision to previously issued financial statements
During fiscal year 2012, the Company identified that it had not been appropriately classifying the non-cash amortization of premiums paid on debt instruments within the Consolidated Statement of Cash Flows. The Company incorrectly reflected the amortization as a cash inflow from investing activities rather than a reconciling item in arriving at net cash provided by operating activities. The Company has determined to revise its Consolidated Statements of Cash Flows to correct this error. Accordingly, the Company has revised the accompanying Consolidated Statements of Cash Flows for the fiscal years ended April 3, 2010 and April 2, 2011. The misclassifications did not impact the Consolidated Statements of Income and the Consolidated Balance Sheets. The revisions are not material to previously issued financial statements. The amounts of the revisions are shown in the table below (in thousands).

	Operating Activities Impact			Investing Activities Impact
Fiscal Years Ended	As reported	Adjustment	As revised	As reported	Adjustment	As revised
April 2, 2011	$14,450	$2,305	$16,755	$3,086	$(2,305)	$781
April 3, 2010	$8,541	$1,437	$9,978	$(23,872)	$(1,437)	$(25,309)

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  Significant estimates in these financial statements include revenue recognition, provision for sales returns and allowances, allowance for doubtful accounts, warranty reserves, estimates for useful lives associated with long lived assets, asset impairments, auction rate security ("ARS") valuation, net realizable value of inventories, asset retirement obligations, certain accrued liabilities and provision for income taxes and tax valuation allowance.  Actual results could differ from those estimates.

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

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Cash and Cash Equivalents
Investments with an original or remaining maturity of 90 days or less, as of the date of purchase, are considered cash equivalents, and consist of municipal bonds, corporate bonds, and government agency bonds. The Company maintains cash balances at a variety of financial institutions and has not experienced any material losses relating to such balances.

Short-term and long-term investments
The appropriate classification of investments in marketable securities is determined at the time of purchase based on management's intended holding period and the realizability of the investment, and such designation is reevaluated at each balance sheet date. The Company also monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary. Investments categorized as trading consisted entirely of investments in mutual funds held by the Company's Non-qualified Deferred Compensation Plan ("NQDCP") and are included as short-term investments on the consolidated balance sheets.

The Company's short-term and long-term investments as of March 31, 2012 are composed of municipal bonds, corporate bonds, ARS, government agency bonds and certificates of deposits.  Unrealized gains and losses are reported in accumulated other comprehensive income (loss), a separate component of shareholders' equity, net of any related tax effect. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income (expense). There were no realized losses and declines in value judged to be other than temporary recorded in fiscal years 2012, 2011 and 2010.  For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. The ARS investments held by the Company as of March 31, 2012 have experienced failed auctions due to sales orders exceeding purchase orders, so the Company's ARS investments are considered illiquid until there is a successful auction for them. As of March 31, 2012, the par value of $28,050,000 ARS was presented in long-term investments. Due to the lack of availability of observable market quotes on the Company's investment portfolio of ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security.

For investments other than the ARS, the fair value is observable and therefore no estimates are required.

The Company reviews its impairments to determine the classification of the impairment as "temporary" or "other-than-temporary." Declines in fair value that are considered other than temporary are reported in the statement of income and those that are considered temporary are reported as a component of accumulated other comprehensive income (loss) in shareholders' equity.

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

Based on this assessment of fair value of ARS as of March 31, 2012, the unrealized loss of $2,150,000 was recorded in accumulated other comprehensive loss, net of tax of $753,000.

The valuation of the Company's investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company's valuation include changes of credit ratings, as well as collateral values, default rate of underlying assets, counterparty risk and ongoing strength of the liquidity market (See Notes 2 and 3).

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Concentration of credit risk and foreign operations
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term and long-term investments, and accounts receivable.  The Company's accounts receivable are derived from sales and earned from customers located in the U.S. and certain foreign countries and regions, including Europe, China, Japan, and the rest of Asia.  For the years ended March 31, 2012, April 2, 2011 and April 3, 2010, sales to foreign customers based on destination locations were all denominated in U.S. dollars and accounted for 65%, 71% and 68%, of net sales, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.

As of March 31, 2012, two customers accounted for 12% and 11% of gross accounts receivable, respectively. One customer accounted for 15% of gross accounts receivable as of April 2, 2011.

Foreign Currency Risk
Because of the Company's operations in Hong Kong, the Company may face exposure to an adverse change in the exchange rate of the Hong Kong dollar that is currently pegged to the U.S. dollar.  The Company believes that its exposure is relatively small, thus it does not employ hedging techniques designed to mitigate this foreign currency exposure. The Company could experience unanticipated currency gains or losses.  As the level of activity at this operation changes over time, actual currency gains or losses could have an adverse impact to the consolidated financial statements.

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

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Revenue Recognition
The Company recognizes revenue from direct product sales to end-user customers upon transfer of title and risk of loss, which is upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection of the resulting receivable is reasonably assured. For sales to original equipment manufacturers ("OEMs"), the Company uses either a binding purchase order or signed agreement as evidence of an arrangement.  Sales through distributors are evidenced by binding purchase orders on a transaction-by-transaction basis.  Sales to distributors are made primarily under arrangements allowing limited rights of return, limited price protection and limited right of stock rotation on merchandise unsold by the distributors.  Because of the uncertainty associated with pricing concessions and possible returns, with the exception of certain products, the Company defers the recognition of such sales and the related costs of sales until distributors have sold the merchandise to their end customers. The Company's distributors provide an inventory balance report at the end of each period, which allows the Company to determine products sold to their end customers.

The Company also provides custom processing services for manufacture of integrated circuits, using customer-owned designs and mask tooling.  Under this "custom processing service" arrangement, a tangible product is sold, and the Company bears the risk of loss until title is passed.  Title to the product under the "custom processing service" arrangement is passed to the customer at the time of shipment.

From time to time, deferred revenue results from up-front billings from customers under non-recurring engineering ("NRE") contracts. The Company recognizes revenue from NRE contracts upon completion of contract milestones, which corresponds to when the Company provides the services and/or products.  Revenue is deferred for any amounts received prior to completion of engineering contract milestones, such as amounts received upon delivery of proto-type, if such a delivery is an agreed upon milestone. Some of the NRE contracts include formal customer acceptance provisions.  In this case at the end of each period, the Company determines whether customer acceptance has been obtained for the specific milestone.  If customer acceptance has not been obtained, the Company defers the recognition of such revenue until customer acceptance is obtained.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Sales Returns and Other Allowances
The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded.  The Company bases this provision on historical experience, analyses of outstanding Return Material Authorization and Allowance Authorization data and any other form of notification of pending returns.  The Company continuously monitors and tracks product returns and in circumstances where it is aware of a specific customer return or allowance which is over and above normal historical sales returns, the Company records a specific allowance against the amounts due, in order to reduce its net receivable from such customer.  While sales returns have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past.  Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on the Company's operating results for the period or periods in which such returns occur.

Warranty Reserves
For sales through distributors, the Company's policy is to replace under warranty defective products at its own expense for a period of 90 days from date of shipment. This period may be extended in certain cases. This liability is limited to replacement of the product and freight and delivery costs. In certain cases, the Company may pay for rework. This warranty does not apply to any of such products which have been repaired or altered, except by the Company, or which have been subjected to misuse, negligence, or accident. The Company does not extend the original warranty period of any product which has either been repaired or replaced by the Company. The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical experience.

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

Stock-based Compensation
The Company applies the fair value recognition provisions of stock-based compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options, based on the estimated fair value of those awards at their grant date. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options, which requires various subjective assumptions including expected term, expected volatility and risk-free interest rates. The Company records this fair value as compensation expense on a straight-line basis over the period during which the employee or director is to perform services in connection with the award (generally over the vesting period of the award).

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

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Management must determine the probability that the Company will be able to utilize deferred tax assets. If it determines that recovery is unlikely, then a valuation allowance against the deferred tax asset is recorded resulting in increased income tax expense. As of March 31, 2012, the Company believes that the deferred tax assets recorded on its balance sheet will be utilized. However, should there be a change in the Company's ability to utilize or recover its deferred tax assets, an additional income tax expense would be incurred in the period in which it was determined that the recovery is not probable.

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

Advertising Costs
The Company expenses advertising and promotional costs as they are incurred. Advertising expense was immaterial for fiscal 2012, 2011 and 2010.

Fair Value of Financial Instruments
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

Reclassification
For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect the Company's net income, as previously reported.

Recent Accounting Pronouncements
In June 2011, Financial Accounting Standard Board ("FASB") issued new authoritative guidance regarding Presentation of Comprehensive Income.  This amendment attempts to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  In order to facilitate convergence with International Financial Reporting Standards ("IFRS"), FASB has decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  Also, this amendment requires that all non-owner changes in stockholders' equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This amendment is effective for annual periods beginning after December 15, 2011 and interim periods within these years (the fiscal quarter ending June 30, 2012 for the Company) and is applied retrospectively.  On October 21, 2011, the FASB proposed a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt all other requirements contained in the guidance. The Company is currently assessing the potential effect to its Consolidated Financial Statements in applying this guidance.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Level 2 - Observable inputs such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets.

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities.

The Company's money market investments, certificates of deposit purchased directly from the bank, and Non Qualified Deferred Compensation (NQDCP) assets and liabilities are valued using Level 1 inputs. Fixed income available-for-sale portfolio mainly consisting of municipal bonds, US government agency bonds, corporate bonds and certificates of deposit bought in the secondary market are valued using Level 2 inputs.

Included in the Company's long-term investments are ARS, which are collateralized by student loans. Due to the lack of availability of observable market quotes for the Company's investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model using Level 3 inputs. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including, but not limited to liquidity discount for the current ARS market, and the timing of recovery of ARS market from three to six years. The Company used a term of four years; current coupon rate range of .23%-.42%; discount margin range of 2.02%-2.14%; and illiquidity discount of 3.0%- 4.2%. The Company believes this estimated range of inputs used for computing fair values of our ARS is appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behaviors, and public policy implications associated with the student loan based ARS market. The Company concluded that the fair value of our ARS was $25,900,000, or 92% of par value, as of March 31, 2012 and recorded a temporary impairment of $2,150,000.

The Company also considered the quality, amount of collateral, and US government guarantee for a portion of the ARS and looked to other marketplace transactions and information received from other third party brokers in order to assess whether the fair value based on the discounted cash flow model was reasonable. The valuation of the Company's investment portfolio is subject to uncertainties that are difficult to predict. Factors that may affect the Company's valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. Significant inputs to the investment valuations are unobservable in the active markets and therefore the Company's ARS are classified as Level 3 in the hierarchy.

The sensitivity to changes in the unobservable inputs and their impact on the fair value can be significant. The significant unobservable inputs for ARS are illiquidity, term and coupon forecast assumptions. The illiquidity and term assumptions are negatively correlated to the fair value. An increase/decrease in the determined illiquidity or term assumption will lower/increase the fair value. The coupon forecast is positively correlated to the fair value. An increase/decrease in the determined coupon forecast will increase/decrease the fair value. A permutation that includes a change in the coupon forecast with a change in either or both of the two variables will mitigate the significance of the change to the fair value.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following tables summarize assets and liabilities measured at fair value as of March 31, 2012 and April 2, 2011, excluding accrued interest (in thousands):

	March 31, 2012
	Fair value measurements
Assets	Level 1		Level 2	Level 3	Total
Money market funds	$16,453	(1)	$-	$-	$16,453
Municipal bonds	-		32,268	-	32,268
Corporate bonds	-		36,947	-	36,947
Government agency bonds	-		26,010	-	26,010
Certificate of deposits	3,000		4,262	-	7,262
Equity mutual funds related to NQDCP	8,650			-	8,650
Long-term investments in ARS	-		-	25,900	25,900
Total assets at fair value	$28,103		$99,487	$25,900	$153,490

Liabilities
Obligation related to NQDCP	$8,650		$-	$-	$8,650
______________________
(1) Money market funds of $16,453,000 were classified as cash equivalents as of March 31, 2012.

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
_________________________
 (1) Money market funds of $10,681,000 were classified as cash equivalents as of April 2, 2011.
(2) Included in municipal bonds was $151,000, which was classified as a cash equivalent as of April 2, 2011.
(3) Included in corporate bonds was $253,000, which was classified as a cash equivalent as of April 2, 2011.
(4) Included in government agency bonds was $4,500,000, which was classified as a cash equivalent as of April 2, 2011.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the change in fair value of the Company's level 3 assets during the fiscal year ended March 31, 2012 (in thousands):

Fair value measurements of assets using level 3 inputs	Long-term investments in ARS
Beginning balance at April 2, 2011	$30,200
Redemption of investments in ARS at par	(4,700)
Unrealized loss reversed in "Accumulated other comprehensive loss"	400
Ending balance at March 31, 2012	$25,900

During the fiscal year ended March 31, 2012, the Company received $4,700,000 relating to ARS redeemed at par value.

Subsequent to March 31, 2012, the Company received two ARS redemptions of $12,750,000 at par value.

3. CASH AND CASH EQUIVALENTS AND INVESTMENTS

The Company's cash and cash equivalents as of March 31, 2012, and April 2, 2011 are as follows (in thousands):

	March 31, 2012	April 2, 2011
Cash	$3,407	$8,377
Cash equivalents:
Money market funds	16,453	10,681
Government agency Bonds	-	4,500
Corporate bonds	-	253
Municipal bonds	-	151
Total cash and cash equivalents	$19,860	$23,962

The Company's portfolio of short-term and long-term investments as of March 31, 2012 and April 2, 2011 is as follows (in thousands):

	March 31, 2012
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities:	$8,650	$-	$-	$8,650
Available-for-sale securities:
Municipal bonds	32,250	39	(21)	32,268
Corporate bonds	36,912	68	(33)	36,947
Government agency bonds	25,984	33	(7)	26,010
Certificates of deposits	7,267	4	(9)	7,262
Total short-term investments	$111,063	$144	$(70)	$111,137
Long-term investments:
Available-for sale securities	$28,050	$-	$(2,150)	$25,900

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	April 2, 2011
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities:	$8,157	$-	$-	$8,157
Available-for-sale securities:
Municipal bonds	62,617	2	(2)	62,617
Discount notes	3,998	-	-	3,998
Corporate bonds	27,968	-	(44)	27,924
Government agency bonds	6,317	-	(1)	6,316
Certificates of deposits	749	-	(1)	748
Total short-term investments	$109,806	$2	$(48)	$109,760
Long-term investments:
Available-for sale securities	$32,750	$-	$(2,550)	$30,200

The Company's short-term and long-term investments by contractual maturities are as follows (in thousands):

	March 31, 2012	April 2, 2011
Short-term investment:
Trading securities:
Due in one year or less	$8,650	$8,157
Available-for-sale securities:
Due in one year or less	62,504	62,919
Due in one to two years	29,903	38,684
Due in two to three years	2,682	-
Due in three to four years	7,398	-
Total short-term investments	$111,137	$109,760
Long-term investment:
Available-for-sale securities at fair value:
Due after ten years	$25,900	$30,200
Total long-term investments	$25,900	$30,200

Short-term investments classified as trading securities for fiscal years 2012 and 2011 consisted entirely of investments in mutual funds held by the NQDCP. Unrealized gain on trading securities was $250,000 for the fiscal year ended March 31, 2012, compared to $689,000 for the fiscal year ended April 2, 2011.

The Company's available-for-sale portfolio in fiscal 2012 was comprised of municipal bonds, corporate bonds, ARS, government agency bonds and certificates of deposits.

During the fiscal year ended March 31, 2012, the Company disposed of short-term available-for-sale securities totaling $166,681,000 at par. During the fiscal years ended April 2, 2011 and April 3, 2010, the Company disposed of short-term available-for-sale securities totaling $142,098,000 and $44,278,000, respectively.  The realized gains and losses of these transactions were immaterial.

Historically, given the liquidity created by auctions, the Company's ARS were presented as current assets under short-term investments on the Company's balance sheet. However, since the fourth quarter of fiscal 2008 the ARS held by the Company have experienced failed auctions due to sales orders exceeding purchase orders, so the Company's ARS are considered illiquid until there is a successful auction for them.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Accordingly, ARS with a par value of $28,050,000 and $32,750,000 were classified as non-current assets and were presented in long-term investments at fair value of $25,900,000 and $30,200,000, respectively.

The ARS are investments with contractual maturities generally between 20 to 29 years. They are in the form of auction rate bonds, whose interest rates had historically been reset every seven to thirty-five days through an auction process. At the end of each reset period, investors could sell or continue to hold the securities at par. These ARS held by the Company are primarily backed by pools of student loans and a significant portion are collateralized and guaranteed by the United States Department of Education.  Until recently, the ARS held by the Company were rated by the major independent rating agencies as AAA.  However in February 2012, one of the securities was downgraded to AA+ by S&P and in June 2012 to A- by Fitch. The Company believes this downgrade has no impact on the fair value of this ARS.

As of March 31, 2012, all of the Company's long-term investment securities were reported at fair value. Due to the lack of availability of observable market quotes on the Company's investment portfolio of ARS, the fair value was estimated based on a discounted cash flow model. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods, and contractual terms of the security.

The Company concluded that the decline in the fair value of ARS investments as of March 31, 2012, was not other than temporary in part due to the following:

-	the decline in the fair value is due to unusual general market conditions;
-	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the US Department of Education;
-	as of March 31, 2012, there have been no defaults on the ARS held by the Company;
-	except for one ARS holding of $12,800,000 whose rating was reduced to AA+ by S&P in February 2012 and to A- by Fitch in June, 2012, their AAA or Aaa credit ratings have not been reduced as of or subsequent to March 31, 2012;

-	the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs; and
-	to the extent the Company's ARS have been redeemed, they were redeemed at par value. The Company received redemptions of $4,700,000, $36,450,000 and $19,250,000, all at par value in fiscal 2012, 2011 and 2010, respectively. Subsequent to March 31, 2012, two of our ARS were redeemed at par value for $12,750,000.

If uncertainties in the credit and capital markets continue or these markets deteriorate further, the Company may incur additional impairments to its ARS holdings. The Company will continue to monitor its ARS holdings and may be required to record an impairment charge through the income statement if the decline in fair value is determined to be other-than-temporary or the credit ratings of its ARS holdings decline. We have not recorded any losses due to deteriorated credit quality.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.  ACCOUNTS RECEIVABLE, NET (in thousands):

	March 31, 2012	April 2, 2011
Accounts receivable	$8,447	$8,581
Less: Allowance for doubtful accounts and sales returns	(426)	(481)
Total trade accounts receivable, net	$8,021	$8,100

Allowances for doubtful accounts related to trade accounts receivable are (in thousands):

Description	Balance at Beginning of Period	Additions Charged to Expense	Deductions and Other(1)	Balance at End of Period
Twelve months ended March 31, 2012	$247	$7	$(41)	$213
Twelve months ended April 2, 2011	$242	$5	$-	$247
Twelve months ended April 3, 2010	$495	$57	$(310)	$242
_________________________
(1) Write-offs of doubtful accounts.

As of March 31, 2012, the allowance for doubtful accounts related to other receivable amounted to $62,000.

Allowances for sales returns are (in thousands):

Description	Balance at Beginning of Period	Additions Charged to Revenue	Deductions and Other(1)	Balance at End of Period
Twelve months ended March 31, 2012	$234	$91	$(112)	$213
Twelve months ended April 2, 2011	$217	$556	$(539)	$234
Twelve months ended April 3, 2010	$266	$454	$(503)	$217
________________________
(1) Represents amounts charged to the allowance for sales returns.

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representative and distributors.  Sales to distributors and related cost of sales are recognized upon resale to their end customers.

The Company has estimated that its OEM customer, General Electric Company, accounted for 11%, 12%, and 11% of its net sales from both direct and indirect channels ("combined sales") for fiscal 2012, 2011, and 2010, respectively. The combined sales to another OEM customer, Samsung Electronics, accounted for 14% of the Company's net sales in fiscal 2010. No other direct or indirect customers accounted for more than 10% of net sales in fiscal 2012, 2011 and 2010.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.      INVENTORIES (in thousands):

	March 31, 2012	April 2, 2011
Raw materials	$936	$1,786
Work-in-process	8,221	12,880
Finished goods	4,195	4,347
Finished goods at distributors and on consignment	1,086	1,587
Total Inventories	$14,438	$20,600

The Company wrote down inventory totaling $4,667,000, $2,859,000 and $3,448,000 for fiscal years 2012, 2011 and 2010, respectively.  The Company sold previously written down inventory of $1,176,000, $1,358,000 and $1,645,000 for fiscal 2012, 2011 and 2010, respectively.

6.      PROPERTY, PLANT AND EQUIPMENT (in thousands):

	March 31, 2012	April 2, 2011
Land	$825	$825
Machinery and equipment	38,696	38,171
Leasehold improvements	3,076	3,044
Building	2,563	2,563
Furniture and fixtures	354	339
	45,514	44,942
Less accumulated depreciation and amortization	(40,573)	(39,234)
Property, plant and equipment, net	$4,941	$5,708

 During the quarter and year ended April 3, 2010, the Company identified an error in its prior periods totaling $235,000 related to accumulated depreciation.  As a result, the accumulated depreciation for the years ended April 1, 2006 through April 3, 2010 was understated by $235,000.  The Company assessed the materiality of this error on the prior periods and concluded that such error was not material to those periods. The Company also concluded that the out of period correction of this error, which resulted in a $235,000 increase in depreciation expense for the year ended April 3, 2010, was not material to such period.

7.      PRODUCT RETURN AND WARRANTY RESERVES

The Company's standard policy is to accept the return of defective parts for credit from non-distributor customers for a period of 90 days from date of shipment. This period may be extended in certain cases. The Company records estimated product returns as a reduction to revenue in the same period as the related revenues are recorded. These estimates are based on historical experience, analysis of outstanding return material authorizations, and allowance authorization data. See Note 4 to the Consolidated Financial Statements for the reductions to revenue for estimated product returns for the fiscal years 2012, 2011 and 2010.

For sales through distributors, the Company's policy is to replace under warranty defective products at its own expense for a period of 90 days from date of shipment. This period may be extended in certain cases. This liability is limited to replacement of the product as well as freight and delivery costs. In certain cases, the Company may pay for rework.

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses. The warranty reserves were $45,000 and $48,000, respectively, as of March 31, 2012 and April 2, 2011.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.      INCOME TAXES

The domestic and foreign components of income before income taxes are (in thousands):

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
United States	$1,952	$15,663	$4,690
Foreign	2,893	2,117	1,686
Income before provision for income taxes	$4,845	$17,780	$6,376

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

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Current:
Federal	$375	$4,416	$2,091
State	115	(33)	15
Non-US	573	716	76
	1,063	5,099	2,182
Deferred:
Federal	(915)	(593)	(882)
State	(22)	998	6
Non-US	(30)	(6)	(55)
	(967)	399	(931)
Total provision for income taxes	$96	$5,498	$1,251

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Tax provision at US statutory rates	35%	35%	35%
State tax provision, net of Federal benefits	(9)	7	3
Tax credits	(10)	(3)	(12)
Domestic production activity deduction	-	(5)	(1)
Foreign earnings tax differential	(10)	-	(1)
Tax exempt investment income	(3)	(1)	(5)
Stock based compensation	1	-	4
Other	(2)	(2)	(3)
Effective income tax rate	2%	31%	20%

Significant components of deferred tax assets are as follows (in thousands):

	Fiscal Years Ended
Deferred tax assets:	March 31, 2012	April 2, 2011
Inventory write downs	$3,277	$2,928
Temporary investment impairment	757	941
Accrued liabilities	3,206	2,946
Depreciation and amortization	533	624
Stock compensation	3,444	2,606
Deferred revenue on shipments to distributors	528	593
Allowances for doubtful accounts and sales returns	138	145
Accrued employee benefits	673	876
Other	1,295	973
Gross deferred tax assets	13,851	12,632
Valuation allowance	(947)	(424)
Net deferred tax assets	$12,904	$12,208

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management has concluded it is more likely than not that the Company will realize the benefit of its net deferred tax assets. Management reached this conclusion based on its current expectations of future income. Therefore, the amount of the deferred tax asset that is realizable could be reduced in the near term if actual results differ significantly from estimates of future taxable income.

Changes in valuation allowance for the fiscal years ended March 31, 2012, April 2, 2011, and April 3, 2010 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge	(1)	Deductions and Other	Balance at End of Period
Twelve months ended March 31, 2012	$424	$419		$104	$947
Twelve months ended April 2, 2011	$816	$1,161		$(1,553)	$424
Twelve months ended April 3, 2010	$283	$534		$(1)	$816
_________________________
(1)	A valuation allowance was placed on the Company's California deferred tax assets.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Management's intent is to indefinitely reinvest any undistributed earnings from its Hong Kong subsidiary. Accordingly, no provision for Federal and state income taxes has been provided thereon, nor is it practical to determine the amount of this liability. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to United States income taxes.

In fiscal 2012, the Company reversed tax benefits of $82,000 which had been previously recorded on the recognition of stock-based compensation expense for non-qualified stock options whereas in fiscal 2011 and 2010 the Company had recorded such tax benefits of $13,000 and $63,000, respectively. Such benefits were recognized as an increase to shareholders' equity while the fiscal 2012 reversal was recognized as a decrease to shareholders' equity.

During the year ended March 31, 2012, the liability for uncertain tax positions less accrued interest and penalties decreased from $4,052,000 to $3,661,000.  Of the total $3,661,000 of unrecognized tax benefits, $2,844,000 represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods.  The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

A reconciliation of the April 3, 2010 through March 31, 2012 amount of unrecognized tax benefits ("UTB") is as follows (in thousands):

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Beginning balance	$4,052	$4,142	$4,219
(Decreases) increases of unrecognized tax benefits related to prior years' UTB	(3)	141	(90)
Increases of unrecognized tax benefits related to current year's UTB	174	481	387
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(562)	(712)	(374)
Ending balance	$3,661	$4,052	$4,142

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended March 31, 2012, the Company recorded estimated interest of $127,000 and estimated penalties of $6,000, which accumulated to balances of $494,000 for estimated interest and $152,000 for estimated penalties related to uncertain tax positions.

The liability for uncertain tax positions, including accrued interest and accrued penalties as of March 31, 2012 was $800,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company and its subsidiaries are subject to taxation in various jurisdictions, including federal, state and foreign.  The Company's federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2002. The Company has filed all tax returns for jurisdictions in which the Company does business.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.   COMPREHENSIVE INCOME

Components of the Company's comprehensive income for the fiscal years ended March 31, 2012, April 2, 2011 and April 3, 2010, respectively, are as follows (in thousands):

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Net income	$4,749	$12,282	$5,125
Unrealized gain (loss) on available-for-sale investments	520	1,607	4,791
Deferred income taxes	(182)	(724)	(1,863)
Comprehensive income	$5,087	$13,165	$8,053

As of March 31, 2012, the total unrealized loss on available-for-sale investments amounted to $2,076,000, which was recorded in accumulated other comprehensive loss, net of tax of $731,000. As of April 2, 2011, the total unrealized loss on available-for-sale investments amounted to $2,596,000, which was recorded in accumulated other comprehensive loss, net of tax of $913,000.

10. COMMON STOCK REPURCHASES

Share repurchase activities were as follows:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Number of shares repurchased	901,000	273,000	-
Cost of shares repurchased	$17,139,000	$6,267,000	$-
Average price per share	$19.02	$22.97	$-

In January 2011, the Board of Directors designated $60,000,000 of the Company's cash, cash equivalents and investments for a major stock repurchase during the next twelve to twenty-four months and accordingly increased the Company's share repurchase program from approximately 556,000 shares to 2,500,000 shares. The amended repurchase program has no expiration date except, unless extended, when an aggregate of 2,500,000 shares have been repurchased, either on the open market or through private transactions.

Since the inception of these repurchase programs in 1992 through March 31, 2012, the Company has repurchased a total of approximately 3,518,000 shares of the common stock for an aggregate cost of $59,957,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of March 31, 2012, there were approximately 1,326,000 shares authorized for future repurchase under the Company's current program.

11.      EMPLOYEE BENEFIT PLANS

Profit Sharing Plan - The Company has a discretionary profit sharing plan for the benefit of eligible employees.  Related expenses were $463,000, $1,672,000 and $627,000, in fiscal 2012, 2011 and 2010, respectively.

Savings and Retirement Plan - The Supertex 401K Savings and Retirement Plan allows for employee savings intended to qualify under the provisions of Section 401 of the Internal Revenue Code (IRC).  Employees having at least three months of service may make pretax contributions of up to the IRC maximum allowable amount of their qualified compensation.  The Company matches certain percentages of employee contributions, all of which are 100% vested.  In fiscal years 2012, 2011 and 2010, the Company's matching contributions were $182,000, $179,000 and $173,000, respectively.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Deferred Compensation Plan - The Non-Qualified Deferred Compensation Plan (the "NQDCP") is a plan that covers a select group of senior management or highly compensated employees of the Company.  The NQDCP was adopted by the Company, effective January 1, 1996.  The Plan assets as of March 31, 2012 of $8,650,000 are included in short-term investments in the Company's consolidated balance sheet and classified as trading securities.  Such assets shall at all times be subject to claims of the general creditors of the Company. The Company's liability for this plan as of March 31, 2012 amounts to $8,650,000 and this amount is included in accrued salaries and employee benefits in the Company's consolidated balance sheet. The Company does not make matching or other contributions to the Plan. An increase or decrease in the fair value of our NDQCP assets corresponds to an increase or decrease in the NDQCP liability. To recognize the increase or decrease in the NDQCP plan assets, we record the difference in fair value to other income (expense) net. Correspondingly, to recognize the increase or decrease in the NDQCP liability, we record the difference to other benefits expense.

NQDCP obligations are based on the fair value of the underlying assets owed to participants as stipulated by the NQDCP and are included in accrued liabilities in the consolidated financial statements.  The Executive Compensation Committee is responsible for the general administration and interpretation of the NQDCP and for carrying out its provisions.

Employee Stock Purchase Plan - The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the "ESPP") and the reservation of shares of common stock for issuance under this Plan at the August 18, 2000 annual shareholders meeting. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 500,000 plus an annual increase on the first day of the Company's fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by the Board of Directors. During fiscal 2012, the Board of Directors did not grant an annual increase on the maximum aggregate number of shares of common stock available for purchase under the ESPP. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company's common stock at a price equal to 95% of the market value of the stock at the ending of a six-month offering period.  An eligible employee may purchase no more than 500 shares of common stock during any six-month accumulation period.

For fiscal year 2012, there were 8,369 shares of the Company's common stock that were issued under the ESPP compared to 7,422 shares and 6,504 shares of common stock issued in fiscal 2011 and 2010 respectively. There were 196,559 shares available for future issuance under the ESPP as of March 31, 2012.

Stock Option Plans - The Company's shareholders approved the adoption of the 2001 Stock Option Plan (the "2001 Plan") and the reservation of 2,000,000 shares of common stock for issuance under 2001 Plan at the August 17, 2001 annual meeting of shareholders. Options granted under the 2001 Plan were granted at the fair market value of the Company's common stock on the date of grant and generally expired seven years from the date of grant or thirty days after termination of service, whichever occurs first.  The options generally vest over five years, 20% on the date one year after their vesting start date and 20% at the end of each of the following four years. On August 24, 2006, the Company's board of directors approved a change in grant policy of the 2001 Plan to only grant non-statutory stock options to better align the Company's compensation plan to employee incentives and to Company objectives. On August 17, 2007, the Company's board of directors approved that all future stock option grants would have a ten-year term, which is within the guidelines of the Company's 2001 Plan, subject to earlier expiration thirty days after termination of service. No further options may be granted under the 2001 Plan due to the adoption of the new equity incentive plan as described in the following paragraph.

The Company's shareholders approved the adoption of the 2009 Equity Incentive Plan (the "2009 Plan") at the August 14, 2009 annual meeting for shareholders. Under the 2009 Plan, the total number of shares of Company common stock reserved for issuance  consists of 1,000,000 shares plus (1) the 159,509 shares which remained authorized for issuance under the 2001 Plan but which were not subject to outstanding stock awards as of August 14, 2009, and (2) those of the 1,440,400 shares subject to stock awards outstanding under the 2001 Plan as of August 14, 2009, that terminate prior to exercise and would otherwise be returned to the share reserves under the 2001 Plan, with the total shares in addition to the 1,000,000 shares thus being up to a maximum of 1,599,909 shares. The 2009 Plan allows the Company to continue its prior option practices under the 2001 Plan to grant non-statutory options to key employees with an exercise price equal to the fair market value of the Company's stock on the date of grant. The Company's options typically have a term of ten years and vest over five years, 20% on the date one year after their vesting start date and 20% at the end of each of the following four years. The 2009 Plan also provides the Company with the flexibility in designing equity incentives, including restricted stock awards, stock appreciation rights, restricted stock unit awards, performance stock awards, and performance cash awards.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Activities under the 2001 and 2009 Plans are as follows:

		Options Outstanding
	Available For Grant	Shares	Price Per Share			Weighted Average Exercise Price per share
Balance, March 28, 2009	160,109	1,467,835	$11.30	-	$46.92	$26.94
Authorized	1,000,000
Granted	(59,000)	59,000	23.91	-	25.84	25.07
Exercised	-	(65,713)	11.30	-	25.30	16.13
Canceled	16,180	(16,180)	20.86	-	41.05	30.84
Balance, April 3, 2010	1,117,289	1,444,942	15.67	-	46.92	27.31
Granted	(285,040)	285,040	22.01	-	27.23	23.63
Exercised	-	(129,760)	15.67	-	25.30	18.15
Canceled	145,600	(145,600)	20.85	-	41.05	25.75
Balance, April 2, 2011	977,849	1,454,622	15.67	-	46.92	27.57
Granted	(374,580)	374,580	18.46	-	21.86	20.08
Exercised	-	(77,080)	15.67	-	20.86	17.08
Canceled	74,160	(74,160)	18.51	-	41.05	25.04
Balance, March 31, 2012	677,429	1,677,962	$17.39	-	$46.92	$26.49

As of March 31, 2012, options outstanding and options exercisable under the 2001 Option Plan both had a total intrinsic value of $14,000, and options outstanding and options exercisable under the 2009 Plan had no intrinsic value.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The options outstanding and currently exercisable by exercise price under the 2001 and the 2009 Plans as of March 31, 2012 are as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$17.39	-	$19.99	258,720	8.96	$19.20	20,320	$18.02
20.00	-	24.99	626,102	7.55	21.44	258,942	21.11
25.00	-	29.99	313,380	6.57	27.03	164,596	27.13
30.00	-	34.99	236,060	2.70	33.77	217,660	33.76
35.00	-	39.99	90,800	5.21	35.83	76,640	35.83
40.00	-	44.99	134,900	1.59	40.90	134,900	40.90
45.00	-	46.92	18,000	1.67	46.92	18,000	46.92
$17.39	-	$46.92	1,677,962	6.23	$26.49	891,058	$30.02

The weighted average fair value of options granted during fiscal 2012, 2011 and 2010 was $7.88, $10.14, and $11.50 per share, respectively.  All options were granted at the closing trading price of the Company's common stock on the date prior to the date of grant. The total intrinsic value of options exercised during the fiscal year ended March 31, 2012 was $178,000, compared to $852,000 and $663,000 for the fiscal years ended April 2, 2011 and April 3, 2010, respectively.

The stock-based compensation expense for the fiscal year ended March 31, 2012, April 2, 2011, and April 3, 2010 is as follows (in thousands):

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Cost of sales	$590	$676	$697
Research and development expenses	1,271	1,394	1,640
Selling, general and administrative expenses	1,170	1,029	1,133
Total stock-based compensation expense	$3,031	$3,099	$3,470

During the fiscal year ended March 31, 2012, the Company granted 374,580 options with an estimated total grant date fair value of $2,951,000. During the fiscal year ended April 2, 2011, the Company granted 285,040 options with an estimated total grant date fair value of $2,891,000. During the fiscal year ended April 3, 2010, the Company granted 59,000 options with an estimated total grant date fair value of $679,000.

As of March 31, 2012, the unrecognized employee stock-based compensation cost balance related to stock options, net of forfeitures, was $5,570,000 and will be recognized over an estimated weighted average amortization period of approximately 1.9 years.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Valuation Assumptions

In valuing the stock-based compensation expense, the options and awards were stratified into two categories, namely: directors and officers ("D&O") and all other employees ("All Others"), as the experiences of these two groups were different for the expected term of the options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following weighted-average assumptions:

	Fiscal Years Ended
	March 31, 2012		April 2, 2011
	Directors & Officers	All Other Employees	Directors & Officers	All Other Employees
Expected term (years)	6.50	4.75-5.00	6.00	5.00 - 5.50
Stock volatility	43.75%	41.01% - 41.36%	44.74% - 45.42%	44.50% - 46.38%
Risk free interest rates	1.34%	0.83% - 1.49%	1.72% - 2.46%	1.41% - 2.29%
Dividend yields	0.0%	0.0%	0.0%	0.0%

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

	Fiscal Years Ended
(in thousands, except per share value)	March 31, 2012	April 2, 2011	April 3, 2010
Net income	$4,749	$12,282	$5,125
BASIC:
Weighted average shares outstanding	12,340	12,976	12,912
Net income per share	$0.38	$0.95	$0.40

DILUTED:
Weighted average shares outstanding	12,340	12,976	12,912
Effect of dilutive securities: stock options and ESPP	11	54	83
Weighted average shares outstanding	12,351	13,030	12,995
Net income per share	$0.38	$0.94	$0.39

Options to purchase 1,551,348 shares of the Company's common stock at an average price of $27.14 per share, 1,303,654 shares at an average price of $28.72 per share, and 1,175,094 shares at an average price of $29.40 per share in fiscal 2012, 2011, and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.  SEGMENT INFORMATION

The Company operates in one business segment comprising of the design, development, manufacturing and marketing of high voltage analog and mixed signal integrated circuits.

A breakdown of the Company's total sales to customers in the medical electronics, LED lighting, printer/EL, telecom, and industrial/other markets for the years ended March 31, 2012, April 2, 2011, and April 3, 2010 are shown below (in thousands):

	Fiscal Years Ended
Net Sales	March 31, 2012	April 2, 2011	April 3, 2010
Medical Electronics	$26,363	$30,193	$24,142
Printers/EL	16,482	16,390	13,463
Industrial/Other	11,801	14,576	8,164
LED Lighting	6,624	13,327	14,937
Telecom	4,265	8,686	6,018
Total Net Sales	$65,535	$83,172	$66,724

The Company's principal markets are in Asia, the US, and Europe.  Below is a summary of net sales by major geographic area for the years ended March 31, 2012, April 2, 2011 and April 3, 2010 (in thousands):

	Fiscal Years Ended
Net Sales	March 31, 2012	April 2, 2011	April 3, 2010
United States	$22,942	$24,304	$21,043
China	16,189	21,120	21,060
Asia (excl. China & Singapore)	10,850	16,482	12,442
Singapore	8,743	8,140	4,838
Europe	6,494	12,503	7,022
Other	317	623	319
Total Net Sales	$65,535	$83,172	$66,724

Sales are attributed to geographic location based on product shipment destination location.

Property, plant and equipment, net by country was as follows (in thousands):

	March 31, 2012	April 2, 2011
United States	$4,019	$4,525
Hong Kong	922	1,183
Property, plant and equipment, net	$4,941	$5,708

14.      COMMITMENTS AND CONTINGENCIES

Operating Leases
As part of the Company's acquisition of a six-inch wafer fabrication operation in fiscal 1999, the Company assumed an operating lease for its manufacturing facility.  On April 16, 2010, the Board of Directors of the Company approved the amendment of the lease extending the lease term by five years, expiring on April 30, 2016 at a specified new rent schedule.  Beginning May 2011, the monthly rent was $48,000 with a provision for an annual increase of approximately 3% in each of the following five years.  The Company is responsible for maintenance costs, including property taxes, utilities, insurance and other costs. As of March 31, 2012, the Company had an asset retirement obligation of approximately $622,000 as a result of the provisions under this operating lease to restore the property to its original condition at the end of the lease period. The Company is accreting up to this liability over the related lease period, and as of March 31, 2012, the recorded liability which is included in other accrued liabilities amounts to $560,000. During the fiscal year ended March 31, 2012, the Company revised its estimated asset retirement obligation from $326,000 to $622,000. During this period there were no liabilities incurred or settled, and the recorded accretion expense was $21,000.

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company also leases a facility to house its operations in Hong Kong under an operating lease for the equivalent of approximately $14,400 per month exclusive of building maintenance fees, rates, taxes and other duties imposed by the government of Hong Kong upon the leased property.  The original lease for 23,600 square feet was renewed in September 2009 and expires on November 30, 2012.  A lease for additional space of 4,500 square feet was renewed in September 2009 and covers three years from September 16, 2009 to September 15, 2012.  A lease for additional space of 10,000 square feet was renewed in August 2011 and covers three years from October 1, 2011 to September 30, 2014. The Company has an option to renew all three of these Hong Kong leases for an additional three years.

The Company has other operating leases for its field sales offices in Shenzhen & Shanghai, China, Taiwan, Japan, and Korea expiring at various dates through fiscal year 2016.

Future minimum lease payments under all non-cancelable operating leases as of March 31, 2012 are as follows (in thousands):

Payment Due by Fiscal Years	Operating Lease
2013	$834
2014	709
2015	671
2016	662
2017	55
$2,931

Facilities rental expenses were approximately $1,070,000 in fiscal year 2012. Facilities rental expenses were $1,068,000 in fiscal year 2011 and $1,200,000 (net of facilities sublease income of $11,000) in fiscal 2010, respectively.

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

 SUPERTEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Legal Proceedings
From time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business.  Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse impact on the Company's financial position, results of operations or cash flows.

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

	10.3 (3)	Sixth Amendment to Lease of 71 Vista Montana, San Jose, California dated April 16, 2010, with Sobrato Development Companies #871, as landlord, and Supertex, Inc., as assignee/tenant.

	10.4 (1)	Leases of Hong Kong Facility dated 5/16/08, 9/11/09, and 9/11/09 with Jing Wah Garments Mfg. Co. Ltd.

	10.5 (4)*	2000 Employee Stock Purchase Plan.

	10.6 (5)*	2001 Stock Option Plan.

	10.7 (6)*	2009 Equity Incentive Plan.

	10.8 (1)*	Profit Sharing Bonus Incentive Plan.

	21.1	Subsidiary of the Registrant.

	23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

	23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibits 3.1, 3.2, 3.3, 3.4, 10.1, 10.2, 10.4, and 10.8 to Registrant's Annual Report on Form 10-K dated April 3, 2010, filed with the SEC on June 11, 2010 are hereby incorporated by reference.

(2)	Exhibit 3.6 to Registrant's Current Report on Form 8-K dated December 21, 2007, filed with the SEC on December 28, 2007, is hereby incorporated by reference.

(3)	Exhibit 10.9 to Registrant's Current Report on Form 8-K dated April 16, 2010, filed with the SEC on April 22, 2010 is hereby incorporated by reference.

(4)	Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (File No. 333-47606) which was filed with the SEC and became effective on October 10, 2000, is hereby incorporated by reference.

(5)	Appendix B of Registrant's amended Proxy Statement on Schedule 14A filed on August 7, 2001 (File No. 000-12718) is hereby incorporated by reference.

(6)	Appendix 1 of Registrant's Proxy Statement on Schedule 14A filed on July 2, 2009 (File No. 000-12718) is hereby incorporated by reference.

*	Denotes a management contract or compensatory plan or arrangement.