Form 10-Q
period 2012-06-30
SUPERTEX INC
filed 2012-08-09
CIK 730000

com

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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
Registrant’s Telephone Number, Including Area Code: (408) 222-8888

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

Large accelerated filer [  ] Accelerated filer [ X ] Non-accelerated filer [  ] Smaller Reporting Company[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on August 3, 2012
Common Stock, no par value	11,800,306
Exhibit index is on Page 35
Total number of pages: 36

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

Three Months Ended
June 30, 2012	July 2, 2011
Net sales	$16,059	$18,058
Cost of sales	8,565	8,992
Gross profit	7,494	9,066
Research and development	3,486	3,814
Selling, general and administrative	3,384	3,251
Total operating expenses	6,870	7,065
Income from operations	624	2,001
Interest income	301	252
Other (expense) income, net	(99)	116
Income before provision for income taxes	826	2,369
Provision for income taxes	229	700
Net income	$597	$1,669

Net income per share
Basic	$0.05	$0.13
Diluted	$0.05	$0.13
Shares used in per share computation:
Basic	11,999	12,755
Diluted	12,001	12,777

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

Three Months Ended
June 30, 2012	July 2, 2011
Net income	$597	$1,669
Other comprehensive income:
Unrealized gain on available-for-sale investments, net	406	522
Tax benefit (provision) related to other comprehensive income	(142)	(185)
Other comprehensive income, net of tax	264	337
Comprehensive income	$861	$2,006

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

June 30, 2012	March 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$13,415	$19,860
Short-term investments	134,258	111,137
Trade accounts receivable, net	7,754	8,021
Inventories	12,924	14,438
Prepaid expenses and other current assets	6,914	6,786
Prepaid income taxes	3,017	3,032
Deferred income taxes	7,545	7,529
Total current assets	185,827	170,803
Long-term investments	13,600	25,900
Property, plant and equipment, net	4,674	4,941
Other assets	585	621
Deferred income taxes, noncurrent	5,344	5,375
Total assets	$210,030	$207,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,472	$1,994
Accrued salaries and employee benefits	12,170	12,434
Other accrued liabilities	610	615
Deferred revenue	2,600	2,560
Income taxes payable	234	23
Total current liabilities	18,086	17,626
Income taxes payable, noncurrent	4,148	4,161
Deferred tax liabilities, noncurrent	127	-
Other accrued liabilities, noncurrent	564	561
Total liabilities	22,925	22,348

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Preferred stock, no par value -- 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 12,004 shares as of June 30, 2012 and 11,992 shares as of March 31, 2012	69,060	68,031
Accumulated other comprehensive loss	(1,081)	(1,345)
Retained earnings	119,126	118,606
Total shareholders’ equity	187,105	185,292
Total liabilities and shareholders’ equity	$210,030	$207,640

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

Three Months Ended
June 30, 2012	July 2, 2011
		(As Revised)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$597	$1,669
Non-cash adjustments to net income:
Depreciation and amortization	358	498
Provision for doubtful accounts and sales returns	130	51
Provision for excess and obsolete inventories	156	958
Deferred income taxes	(127)	(13)
Stock-based compensation	745	593
Tax benefit related to stock-based compensation plans	7	-
Unrealized loss (gain) from short-term investments, categorized as trading	97	(99)
Amortization of premium on short-term investments	597	946
Changes in operating assets and liabilities:
Trade accounts receivable	137	(927)
Inventories	1,358	73
Prepaid expenses and other assets	(92)	451
Prepaid income taxes	15	(152)
Trade accounts payable and accrued expenses	165	1,059
Deferred revenue	40	84
Income taxes payable	325	(1,834)
Net cash provided by operating activities	4,508	3,357
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(43)	(408)
Purchases of investments	(49,624)	(58,787)
Sales of investments	6,398	24,189
Maturities and redemptions of investments	32,117	45,558
Net cash (used in) provided by investing activities	(11,152)	10,552
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	312	266
Stock repurchases	(113)	(3,179)
Net cash provided by (used in) financing activities	199	(2,913)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,445)	10,996

CASH AND CASH EQUIVALENTS:
Beginning of period	19,860	23,962
End of period	$13,415	$34,958

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	7	2,599

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. (“Supertex,” the “Company,” “we,” and “us”) and its subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to state fairly the balance sheet as of June 30, 2012; the statements of income for the three months ended June 30, 2012 and July 2, 2011; the statements of comprehensive income for the three months ended June 30, 2012 and July 2, 2011; and the statements of cash flows for the three months ended June 30, 2012 and July 2, 2011.  The March 31, 2012 balance sheet was derived from the audited financial statements included in the fiscal 2012 Annual Report on Form 10-K, but does not include all disclosures required by GAAP in the United States of America.  All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited consolidated financial statements of Supertex, Inc. for the fiscal year ended March 31, 2012, which were included in the fiscal 2012 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2013 will be a 52-week year.  The three months ended June 30, 2012 and July 2, 2011, both consist of thirteen weeks.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

Revision to previously issued financial statements

The condensed consolidated statements of cash flows for the period ended July 2, 2011 has been revised as previously reported in Footnote 1 of the quarterly report on Form 10-Q for the period ended December 31, 2011.

Recent Accounting Pronouncements

In June 2011, Financial Accounting Standard Board (“FASB”) issued new authoritative guidance regarding Presentation of Comprehensive Income.  This amendment attempts to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  In order to facilitate convergence with International Financial Reporting Standards (“IFRS”), FASB has decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Also, this amendment requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This amendment is effective for annual periods beginning after December 15, 2011 and interim periods within these years (the fiscal quarter ending June 30, 2012 for the Company) and is applied retrospectively.  On October 21, 2011, the FASB proposed a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt all other requirements contained in the guidance. The adoption of these amended standards affected the presentation of other comprehensive income, as the Company has elected to present two separate but consecutive statements, but did not have an effect on our financial position or results of operations.

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

Level 2 – Observable inputs such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets.

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

The Company’s money market investments, certificates of deposit purchased directly from the bank, and Non-Qualified Deferred Compensation (NQDCP) assets and liabilities are valued using Level 1 inputs. Fixed income available-for-sale portfolio, mainly consisting of municipal bonds, US government agency bonds, corporate bonds and certificates of deposits bought in the secondary market, are valued using Level 2 inputs.

The Company’s long-term investments consist entirely of auction rate securities (“ARS”), which are collateralized by student loans. Of its two ARS holdings, the credit rating of one with a par value of $12,800,000  was reduced to AA+ by S&P in February 2012 and to A with a negative outlook by Fitch in June 2012. The other ARS investment with a par value of $2,500,000 still holds an AAA or Aaa credit rating, which have not been reduced as of or subsequent to June 30, 2012.  Due to the lack of availability of observable market quotes for the Company’s investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model using Level 3 inputs. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods, and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including but not limited to a liquidity discount of 125 and 150 basis points per year for the current ARS market, and the timing of recovery of the ARS market from three to five years.  The Company concluded that the fair value of those of its ARS which were classified as level 3 assets was $13,600,000 as of June 30, 2012 net of a temporary impairment of $1,700,000 to par value.

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

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and March 31, 2012,  excluding accrued interest (in thousands):

June 30, 2012
Fair value measurements
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$8,005	(1)	$-	$-	$8,005
Municipal bonds	-	46,443	-	46,443
Corporate bonds	-	41,375	-	41,375
Government agency bonds	-	29,657	-	29,657
Certificate of deposits	3,000	5,167	-	8,167
Equity mutual funds related to NQDCP	8,616	-	-	8,616
Long-term investments in ARS	-	-	13,600	13,600
Total assets at fair value	$19,621	$122,642	$13,600	$155,863
Liabilities
Obligation related to NQDCP	$8,616	$-	$-	$8,616

	March 31, 2012
	Fair value measurements
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$16,453	(1)	$-	$-	$16,453
Municipal bonds	-	32,268	-	32,268
Corporate bonds	-	36,947	-	36,947
Government agency bonds	-	26,010	-	26,010
Certificate of deposits	3,000	4,262	-	7,262
Equity mutual funds related to NQDCP	8,650	-	-	8,650
Long-term investments in ARS	-	-	25,900	25,900
Total assets at fair value	$28,103	$99,487	$25,900	$153,490

Liabilities
Obligation related to NQDCP	$8,650	$-	$-	$8,650

_________________________

(1)	The money market funds of $8,005,000 and $16,453,000 were classified as cash equivalents as of June 30, 2012 and March 31, 2012, respectively.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

There were no significant transfers between Level 1 and Level 2 during the three months ended June 30, 2012 or July 2, 2011. The following table includes the activity for Auction Rate Securities that are classified as Level 3 of the valuation hierarchy (in thousands):

Three Months Ended
June 30, 2012	July 2, 2011
Beginning balance of ARS classified as Level 3	$25,900	$30,200
Total unrealized gains included in other comprehensive income	450	400
Redemptions of investments in ARS	(12,750)	(2,400)
Ending balance of ARS classified as Level 3	$13,600	$28,200

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs.

During the three months ended June 30, 2012, the Company received $12,750,000 relating to ARS with a carrying value at the time of $11,772,000 redeemed at par value. See Note 3 for further discussion of the Company’s ARS.

Note 3 – Cash and Cash Equivalents and Investments

The Company’s cash equivalents consist primarily of investments in money market funds as follows (in thousands):

	June 30, 2012	March 31, 2012
Cash	$5,410	$3,407
Cash equivalents:
Money market funds	8,005	16,453
Total cash and cash equivalents	$13,415	$19,860

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The Company’s portfolio of short-term and long-term investments is as follows (in thousands):

June 30, 2012
Amortized	Unrealized	Unrealized	Carrying
Cost	Gain	Loss	Value
Short-term investments:
Trading securities:
Equity mutual funds related to NQDCP	$8,616	$-	$-	$8,616
Available-for-sale securities:
Municipal bonds	46,438	60	(55)	46,443
Corporate bonds	41,364	68	(57)	41,375
Government agency bonds	29,633	36	(12)	29,657
Certificates of deposits	8,177	3	(13)	8,167
Total short-term investments	$134,228	$167	$(137)	$134,258

Long-term investments:
Available-for sale securities	$15,300	$-	$(1,700)	$13,600

March 31, 2012
Amortized	Unrealized	Unrealized	Carrying
Cost	Gain	Loss	Value
Short-term investments:
Trading securities
Equity mutual funds related to NQDCP	$8,650	$-	$-	$8,650
Available-for-sale securities:
Municipal bonds	32,250	39	(21)	32,268
Corporate bonds	36,912	68	(33)	36,947
Government agency bonds	25,984	33	(7)	26,010
Certificates of deposits	7,267	4	(9)	7,262
Total short-term investments	$111,063	$144	$(70)	$111,137

Long-term investments:
Available-for sale securities	$28,050	$-	$(2,150)	$25,900

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The Company’s  short-term and long-term investments by contractual maturity are as follows (in thousands):

June 30, 2012	March 31, 2012
Short-term investment:
Trading securities:
Due in one year or less	$8,616	$8,650
Available-for-sale securities:
Due in 12 months or less	58,873	62,504
Due in 12 to 24 months	27,394	29,903
Due in 24 to 36 months	15,033	2,682
Due in 36 to 49 months	24,342	7,398
Total short-term investments	$134,258	$111,137
Long-term investment:
Available-for-sale securities at fair value:
Due after ten years	$13,600	$25,900
Total long-term investments	$13,600	$25,900

Short-term investments classified as trading securities consisted entirely of investments in mutual funds held by the Company’s Non-Qualified Deferred Compensation Plan (“NQDCP”). Unrealized gains (losses) on trading securities are recorded in the Condensed Consolidated Statement of Income. Unrealized loss on trading securities was $97,000 for the three months ended June 30, 2012 compared to a gain of $99,000 for the same period of the prior fiscal year.

The Company’s available-for-sale portfolio as of June 30, 2012 was comprised of municipal bonds, corporate bonds, government agency bonds, certificates of deposits and ARS. Unrealized gains (losses) on available-for-sale securities are recorded in other comprehensive income as increases (declines) in fair values and are considered to be temporary.

During the three months ended June 30, 2012, the Company disposed of short-term available-for-sale securities totaling $25,765,000 at par, compared to $67,347,000 for the same period of the prior fiscal year.  The realized gains and losses of these transactions were immaterial.

The Company’s ARS have contractual maturities between 25 and 29 years. They are in the form of auction rate bonds whose interest rates had historically been reset every thirty-five days through an auction process. At the end of each reset period, investors could sell or continue to hold the securities at par. These ARS held by the Company are backed by pools of student loans and are primarily guaranteed by the U.S. Department of Education, although the credit rating of one ARS with a par value of $12,800,000 was reduced to AA+ by S&P in February 2012 and to A with a negative outlook by Fitch in June 2012.

ARS with a par value of $15,300,000, whose carrying value was $13,600,000,  were classified as non-current assets and were presented as long-term investments on the Company’s balance sheet as of June 30, 2012.

The Company has concluded that the decline in fair value of the ARS investments as of June 30, 2012 is considered to be temporary in part due to the following:

•

these investments are of investment grade credit quality and a significant portion of them are

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

collateralized and are guaranteed by the U.S. Department of Education;

•	as of June 30, 2012, there have been no defaults on the ARS held by the Company;

•

of the two ARS holdings, the credit rating of one with a par value of $12,800,000 was reduced to AA+ by S&P in February 2012 and to A with a negative outlook by Fitch in June 2012. The other ARS investment still holds a AAA or Aaa credit rating, which has not been reduced as of or subsequent to June 30, 2012.

•	the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs or they are redeemed at par value; and

•

to the extent the Company’s ARS have been redeemed, they were redeemed at par value. The Company received ARS redemptions at par value of $4,700,000, $36,450,000 and $19,250,000, all at par value in fiscal years 2012, 2011 and 2010, respectively. Additionally, during the three months ended June 30, 2012, two of its ARS were fully or partially redeemed at par value for $12,750,000.

If uncertainties in the credit and capital markets continue or these markets deteriorate further, the Company may incur additional temporary impairment to its ARS holdings. The Company will continue to monitor its ARS holdings and may be required to record an impairment charge through the income statement if the decline in fair value is determined to be other-than-temporary or the credit quality of its ARS holdings declines.

Note 4 – Inventories

The Company’s inventories consist of high technology semiconductor devices and integrated circuits that are specialized in nature, subject to rapid technological obsolescence, and sold in a highly competitive industry.  Inventory balances at the end of each period are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value.

Inventories consist of (in thousands):

June 30, 2012	March 31, 2012
Raw materials	$626	$936
Work-in-process	7,728	8,221
Finished goods	3,406	4,195
Finished goods at distributors and on consignment	1,164	1,086
Total Inventories	$12,924	$14,438

The Company wrote down excess and obsolete inventory totaling $156,000 for the three months ended June 30, 2012 compared to $958,000 for the same period of the prior fiscal year. The Company sold previously written-down inventory of $345,000 for the three months ended June 30, 2012.  For the same period of the prior fiscal year, such sales were $295,000.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

Note 5 - Comprehensive Income

As of June 30, 2012, the total unrealized loss on available-for-sale investments amounted to $1,670,000, which was recorded in accumulated other comprehensive loss, net of tax of $589,000. As of July 2, 2011, the total unrealized loss on available-for-sale investments amounted to $2,074,000, which was recorded in accumulated other comprehensive loss, net of tax of $729,000.

Note 6 - Stock-Based Compensation

The employee stock-based compensation expense for the three months ended June 30, 2012 was $745,000 compared to $593,000 for the same period of the prior fiscal year.

The Company granted no stock options during the three months ended June 30, 2012. For the same period of the prior fiscal year, the Company granted options with an estimated grant date fair value of $931,000. As of June 30, 2012, the unrecorded stock-based compensation related to stock options was $4,826,000 (net of estimated forfeitures) and will be recognized over an estimated weighted average amortization period of approximately 1.8 years.

The Company’s shareholders approved the adoption of the 2001 Stock Option Plan (the “2001 Plan”) and the reservation of 2,000,000 shares of common stock for issuance under 2001 Plan at the August 17, 2001 annual meeting of shareholders. Options granted under the 2001 Plan were granted at the fair market value of the Company’s common stock on the date of grant and generally expired seven years from the date of grant or thirty days after termination of service, whichever occurs first.  The options generally were exercisable beginning one year from date of grant and generally vest ratably over a five-year period. On August 24, 2006, the Company’s board of directors approved a change in grant policy of the 2001 Plan to only grant non-statutory stock options to better align the Company’s compensation plan to employee incentives and to Company objectives. On August 17, 2007, the Company’s board of directors approved that all future stock option grants would have a ten-year term, which is within the guidelines of the Company’s 2001 Plan, subject to earlier expiration thirty days after termination of service. As of August 14, 2009, no further options may be granted under the 2001 Plan.

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

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The following table summarizes the activities under the 2001 and 2009 Plans for the three months ended June 30, 2012:

Options Outstanding
Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, March 31, 2012	677,429	1,677,962	$26.49
Granted	-	-
Exercised	-	(14,320)	17.39
Canceled	26,800	(26,800)	25.25
Balance, June 30, 2012	704,229	1,636,842	$26.59

The weighted average fair value of options, as determined under the authoritative guidance for stock compensation, granted under the 2009 Plan during the three months ended July 2, 2011 was  $8.10 per share. The Company did not grant stock options during the three months ended June 30, 2012.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the three months ended June 30, 2012 was $26,000.  During the three months ended June 30, 2012, the amount of cash received from employees as a result of employee stock option exercises was $249,000.

The options outstanding and exercisable as of June 30, 2012, under the 2001 and 2009 Plans are in the following exercise price ranges:

Options Outstanding	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$18.46	-	$19.99	243,400.00	9.22	$19.31	6,000	$19.51
20.00	-	24.99	605,302.00	7.25	21.39	278,458	21.16
25.00	-	29.99	313,380.00	6.32	27.03	202,452	26.92
30.00	-	34.99	233,060.00	2.46	33.77	215,760	33.76
35.00	-	39.99	90,800.00	4.96	35.83	76,640	35.83
40.00	-	44.99	132,900.00	1.33	40.90	132,900	40.90
45.00	-	46.92	18,000.00	1.42	46.92	18,000	46.92
$18.46	-	$46.92	1,636,842.00	6.01	$26.59	930,210	$29.85

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

Options outstanding and options exercisable had no intrinsic value as of June 30, 2012.

2000 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. For the three months ended June 30, 2012, the amount of cash received from employees as a result of ESPP purchases was  $63,000 compared to $89,000 for the same period of the prior fiscal year.

Note 7 – Income Taxes

The provision for income taxes for the three months ended June 30, 2012 was $229,000 on income before tax of $826,000 at the effective tax rate of 28% compared to a provision for income taxes of $700,000 on income before tax of $2,369,000 at the effective tax rate of 30% in the first quarter of the prior fiscal year. The year-over-year quarterly change in estimated effective tax rate was primarily due to a higher percentage of the estimated pre-tax profit applying to a lower tax bracket in fiscal 2013 compared to the estimated pre-tax profit for 2012 at the same time last year and due to a higher tax rate in the first quarter of fiscal 2012 resulting from recording a reserve for an uncertain tax position.

The income tax provision for interim periods reflects the Company’s computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effects of foreign rate differentials, R&D tax credits, domestic manufacturing tax deduction, non-deductible stock-based compensation expense, tax exempt interest income and tax contingencies.

During the three months ended June 30, 2012,  the liability for uncertain income tax positions excluding accrued interest and penalties increased from $3,661,000 to $3,664,000. Of the total $3,664,000 of unrecognized tax benefits, $2,847,000 represents the amount that, if recognized, would favorably affect the Company’s effective income tax rate in a future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. On June 30, 2012, the Company had approximately $478,000 accrued for estimated interest and $152,000 for estimated penalties related to uncertain tax positions. For the three months ended June 30, 2012, the Company recorded a reduction of estimated interest of $16,000 and estimated penalties of $1,000.

The balance of unrecognized income tax benefits, including accrued interest and accrued penalties on June 30, 2012, was approximately $1,706,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company’s major tax jurisdictions are the United States federal, State of California and Hong Kong and the Company’s income tax returns are no longer subject to examination by these taxing authorities for fiscal years before 2002.

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

Three Months Ended
June 30, 2012	July 2, 2011
BASIC:
Net income	$597	$1,669
Weighted average shares outstanding for the period	11,999	12,755
Net income per share	$0.05	$0.13

DILUTED:
Net income	$597	$1,669
Weighted average shares outstanding for the period	11,999	12,755
Effect of dilutive securities: stock options and ESPP	2	22
Total	12,001	12,777
Net income per share	$0.05	$0.13

Options to purchase 1,656,126 shares of the Company’s common stock at an average price of $26.57 per share    for the three months ended June 30, 2012 were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the three months ended July 2, 2011, options to purchase 1,351,271 shares of the Company’s common stock at an average price of $28.26 per share were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The reductions to revenue for estimated product returns for the three months ended June 30, 2012 and July 2, 2011 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other	Balance at End of Period
Three months ended June 30, 2012	$213	$134	$(8)	$339
Three months ended July 2, 2011	$234	$24	$(43)	$215

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

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses and is recorded as cost of sales. The warranty reserve was $51,000 as of June 30, 2012. Such amount was $45,000 as of March 31, 2012.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

Operating Lease Obligations

The Company’s future minimum lease payments under non-cancelable operating leases as of June 30, 2012 are as follows (in thousands):

Payment Due by Fiscal Year	Operating Lease
2013	$615
2014	709
2015	671
2016	662
2017	55
$2,712

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense for the three months ended June 30, 2012 amounted to $281,000 compared to $288,000 for the same period of last fiscal year.

Note 10 – Common Stock Repurchase

Stock repurchase activities for the three months ended June 30, 2012 and July 2, 2011 are as follows:

Three Months Ended
June 30, 2012	July 2, 2011
Number of shares repurchased	6,000	151,000
Cost of shares repurchased	$113,000	$3,179,000
Average price per share	$17.97	$21.04

In January 2011, the Board of Directors designated $60,000,000 of its cash, cash equivalents and investments for a major stock repurchase during the period from January 2011 through March 2013, and accordingly, increased the Company’s share repurchase program from approximately 556,000 shares to 2,500,000 shares. The amended repurchase program has no expiration date except when an aggregate of 2,500,000 shares have been repurchased, either in the open market or through private transactions. Under this program, cumulatively the Company had repurchased approximately 1,180,000 shares for $23,519,000 as of June 30, 2012.

Since the inception of the Company’s initial share repurchase program in 1992 through June 30, 2012, the Company has repurchased a total of approximately 3,524,000 shares of the common stock for an aggregate cost of $60,070,000 under its share repurchase programs. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of June 30, 2012, there were approximately 1,320,000 shares authorized for future repurchase under the Company’s current repurchase program.

Subsequent to June 30, 2012, the Company has repurchased an additional 226,000 shares for $3,846,000 as of August 7, 2012.

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

The Company’s principal markets are in Asia, the United States, and Europe.  Below is a summary of sales by major geographic area for the three months ended June 30, 2012 and July 2, 2011 (in thousands):

Three Months Ended
Net Sales	June 30, 2012	July 2, 2011
United States	$5,379	$6,181
China	3,838	4,935
Asia (excluding China and Singapore)	2,927	2,532
Singapore	2,012	2,592
Europe	1,743	1,708
Other	160	110
Net Sales	$16,059	$18,058

Net property, plant and equipment by country as of June 30, 2012 and March 31, 2012 are as follows (in thousands):

June 30, 2012	March 31, 2012
United States	$3,836	$4,019
Hong Kong	838	922
Property, plant and equipment, net	$4,674	$4,941

Note 12 – Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representatives and distributors. Revenue from sales to distributors and the related cost of sales are recognized only upon resale to end-user customers, that is on a sell-through basis.

A major medical equipment company and a commercial printer manufacturer each accounted for approximately 11% of net sales for the three months ended June 30, 2012. Nearly all of the sales to these two customers were through distributors and contract manufacturers. Also, a distributor accounted for approximately 11% of net sales for the three months ended June 30, 2012.

There were no other customers that the Company believes accounted for more than 10% of the Company’s net sales for the three months ended June 30, 2012 and July 2, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report.  The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  You are urged to carefully review and consider the various disclosures we made in this Report and in other reports filed with the SEC, including the annual report on Form 10-K for the fiscal year ended March 31, 2012.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates," and variations of these words and similar expressions are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that through the introduction of our new integrated solutions along with our discrete building block product offerings, we will continue to be a major player in the medical ultrasound market and that the recent sales volatility is due to general economic conditions and due to low channel inventory levels; (2) our belief that there are significant growth opportunities for the medical ultrasound market in China and India;  ((3) our belief that sales of LED driver ICs for general lighting will grow as they are designed in new lighting applications; (4) our belief that R&D expenses as a percentage of net sales may fluctuate from quarter to quarter; (5) our expectation that we will spend approximately $4,300,000 for capital acquisitions in fiscal 2013; (6) our belief that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months; (7) our belief that we have substantial production capacity in place to handle our forecasted business in fiscal 2013 and 2014; (8) our belief that the credit quality of the auction-rate securities (“ARS”) we hold is high and our expectation that we will receive the full principal associated with these ARS; (9) our belief that the auction failures  of our ARS will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements; (10) our belief that the estimated range of fair values of our ARS is appropriate; (11) our lack of intention to sell our ARS securities below par value and our view that it is more likely than not that we will not be required to sell our ARS securities until their value returns to par; (12) our belief that the declines in our ARS fair values due to the lack of liquidity are temporary and the credit risk of default or not redeeming at par is very low; (13) our belief that the credit rating of  our ARS would remain relatively high following any decline in the credit rating of U.S. government obligations; (14) our belief that our exposure to foreign currency risk is relatively small; and (15) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows.

These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties include material adverse changes in the demand for our customer’s products in which the Company’s products are used; that competition to supply semiconductor devices in the markets in which the Company competes increases and causes price erosion; that demand does not materialize and increase for recently released customer products incorporating the Company’s products; that we have delays in developing and releasing into production our planned new products; that there could be unexpected manufacturing issues as production ramps up; that the demand for the Company’s products or results of its product development changes such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; that some of the Company’s equipment will be unexpectedly damaged or become obsolete, thereby requiring replacement; and that Federal deficit issues will not result in substantial reductions to the credit rating of U.S. government obligations which in turn would materially affect our auction rate securities; as well as those described in "Factors Which May Affect Operating Results" under Item 1A of Part I , “Risk Factors” in the Company’s  annual report on Form 10-K for the fiscal year ended March 31, 2012.  The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.  Accordingly, the readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

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

Overview

We design, develop, manufacture, and market integrated circuits (“ICs”) and application specific discrete DMOS transistors, utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  We are an industry leader in certain high voltage ICs (HVCMOS and HVBiCMOS) which take advantage of the best features of CMOS, bipolar and DMOS technologies and integrate them into the same IC.  These ICs are used for medical ultrasound imaging, LED backlighting for LCD TVs and computer monitors, LED general lighting, telecommunications, printer, flat panel display, industrial and consumer product industries. We also offer custom processing services using customer-owned designs and mask tooling with our process technologies. Our current growth strategy relies on our ability to continuously and successfully introduce and market new innovative products that meet our customers’ requirements.

Results of Operations

Net Sales

We operate in one reportable segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal ICs and specialty double-diffused metal oxide semiconductor (“DMOS”) transistors. We have a broad customer base, which in some cases manufactures electronic end products and equipment spanning multiple markets. As such, the assignment of revenue to the markets described in the overview above requires the use of estimates, judgment, and extrapolation. Actual results may differ slightly from those reported here.   During the first fiscal quarter of 2012 we reviewed our assignment of products to markets and made minor adjustments to the market assignment for certain DMOS products. Additionally, we renamed the “imaging” market “EL/printers” to avoid confusion with the medical imaging market.

Net sales for the three months ended June 30, 2012 were $16,059,000, an 11% decrease compared to $18,058,000 for the same period of the prior fiscal year and a 2% decrease sequentially. These year-over-year and sequential decreases were primarily due to decreases in sales of our analog switches and high voltage pulser ICs and chipsets for medical ultrasound products, LED driver ICs for backlighting LCD TVs, and  industrial and other products.  Partially offsetting these reductions were higher sales of optical MEMS drivers and printer head ICs.

The table below shows our estimate of the breakdown of net sales by end market for the three months ended June 30, 2012, July 2, 2011 and March 31, 2012, as well as year-over-year and sequential percentage changes (in thousands except percentages):

Three Months Ended
Net Sales	June 30, 2012	March 31, 2012	July 2, 2011	Sequential Change	Year-Over-Year Change
Medical Electronics	$5,492	$6,983	$7,053	-21%	-22%
EL/Printers	5,184	4,457	4,665	16%	11%
Industrial/Other	2,438	2,586	3,528	-6%	-31%
Telecom	1,596	871	1,020	83%	56%
LED Lighting	1,349	1,554	1,792	-13%	-25%
Net Sales	$16,059	$16,451	$18,058	-2%	-11%

Three Months Ended
Net Sales	June 30, 2012	March 31, 2012	July 2, 2011
Medical Electronics	34%	43%	39%
EL/Printers	32%	27%	26%
Industrial/Other	15%	16%	19%
Telecom	10%	5%	6%
LED Lighting	9%	9%	10%
Net Sales	100%	100%	100%

Our medical electronics product family, primarily for ultrasound imaging, accounted for the largest sales of all of our five markets for the three months ended June 30, 2012, March 31, 2012 and July 2, 2011. Sales to that market for the three months ended June 30, 2012 decreased 22% and 21%, respectively, compared to same period of the prior fiscal year and sequentially due to decreased sales of our analog switches and high voltage pulser ICs and chipsets.

Sales to this market for the past six quarters have been characterized by alternating quarters of significantly increased or decreased sales sequentially, with the exception of the second quarter of fiscal 2012. Sales in the first quarter of fiscal 2013 were on a down cycle, while sales of the same quarter last fiscal year were on an up cycle. We believe the volatility is primarily due to our end customers’ fluctuating sales due to changing general economic conditions and due to low channel inventory levels.

In recent years, the overall ultrasound market has been shifting from big console systems to transportable and hand-held ultrasound imaging units, which has driven the ultrasound imaging market growth along with product upgrades for cart-wheel consoles and large stationary systems.  Because of space and power constraints, there are more requirements for integration, and with our high voltage IC technology we have been among the most qualified to support these requirements. Geographically, the imaging equipment market is expanding very rapidly in China and India.  Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and manufacturers of medical ultrasound imaging machines to whom we have sold our products successfully. Companies in those regions continue to grow and develop new machines although most of them have moved their operations to Asia to reduce cost. Today we see significant opportunities with Chinese and Korean medical ultrasound imaging machine companies. We are expanding our product development activities and product offerings to capitalize on these exciting market growth opportunities.  Through the introduction of our new integrated solutions complemented by our discrete transistor and array building block product offerings, we believe we will continue to be a major player in this business.

Sales of our product offerings for the EL/printers market, which consist of EL inverter ICs, commercial printing ICs, display ICs and custom processing services, for the three months ended June 30, 2012 were 11% higher compared to the same period in the last fiscal year and 16% higher sequentially. These increases were primarily due to greater shipments of commercial printing ICs and custom processing services.  Additionally, sales of drivers to an OLED market manufacturing application were higher than the same period last year but lower sequentially.

Sales in the industrial and other markets for the three months ended June 30, 2012 decreased 31% when compared to the same period in the prior fiscal year and were 6% lower sequentially. The year-over-year quarterly reduction is due to reduced sales of products for an ATE application and for various products for a broad set of applications. The sequential decline was due to lower custom processing services sales.

The year-over-year quarterly sales decline of LED driver ICs of 25% resulted primarily from a very soft TV market. Sequentially, total LED driver IC sales decreased by 13% due primarily to lower shipments to a computer monitor application. We believe that sales of LED driver ICs for general lighting will grow as our new products are being designed into new lighting applications.

Sales to the telecom market for the three months ended June 30, 2012 increased 56% compared to the same period of the prior fiscal year and 83% sequentially primarily due to higher unit shipments of high voltage driver ICs for optical MEMS applications.

Our principal markets are in Asia, the U.S., and Europe.  Sales by geographic regions as well as year-over-year and sequential percentage changes were as follows, where international sales include sales to U.S. based customers if the products are delivered to their contract manufacturers outside the U.S. (in thousands except percentages):

Three Months Ended
Net Sales	June 30, 2012	March 31, 2012	July 2, 2011	Sequential Change	Year-Over-Year Change
United States	$5,379	$6,061	$6,181	-11%	-13%
China	3,838	3,749	4,935	2%	-22%
Asia (excluding China and Singapore)	2,927	2,834	2,532	3%	16%
Singapore	2,012	1,880	2,592	7%	-22%
Europe	1,743	1,861	1,708	-6%	2%
Other	160	66	110	142%	45%
Net Sales	$16,059	$16,451	$18,058	-2%	-11%

International Sales	$10,680	$10,390	$11,877	3%	-10%
Domestic Sales	5,379	6,061	6,181	-11%	-13%
Net Sales	$16,059	$16,451	$18,058	-2%	-11%

Total net sales to international customers for the three months ended June 30, 2012 compared to the same period last year decreased 10% primarily due to reduced sales of our analog switches and high voltage pulser ICs and chipsets for medical ultrasound products, LED driver ICs for backlighting LCD TVs, and  industrial and other products. Partially offsetting these reductions were higher sales of printer head ICs. Compared to the prior quarter, total net sales to international customers increased 3% primarily due to higher sales of printer head  ICs. Total net sales to domestic customers for the three months ended June 30, 2012 decreased 13%  compared to the same period of the prior fiscal year and 11% sequentially primarily due to lower unit shipments of medical ultrasound products.

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

Three Months Ended
(Dollars in thousands)	June 30, 2012	March 31, 2012	July 2, 2011
Gross Margin Percentage	47%	47%		50%
Included in Gross Margin Percentage Above:
Gross Margin Benefit from Cost of Previously Written Down Inventory Sold	$345	$401	$	$ 295
Percentage of Net Sales	2%	2%		2%

Gross profit for the three months ended June 30, 2012 was $7,494,000 and compared to $7,728,000 and $9,066,000, respectively, for the prior quarter and for the same period of the prior fiscal year. As a percentage of net sales, gross margin was 47% for the three months ended June 30, 2012 compared to 47% and 50%, respectively, for the prior quarter and for the same period of the prior fiscal year. The year-over-year quarterly decreases in gross profit and gross margin were primarily attributable to decreased sales resulting in lower fab utilization, partially offset by a decrease in charges for excess and obsolete inventory. During the first quarter of fiscal 2013 we increased our wafer fab capacity utilization to 50% from 35% in the prior quarter,  however the product sold in the first quarter of fiscal 2013 was built in previous quarters when FAB utilization was lower, and therefore product cost was higher than the product built in the first quarter of fiscal 2013, which will be shipped in future quarters.

We wrote down excess and obsolete inventory totaling $156,000 for the three months ended June 30, 2012 compared to$1,721,000 for the prior quarter and $958,000 for the same period of the prior fiscal year.

Research and Development (“R&D”) Expenses

R&D expenses include payroll and benefits, development costs, and depreciation. We also expense prototype wafers and mask sets related to new product development as R&D expenses.

Three Months Ended
(Dollars in thousands)	June 30, 2012	March 31, 2012	July 2, 2011	Sequential Change	Year-Over-Year Change
R&D Expenses	$3,486	$3,885	$3,814	-10%	-9%
Percentage of Net Sales	22%	24%	21%

 The quarterly year-over-year decrease of $328,000 was due primarily to a decrease in the cost of development wafer processing. The sequential decrease of $399,000 was primarily due to reduced expense of $281,000 related to our Non-Qualified Deferred Compensation Plan (“NQDCP”) as the assets in the NQDCP decreased in fair market value by $69,000 compared to an increase in fair market value of $213,000 last year. An increase or decrease in the fair value of our NDQCP assets corresponds to an increase or decrease in the NDQCP liability. To recognize the increase or decrease in the NDQCP plan assets, we record the difference in fair value to other income (expense) net. Correspondingly, to recognize the increase or decrease in the NDQCP liability, we record the difference to other benefits expense, as the investments are beneficially owned by employees in various departments.

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

Three Months Ended
(Dollars in thousands)	June 30, 2012	March 31, 2012	July 2, 2011	Sequential Change	Year-Over-Year Change
SG&A Expenses	$3,384	$3,614	$3,251	-6%	4%
Percentage of Net Sales	21%	22%	18%

The year-over-year quarterly increase of $133,000 was primarily due to higher professional services expense due to timing of the work performed. The sequential decrease of $230,000 was primarily due to lower NQDCP expense of $265,000 as the assets in the NQDCP decreased in fair market value by $2,000 compared to an increase in fair market value of $263,000 for the prior quarter.

Interest Income and Other Income (Expense), Net

Three Months Ended
(Dollars in thousands)	June 30, 2012	March 31, 2012	July 2, 2011	Sequential Change	Year-Over-Year Change
Interest Income	$301	$262	$252	15%	19%
Other (Expense) Income, Net	(99)	575	116	-117%	-185%
Total Interest and Other Income, Net	$202	$837	$368	-76%	-45%
Percentage of Net Sales	1%	5%	2%

Interest income consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments. For the three months ended June 30, 2012, interest income increased $49,000 and $39,000, respectively, compared to the same period of the prior fiscal year and for the prior quarter. These increases resulted from higher investment yields due to longer average maturities and the sequential increase also  resulted from a higher cash balance.

Other income (expense), net, consists of changes in the fair market value of investments held by our NQDCP, sales of fixed assets, foreign exchange gains and losses and other miscellaneous income and expense items. Other expense, net for the first fiscal quarter was $99,000 compared to income of $116,000 for the same period last year, or an increase of $215,000 primarily due to a decrease in fair market value of our NQDCP of $97,000 whereas it had increased $99,000 last year.  Sequentially, the increase was $674,000 and resulted primarily from an increase of $659,000 in fair value of our NQDCP asset of $562,000 in the prior quarter compared to a decrease of $97,000 in the first quarter of fiscal 2013.

Provision for Income Taxes

The income tax provision for the interim period represents federal, state and foreign taxes and reflects our computed estimated annual effective tax rate. The tax provision differs from the taxes computed at the federal and state statutory rates primarily due to the effect of foreign rate differentials, R&D tax credits, domestic manufacturing tax deduction, non-deductible stock-based compensation expense, tax exempt interest income and tax contingencies.

The income tax provision for the three months ended June 30, 2012 was $229,000 on profit before tax of $826,000 at the effective tax rate of 28% compared to an income tax benefit of $207,000 on income before tax of $1,066,000 at the effective tax benefit rate of 19% for the prior quarter, and an income tax provision of $700,000 on income before tax of $2,369,000 at the effective tax rate of 30% in the first quarter of the prior fiscal year. The year-over-year quarterly change in estimated effective tax rate was primarily due to a higher percentage of the estimated pre-tax profit applying to a lower tax bracket in fiscal 2013 compared to the estimated pre-tax profit for 2012 profit at the same time last fiscal year and due to a higher tax rate in the first quarter of fiscal 2012 resulting from recording a reserve for an uncertain tax position. The sequential tax rate difference is primarily due to an expiration of a statute of limitations on an uncertain position in the fourth quarter of fiscal 2012 and changes in where we expect our income and losses to be generated this year between our US and Hong Kong entities which have different tax rates.

We maintain liabilities for uncertain tax positions within our income taxes payable account. The determination of the liability amount involves considerable judgment and estimation, and is continuously monitored by management, based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

Financial Condition

Overview

We ended the first quarter of fiscal 2013 with $161,273,000 in cash, cash equivalents, short-term and long-term investments. This represents an increase of $4,376,000 when compared with the amount of $156,897,000 as of March 31, 2012 resulting from cash provided by operating activities of $4,508,000. Working capital is defined as current assets less current liabilities. As of June 30, 2012, working capital was $167,741,000, an increase of $14,564,000 from $153,177,000 as of March 31, 2012. The increase in working capital was primarily the result of auction rate security redemptions of $12,750,000 and cash provided by operating activities of $4,508,000.

Since we announced the twenty-six month $60 million stock repurchase program at the end of January 2011, as of August 7, 2012, we have repurchased approximately 1,406,000 shares for $27,365,000.

Liquidity and Capital Resources

 In summary, our cash flows are as follows (in thousands):

Three Months Ended
June 30, 2012	July 2, 2011
Net cash provided by operating activities	$4,508	$3,357
Net cash (used in) provided by investing activities	(11,152)	10,552
Net cash provided by (used in) financing activities	199	(2,913)
Net (decrease) increase in cash and cash equivalents	$(6,445)	$10,996

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the three months ended June 30, 2012, net cash provided by operating activities was $4,508,000 compared to $3,357,000 for the same period of the prior fiscal year. The increase of $1,151,000 resulted from an increase in changes in assets and liabilities of $1,948,000 compared to a decrease last year of $1,246,000, partially offset by lower net income after non-cash adjustments of $2,043,000. These lower net income after non-cash adjustments were primarily due to lower net income of $1,072,000 and a decrease in the provision for excess and obsolete inventory resulting from lower inventory balances compared to last year. Also contributing to the lower non-cash adjustments was a lower amortization of premium paid on our short-term investments. The increase from changes in assets and liabilities was primarily due to an increase in income taxes payable compared to a decrease last year and due to reduced inventories as products with relatively high unit costs were shipped in the quarter.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales, maturities and redemptions of short-term and long-term investments. Net cash used in investing activities for the three months ended June 30, 2012 was $11,152,000 compared to net cash provided of $10,552,000 for the same period last fiscal year. This difference of $21,704,000 was primarily due to decreased sales and maturities of short-term investments of $31,232,000, partially offset by decreased purchases of investments of $9,163,000. We expect to spend approximately $4,300,000 for capital acquisitions in fiscal 2013, of which we have spent $43,000 during the first three months of fiscal 2013. We believe that we have substantial production capacity in place to handle our forecasted business for the remainder of fiscal 2013 and fiscal 2014.  We also believe that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Our investment portfolio is primarily comprised of corporate bonds, municipal bonds, government agency bonds, discount notes, certificates of deposits, and ARS.

As further described in Note 3, auction failures of our ARS have limited our ability to liquidate them to date at par value, and may continue to limit our ability to liquidate them at par value for some period of time. However, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. As of June 30, 2012, we had approximately $167,741,000 of working capital, including approximately $147,673,000 of cash, cash equivalents, and short-term investments, and we have generated positive cash from our operations every quarter over the past 20 years.

Financing Activities

Financing cash flows consists primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans and sale of stock through the ESPP, stock repurchased under our previously announced stock repurchase plan, and reclassification of non-cash excess tax benefit from operating into financing activities as required by authoritative guidance for stock compensation. Net cash provided by financing activities for the three months ended June 30, 2012 was $199,000 due to proceeds from the exercise of stock options granted under the 2001 and 2009 Plans and stock purchases under the ESPP of $312,000 less repurchases of $113,000. Net cash used in financing activities for the three months ended July 2, 2011 was $2,913,000 due to repurchases of our shares in the open market, partially offset by the proceeds from the exercise of stock options granted under the 2001 and 2009 Plans and stock purchases under the ESPP of $266,000.

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

The following table summarizes our significant contractual cash obligations as of December 31, 2011, which consist of operating facility lease obligations and purchase obligations as described above, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Due in Fiscal Years
Contractual Obligations	Total	2013 (remaining 9 months)	2014	2015	2016	2017
Operating lease obligations (1)	$2,712	$615	$709	$671	$662	$55
Purchase obligations	4,224	3,012	491	675	22	24
Total contractual cash obligations	$6,936	$3,627	$1,200	$1,346	$684	$79

 ______________________________

_____________

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense for the three months ended June 30, 2012 amounted to $281,000 compared to $288,000 for the same period of the prior fiscal year.

As of June 30, 2012, our liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables, was $2,847,000. As of June 30, 2012, we have accrued $478,000 of interest and $152,000 of penalties associated with our uncertain tax positions. We did not include these obligations in the table above as we cannot determine the exact amount or timing of such cash payments that would be made associated with these uncertain tax positions.

Recent Accounting Pronouncements

In June 2011, Financial Accounting Standard Board (“FASB”) issued new authoritative guidance regarding Presentation of Comprehensive Income.  This amendment attempts to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  In order to facilitate convergence with International Financial Reporting Standards (“IFRS”), FASB has decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Also, this amendment requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This amendment is effective for annual periods beginning after December 15, 2011 and interim periods within these fiscal years (the fiscal quarter ending June 30, 2012 for us) and is applied retrospectively.  On October 21, 2011, the FASB proposed a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt all other requirements contained in the guidance.  The adoption of these amended standards affected the presentation of other comprehensive income, as we have elected to present two separate but consecutive statements, but did not have an effect on our financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of the investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio is comprised of corporate bonds, municipal bonds, government agency bonds, discount notes, certificates of deposits and ARS. During the three months ended June 30, 2012, investments and cash and cash equivalents generated interest income of $301,000 compared to $252,000 for the same period of the prior fiscal year.  Based on the par value of our investments (excluding the fair market value of our NQDCP) and cash and cash equivalent balances as of June 30, 2012, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $386,000.

As of June 30, 2012, we had no long-term debt outstanding.

Our ARS are in the form of auction rate bonds whose interest rates were reset every thirty-five days through an auction process. ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we encountered with regard to our ARS beginning February 2008, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We believe the declines in our ARS fair value due to the lack of liquidity are temporary. In the event we need to access the funds associated with failed auctions, they are not expected to be available until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process, or the underlying security has matured. As of June 30, 2012, our ARS had a total par value of $15,300,000 and contractual maturities between 25 and 29 years.

Due to the temporary impairment in value of our ARS, we recorded an unrealized loss of $1,700,000 to their par value as of June 30, 2012, which decreased from $2,150,000 as of March 31, 2012, primarily because of additional redemptions of our ARS at par value during three months ended June 30, 2012.

The ARS we hold are backed by student loans and are primarily guaranteed by the US Department of Education. In addition, all the ARS we hold are rated by the major independent rating agencies as AAA or AA+/A with a negative outlook, which are investment grades. As a result, we believe the credit risk of default or not redeeming at par is very low.

If the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the US government fails to support its guaranty of its obligations, or the credit quality of these ARS declines, we may be required to further adjust the carrying value of these ARS and record other-than-temporary impairment charges in future periods, which could materially affect our financial condition. However, we expect that we will receive the principal associated with these ARS through one of the means described above. Based on our ARS holdings specifically as of June 30, 2012, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $38,000.

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

Evaluation of Disclosure Controls and Procedures:  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2012, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect such control.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of our Form 10-K for the fiscal year ended March 31, 2012, filed on June 13, 2012, which risk factors are hereby incorporated by reference, except as described in the last paragraph under the heading “Interest Rate Risk” in Part I, Item 3 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of share purchase activities by us during the three months ended June 30, 2012. There was no purchase activity during that period by an “affiliated purchaser” of ours as defined in Rule 10b-18(a)(3).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
4/1/12 – 4/28/12	1,269	$ 18.01	1,269	1,324,898
4/29/12 – 5/26/12	-		-	1,324,898
5/27/12 – 6/30/12	5,036	17.96	5,036	1,319,862
Total	6,305	$ 17.97	6,305

            _________________________________

(1)

Our current share repurchase program, under which we repurchased these 6,305 shares during the three months ended June 30, 2012, has been in place since 1999. Although we publicly announced the most recent 1,944,145 share program increase, we are not certain but do not believe we publicly announced this program at its inception, although our financial statements have reflected purchases from time to time under this program. These 6,305 shares were purchased in open market transactions.

(2)

We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. The board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a share repurchase program authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced the inception of the 1999 repurchase program. On January 30, 2008, and January 21, 2011, the board of directors amended the 1999 repurchase program to add 1,000,000 and 1,944,145 shares, respectively. The 1999 repurchase program has no expiration date, other than, unless extended, when all of the shares in the program have been repurchased. As of June 30, 2012, there were 1,319,862, shares remaining in the 1999 repurchase program. Neither this program nor any other repurchase program or plan has expired during the three months ended June 30, 2012 nor have we decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

We have had share repurchase programs in place since 1992 under which our board of directors authorized us to repurchase an aggregate of 4,844,145 shares.

Since the inception of these repurchase programs in 1992 through June 30, 2012, we have repurchased a total of 3,524,283 shares of the common stock for an aggregate cost of approximately $60,070,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of June 30, 2012, there were 1,319,862 shares authorized for future repurchase under our current program.

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

Dated: August 9, 2012
By: /s/PHILLIP A. KAGEL
Phillip A. Kagel
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)