Form 10-Q
period 2012-10-22
SUPERTEX INC
filed 2012-10-23
CIK 730000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C. 20549

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

Date of Report (Date of earliest event reported):  October 22, 2012

SUPERTEX, INC.

(Exact name of registrant as specified in its charter)

California	0-12718	94-2328535
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1235 Bordeaux Drive, Sunnyvale, California	94089
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 408-222-8888

(Former name or former address, if changed since last report.)

Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions (see General Instruction A.2. below):

[ ] Written communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)

[ ] Soliciting material pursuant to Rule 14a-12 under the Exchange Act (17 CFR 240.14a-12)

[ ] Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d-2(b))

[ ] Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 240.13e-4(c))

TABLE OF CONTENTS

Item 2.02.   Results of Operations and Financial Condition.

Item 5.02.   Departure of Director or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Item 9.01.   Financial Statements and Exhibits.

Signatures

Item 2.02.    Results of Operations and Financial Condition.

On October 22, 2012, Supertex, Inc. (the “Company” or “Registrant”) announced via press release the Company’s financial results for its fiscal 2013 second quarter ended September 29, 2012.  A copy of the Company’s press release is attached hereto as Exhibit 99.1.

The information contained in this Current Report on Form 8-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 5.02.    Departure of Director or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e)  The Company has entered into Change of Control Agreements with its named executive officers designed to provide an incentive for such officers to continue in the employ of the Company should there be a change of control.  Under these agreements, if the officer is terminated without cause or resigns for good reason within one year after a change of control of the Company (or during a period of up to four months preceding such change of control after a term sheet or letter of intent has been approved by the Company’s board of directors), then the officer receives the following benefits:

•	salary continuation for one year or until the officer finds another position, whichever is sooner;
•

earned but unpaid profit sharing which the officer would have received at the next profit sharing payment date had there been no change of control and the officer had continued to be employed by the Company until such payment date;

•	full vesting of options and ability to exercise until the earlier of the original expiration date of the options and one year after termination;
•	COBRA premium reimbursement for one year or until the officer is covered by the plan of another employer, whichever is sooner.

However, if the officer has not been employed for at least twelve months prior to the change of control, then these benefits are pro-rated by the number of months worked divided by twelve.  In order to receive any benefits, the officer must execute a full release of claims within sixty days of employment termination.

While the Company may from time to time engage in discussions regarding a potential change of control, the Company is currently not engaged in any such discussions.  The Company disclaims any obligation to publicly release updates or revisions to this statement which speaks only as of this date.

Item 9.01.    Financial Statements and Exhibits.

(d)    Exhibits.

         Exhibit 99.1, Registrant’s press release dated October 22, 2012, is furnished pursuant to Item 2.02 of Form 8-K.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Supertex, Inc.
(Registrant)

Date: October 22, 2012	By	/s/ Phillip A. Kagel
	Name	Phillip A. Kagel
	Title	Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit                   Description

4.1	Registrant's press release dated October 22, 2012, is furnished pursuant to Item 2.02 of Form 8-K.