Form 10-Q
period 2012-09-29
SUPERTEX INC
filed 2012-11-08
CIK 730000

com

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2012

or

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

Large accelerated filer [  ] Accelerated filer [ X ] Non-accelerated filer [  ] Smaller Reporting Company[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on November 2, 2012
Common Stock, no par value	11,597,925
Exhibit index is on Page 40
Total number of pages: 40

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Net sales	$15,919	$16,960	$31,978	$35,018
Cost of sales	8,571	8,432	17,136	17,424
Gross profit	7,348	8,528	14,842	17,594
Research and development	3,556	3,220	7,042	7,034
Selling, general and administrative	3,449	2,706	6,833	5,957
Total operating expenses	7,005	5,926	13,875	12,991
Income from operations	343	2,602	967	4,603
Interest income	325	234	626	486
Other income (expense), net	291	(819)	192	(703)
Income before provision for income taxes	959	2,017	1,785	4,386
Provision for income taxes	269	306	498	1,006
Net income	$690	$1,711	$1,287	$3,380

Net income per share
Basic	$0.06	$0.14	$0.11	$0.27
Diluted	$0.06	$0.14	$0.11	$0.27
Shares used in per share computation:
Basic	11,779	12,498	11,889	12,627
Diluted	11,782	12,510	11,892	12,644

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Net income	$690	$1,711	$1,287	$3,380
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net	447	(307)	853	215
Tax benefit (provision) related to other comprehensive income	(157)	107	(299)	(77)
Other comprehensive income (loss), net of tax	290	(200)	554	138
Comprehensive income	$980	$1,511	$1,841	$3,518

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	September 29, 2012	March 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$16,149	$19,860
Short-term investments	129,806	111,137
Trade accounts receivable, net	8,275	8,021
Inventories	11,940	14,438
Prepaid expenses and other current assets	5,311	6,786
Prepaid income taxes	3,079	3,032
Deferred income taxes	7,424	7,529
Total current assets	181,984	170,803
Long-term investments	13,700	25,900
Property, plant and equipment, net	4,398	4,941
Other assets	549	621
Deferred income taxes, noncurrent	5,309	5,375
Total assets	$205,940	$207,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,593	$1,994
Accrued salaries and employee benefits	12,799	12,434
Other accrued liabilities	781	615
Deferred revenue	2,773	2,560
Income taxes payable	137	23
Total current liabilities	19,083	17,626
Income taxes payable, noncurrent	4,192	4,161
Deferred tax liabilities, noncurrent	127	-
Other accrued liabilities, noncurrent	568	561
Total liabilities	23,970	22,348

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Preferred stock, no par value -- 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 11,608 shares as of September 29, 2012 and 11,992 shares as of March 31, 2012	67,549	68,031
Accumulated other comprehensive loss	(791)	(1,345)
Retained earnings	115,212	118,606
Total shareholders’ equity	181,970	185,292
Total liabilities and shareholders’ equity	$205,940	$207,640

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	September 29,	October 1,
	2012	2011
		(As Revised)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,287	$3,380
Non-cash adjustments to net income:
Depreciation and amortization	697	984
Provision for doubtful accounts and sales returns	216	31
Provision for excess and obsolete inventories	754	1,475
Deferred income taxes	(127)	-
Stock-based compensation	1,514	1,422
Tax benefit related to stock-based compensation plans	7	6
Unrealized loss (gain) from short-term investments, categorized as trading	(194)	723
Amortization of premium on short-term investments	1,268	1646
Changes in operating assets and liabilities:
Trade accounts receivable	(470)	(1,355)
Inventories	1,744	73
Prepaid expenses and other assets	1,546	(1,371)
Prepaid income taxes	(47)	58
Trade accounts payable and accrued expenses	959	289
Deferred revenue	213	(574)
Income taxes payable	272	(2,080)
Net cash provided by operating activities	9,639	4,707
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(144)	(557)
Purchases of investments	(64,042)	(121,212)
Sales of investments	20,080	53,093
Maturities and redemptions of investments	37,272	57,598
Net cash (used in) provided by investing activities	(6,834)	(11,078)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	312	1,288
Stock repurchases	(6,828)	(13,101)
Net cash used in financing activities	(6,516)	(11,813)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,711)	(18,184)

CASH AND CASH EQUIVALENTS:
Beginning of period	19,860	23,962
End of period	$16,149	$5,778

Supplemental cash flow disclosures:
Income taxes (refunds received) paid, net	(1,304)	4,597

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. (“Supertex,” the “Company,” “we,” and “us”) and its subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to state fairly the balance sheet as of September 29, 2012; the statements of income for the three and six months ended September 29, 2012 and October 1, 2011; the statements of comprehensive income for the three and six months ended September 29, 2012 and October 1, 2011; and the statements of cash flows for the six months ended September 29, 2012 and October 1, 2011.  The March 31, 2012 balance sheet was derived from the audited financial statements included in the fiscal 2012 Annual Report on Form 10-K, but does not include all disclosures required by GAAP in the United States of America.  All significant intercompany transactions and balances have been eliminated.

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

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and six months ended September 29, 2012 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2013 will be a 52-week year.  The three months ended September 29, 2012 and October 1, 2011, both consist of thirteen weeks.

Revision to Previously Issued Financial Statements

The condensed consolidated statement of cash flows for the period ended October 1, 2011 has been revised as previously reported in Footnote 1 of the quarterly report on Form 10-Q for the period ended December 31, 2011.

Recent Accounting Pronouncements

In June 2011, Financial Accounting Standard Board (“FASB”) issued new authoritative guidance regarding Presentation of Comprehensive Income.  This amendment attempts to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  In order to facilitate convergence with International Financial Reporting Standards (“IFRS”), FASB has decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Also, this amendment requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

but consecutive statements.  This amendment is effective for annual periods beginning after December 15, 2011 and interim periods within these years (the fiscal quarter ended June 30, 2012 for the Company) and is applied retrospectively.  On October 21, 2011, the FASB proposed a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt all other requirements contained in the guidance. The adoption of these amended standards affected the presentation of other comprehensive income, as the Company has elected to present two separate but consecutive statements, but did not have an effect on its financial position or results of operations.

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

Level 2 – Observable inputs such as quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in inactive markets.

Level 3 – Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the factors that market participants would use.

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

The Company’s money market investments, certificates of deposit purchased directly from the bank, and Non-Qualified Deferred Compensation (NQDCP) assets and liabilities are valued using Level 1 inputs. Fixed income available-for-sale portfolio, mainly consisting of municipal bonds, US government agency bonds, corporate bonds, commercial paper and certificates of deposits bought in the secondary market, are valued using Level 2 inputs.

The Company’s long-term investments consist entirely of auction rate securities (“ARS”) which are collateralized by student loans. Of its two ARS holdings, the credit rating of one with a par value of $12,800,000

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

was reduced to AA+ by S&P in February 2012 and to A with a negative outlook by Fitch in June 2012. The other ARS investment with a par value of $2,500,000 still holds an AAA and Aaa credit rating, which have not been reduced as of or subsequent to September 29, 2012.  Due to the lack of availability of observable market quotes for the Company’s investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model using Level 3 inputs. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods, and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including but not limited to a liquidity discount of 125 and 150 basis points per year for the current ARS market, and the timing of recovery of the ARS market from three to five years.  The Company concluded that the fair value of those of its ARS which were classified as level 3 assets was $13,700,000 as of September 29, 2012 net of a temporary impairment of $1,600,000 to par value.

The Company also considered the quality, amount of collateral, and US government guarantee for the ARS and looked to other marketplace transactions and information received from third party brokers in order to assess whether the fair value based on the discounted cash flow model is reasonable. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may affect the Company’s valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength, and quality of market credit and liquidity. Significant inputs to the investment valuations are unobservable in the active markets and therefore the Company’s ARS are classified as Level 3 in the hierarchy.

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 29, 2012 and March 31, 2012,  excluding accrued interest (in thousands):

	September 29, 2012
	Fair Value Measurements
Assets	Level 1		Level 2		Level 3	Total
Money market funds	$10,721	(1)	$-		$-	$10,721
Municipal bonds	-		49,606		-	49,606
Corporate bonds	-		38,993		-	38,993
Government agency bonds	-		24,274		-	24,274
Certificates of deposits	5,000	(2)	4,948		-	9,948
Commercial paper			600	(3)		600
Equity mutual funds related to NQDCP	8,985		-		-	8,985
Long-term investments in ARS	-		-		13,700	13,700
Total assets at fair value	$24,706		$118,421		$13,700	$156,827

Liabilities
Obligation related to NQDCP	$8,985		$-		$-	$8,985

	March 31, 2012
	Fair Value Measurements
Assets	Level 1		Level 2		Level 3	Total
Money market funds	$16,453	(1)	$-		$-	$16,453
Municipal bonds	-		32,268		-	32,268
Corporate bonds	-		36,947		-	36,947
Government agency bonds	-		26,010		-	26,010
Certificates of deposits	3,000		4,262		-	7,262
Equity mutual funds related to NQDCP	8,650		-		-	8,650
Long-term investments in ARS	-		-		25,900	25,900
Total assets at fair value	$28,103		$99,487		$25,900	$153,490

Liabilities
Obligation related to NQDCP	$8,650		$-		$-	$8,650

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

_________________________

(1)	Money market funds of $10,721,000 and $16,453,000 were classified as cash equivalents as of September 29, 2012 and March 31, 2012, respectively.
(2)	Certificates of deposits as of September 29, 2012 included $2,000,000 which was classified as cash equivalents.
(3)	Commercial paper of $600,000 was classified as cash equivalents as of September 29, 2012.

There were no significant transfers between Level 1, Level 2 and Level 3 during the three and six months ended September 29, 2012 or October 1, 2011. The following table includes the activity for Auction Rate Securities that are classified as Level 3 of the valuation hierarchy (in thousands):

	Three Months Ended		Six Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Beginning balance of ARS classified as Level 3	$13,600	$28,200	$25,900	$30,200
Total unrealized gains included in other comprehensive income	100	-	550	400
Redemptions of investments in ARS	-	-	(12,750)	(2,400)
Ending balance of ARS classified as Level 3	$13,700	$28,200	$13,700	$28,200

The Company recognizes transfers into and out of levels within the fair value hierarchy based on the transaction or the change in circumstances at the end of the fiscal month.

During the six months ended September 29, 2012, the Company received $12,750,000 relating to ARS with a carrying value at the time of $11,772,000, redeemed at par value. See Note 3 for further discussion of the Company’s ARS.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

Note 3 – Cash and Cash Equivalents and Investments

The Company’s cash equivalents consist primarily of investments in money market funds as follows (in thousands):

	September 29, 2012	March 31, 2012
Cash	$2,828	$3,407
Cash equivalents:
Commercial paper	600	-
Certificates of deposits	2,000	-
Money market funds	10,721	16,453
Total cash and cash equivalents	$16,149	$19,860

The Company’s portfolio of short-term and long-term investments is as follows (in thousands):

	September 29, 2012
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities:
Equity mutual funds related to NQDCP	$8,985	$-	$-	$8,985
Available-for-sale securities:
Municipal bonds	49,507	123	(24)	49,606
Corporate bonds	38,803	204	(14)	38,993
Government agency bonds	24,183	95	(4)	24,274
Certificates of deposits	7,953	4	(9)	7,948
Total short-term investments	$129,431	$426	$(51)	$129,806

Long-term investments:
Available-for sale securities	$15,300	$-	$(1,600)	$13,700

	March 31, 2012
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities
Equity mutual funds related to NQDCP	$8,650	$-	$-	$8,650
Available-for-sale securities:
Municipal bonds	32,250	39	(21)	32,268
Corporate bonds	36,912	68	(33)	36,947
Government agency bonds	25,984	33	(7)	26,010
Certificates of deposits	7,267	4	(9)	7,262
Total short-term investments	$111,063	$144	$(70)	$111,137

Long-term investments:
Available-for sale securities	$28,050	$-	$(2,150)	$25,900

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The Company’s  short-term and long-term investments by contractual maturity are as follows (in thousands):

	September 29, 2012	March 31, 2012
Short-term investment:
Trading securities:
Due in one year or less	$8,985	$8,650
Available-for-sale securities:
Due in 12 months or less	56,092	62,504
Due in 12 to 24 months	19,456	29,903
Due in 24 to 36 months	25,162	2,682
Due in 36 to 49 months	20,111	7,398
Total short-term investments	$129,806	$111,137
Long-term investment:
Available-for-sale securities at fair value:
Due after ten years	$13,700	$25,900
Total long-term investments	$13,700	$25,900

Short-term investments classified as trading securities consisted entirely of investments in mutual funds held by the Company’s Non-Qualified Deferred Compensation Plan (“NQDCP”). Unrealized gains (losses) on trading securities are recorded in the Condensed Consolidated Statement of Income. Unrealized gains on trading securities were $291,000 and $194,000 for the three and six months ended September 29, 2012 compared to losses of  $822,000 and $723,000, respectively, for the same periods of the prior fiscal year.

The Company’s available-for-sale portfolio as of September 29, 2012 was comprised of municipal bonds, corporate bonds, government agency bonds, commercial paper, certificates of deposits and ARS. Unrealized gains (losses) on available-for-sale securities are recorded in other comprehensive income as increases (declines) in fair values and are considered to be temporary.

During the three and six months ended September 29, 2012, the Company disposed of short-term available-for-sale securities totaling $18,837,000 and $44,602,000 at par, compared to $40,944,000 and $108,291,000 for the same periods of the prior fiscal year.  The realized gains and losses of these transactions were immaterial.

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

ARS with a par value of $15,300,000, whose carrying value was $13,700,000,  were classified as non-current assets and were presented as long-term investments on the Company’s balance sheet as of September 29, 2012.

The Company has concluded that the decline in fair value of the ARS investments as of September 29, 2012 is considered to be temporary in part due to the following:

•	these investments are of investment grade credit quality and a significant portion of them are collateralized and are guaranteed by the U.S. Department of Education;
•	as of September 29, 2012, there have been no defaults on the ARS held by the Company;
•

of the two ARS holdings, the credit rating of one with a par value of $12,800,000 was reduced to AA+ by S&P in February 2012 and to A with a negative outlook by Fitch in June 2012, however, it is still investment grade. The other ARS investment still holds a AAA and Aaa credit rating, which have not been reduced as of or subsequent to September 29, 2012.

•	the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs or they are redeemed at par value; and
•

to the extent the Company’s ARS have been redeemed, they were redeemed at par value. The Company received ARS redemptions of $4,700,000, $36,450,000 and $19,250,000, all at par value in fiscal years 2012, 2011 and 2010, respectively. Additionally, during the six months ended September 29, 2012, two of its ARS were fully or partially redeemed at par value for $12,750,000.

If uncertainties in the credit and capital markets continue or these markets deteriorate further, the Company may incur additional temporary impairment to its ARS holdings. The Company will continue to monitor its ARS holdings and may be required to record an impairment charge through the income statement if the decline in fair value is determined to be other-than-temporary or the credit quality of its ARS holdings declines further.

Note 4 – Inventories

The Company’s inventories consist of high technology semiconductor devices and integrated circuits that are specialized in nature, subject to rapid technological obsolescence, and sold in a highly competitive industry.  Inventory balances at the end of each period are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

Inventories consist of (in thousands):

	September 29, 2012	March 31, 2012
Raw materials	$513	$936
Work-in-process	8,101	8,221
Finished goods	2,087	4,195
Finished goods at distributors and on consignment	1,239	1,086
Total Inventories	$11,940	$14,438

The Company wrote down excess and obsolete inventory totaling $598,000 and $754,000 for the three and six months ended September 29, 2012 compared to $517,000 and  $1,475,000, respectively, for the same periods of the prior fiscal year. The Company sold previously written-down inventory of $419,000 and $764,000 for the three and six months ended September 29, 2012, respectively.  For the same periods of the prior fiscal year, such sales were $249,000 and $544,000, respectively.

Note 5  – Accumulated Other Comprehensive Loss

As of September 29, 2012, the total unrealized loss on available-for-sale investments amounted to $1,224,000, which was recorded in accumulated other comprehensive loss, net of tax of $433,000,  or $791,000. As of October 1, 2011, the total unrealized loss on available-for-sale investments amounted to $2,381,000, which was recorded in accumulated other comprehensive loss, net of tax of $836,000,  or $1,545,000.

Note 6 - Stock-Based Compensation

The stock-based compensation expense for the three and six months ended September 29, 2012 was $769,000 and $1,514,000, compared to $829,000 and $1,422,000, respectively, for the same periods of the prior fiscal year.

The Company granted options to employees with an estimated grant date fair value of $238,000 for both the three and six months ended September 29, 2012. For the three and six months ended October 1, 2011, the Company granted options with an estimated grant date fair value of $1,645,000 and $2,576,000, respectively. As of September 29, 2012, the unrecorded stock-based compensation related to stock options was $4,360,000 (net of estimated forfeitures) and will be recognized over an estimated weighted average amortization period of approximately 1.8 years.

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

The following table summarizes the activities under the 2001 and 2009 Plans for the six months ended September 29, 2012:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, March 31, 2012	677,429	1,677,962	$26.49
Granted	(63,800)	63,800	17.29
Exercised	-	(14,320)	17.39
Canceled	41,900	(41,900)	26.35
Balance, September 29, 2012	655,529	1,685,542	$26.22

The weighted average fair value of options, as determined under the authoritative guidance for stock compensation, granted to employees and directors under the 2009 Plan during the three and six months ended September 29, 2012 were $7.04 per share for both periods, compared to $8.08 per share for both the three and six months ended October 1, 2011. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the three and six months ended September 29, 2012 was zero and $26,000, respectively.  During the three and six months ended September 29, 2012, the amount of cash received from employees as a result of employee stock option exercises was zero and $249,000,  respectively.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The options outstanding and exercisable as of September 29, 2012, under the 2001 and 2009 Plans are in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$17.29	-	$19.99	307,200	9.17	$18.89	31,300	$19.08
20.00	-	24.99	603,702	6.96	21.39	297,518	21.21
25.00	-	29.99	299,880	6.35	26.94	211,072	26.96
30.00	-	34.99	233,060	2.21	33.77	215,760	33.76
35.00	-	39.99	90,800	4.71	35.83	90,800	35.83
40.00	-	44.99	132,900	1.07	40.90	132,900	40.90
45.00	-	46.92	18,000	1.17	46.92	18,000	46.92
$17.29	-	$46.92	1,685,542	5.95	$26.22	997,350	$29.49

Options outstanding and options exercisable under the option plans had a total intrinsic value of $43,000 and $4,000, respectively, as of September 29, 2012.

2000 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. For the six months ended September 29, 2012, the amount of cash received from employees as a result of ESPP purchases was  $63,000 compared to $89,000 for the same period of the prior fiscal year.

Note 7 – Income Taxes

The provision for income taxes for the three months ended September 29, 2012 was $269,000 on income before tax of $959,000 at the effective tax rate of 28% compared to $306,000 on income before tax of $2,017,000 at the effective tax rate of 15% in the second quarter of the prior fiscal year.

The provision for income taxes for the six months ended September 29, 2012 was $498,000 on income before tax of $1,785,000 at the effective tax rate of 28% compared to $1,006,000 on income before tax of $4,386,000 at the effective tax rate of 23%  for the same period of the prior fiscal year.

The year-over-year quarterly and six months increases in the estimated tax rate were both primarily due to changes in relative expected income to be generated in fiscal 2013 between Supertex's US and Hong Kong entities which have different tax rates and to a lesser extent research and development credits as they have not been extended by the US Government, partially offset by increased domestic manufacturing deduction.

The income tax provision for interim periods reflects the Company’s computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effects of foreign rate differentials, non-deductible stock-based compensation expense, tax-exempt interest income, R&D tax credits, tax contingencies, and the domestic production activities deduction.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

During the six months ended September 29, 2012,  the liability for uncertain income tax positions excluding accrued interest and penalties increased from $3,661,000 to $3,729,000. Of the total $3,729,000 of unrecognized tax benefits, $2,861,000 represents the amount that, if recognized, would favorably affect the Company’s effective income tax rate in a future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of September 29, 2012, the Company had approximately $505,000 accrued for estimated interest and $155,000 for estimated penalties related to uncertain tax positions. For the six months ended September 29, 2012, the Company recorded estimated interest of $11,000 and estimated penalties of $3,000.

The balance of unrecognized income tax benefits, including accrued interest and accrued penalties on September 29, 2012, was approximately $1,719,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company’s major tax jurisdictions are the United States federal, State of California and Hong Kong, and the Company’s income tax returns are no longer subject to examination by these taxing authorities for fiscal years before 2002.

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

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
BASIC:
Net income	$690	$1,711	$1,287	$3,380
Weighted average shares outstanding for the period	11,779	12,498	11,889	12,627
Net income per share	$0.06	$0.14	$0.11	$0.27

DILUTED:
Net income	$690	$1,711	$1,287	$3,380
Weighted average shares outstanding for the period	11,779	12,498	11,889	12,627
Effect of dilutive securities: stock options and ESPP	3	12	3	17
Total	11,782	12,510	11,892	12,644
Net income per share	$0.06	$0.14	$0.11	$0.27

Options to purchase 1,650,407 shares of the Company’s common stock at an average price of $26.48 per share, and 1,653,266 shares at an average price of $26.53 for the three and six months ended September 29, 2012, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the three and six months ended October 1, 2011, options to purchase 1,510,270 shares of the Company’s common stock at an average price of $27.42 per share, and 1,445,847 shares at an average price of $27.75 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

it has not accrued any amounts for indemnification obligations.  However, there can be no assurance that the Company will not have any financial exposure under those indemnification obligations in the future.

Legal Proceedings

From time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business.  Management has reviewed such possible claims and assessments with the Company’s outside legal counsel and believes that it is unlikely that they will result in any material adverse effect on the Company’s financial condition, results of operations, or cash flows.  The Company is not currently involved in any legal proceeding.

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

The reductions to revenue for estimated product returns for the three months ended September 29, 2012 and October 1, 2011 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other	Balance at End of Period
Three months ended September 29, 2012	$339	$86	$(211)	$214
Three months ended October 1, 2011	$215	$(8)	$(18)	$189
Six months ended September 29, 2012	$213	$220	$(219)	$214
Six months ended October 1, 2011	$234	$16	$(61)	$189

___________________

(1) Represents amounts charged to the allowance for sales returns.

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

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses and is recorded as cost of sales. The warranty reserve was $54,000 as of September 29, 2012. Such amount was $45,000 as of March 31, 2012.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

Operating Lease Obligations

The Company’s future minimum lease payments under non-cancelable operating leases as of September 29, 2012 are as follows (in thousands):

Payment Due by Fiscal Year	Operating Lease
2013	$404
2014	717
2015	671
2016	662
2017	55
$2,509

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense for the three and six months ended September 29, 2012 amounted to $278,000 and $561,000 compared to $258,000 and $546,000 for the same periods of last fiscal year.

Note 10 – Common Stock Repurchase

Stock repurchase activities for the three and six months ended September 29, 2012 and October 1, 2011 are as follows:

	Three Months Ended		Six Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Number of shares repurchased	396,000	563,000	402,000	714,000
Cost of shares repurchased	$6,883,000	$10,641,000	$6,996,000	$13,820,000
Average price per share	$17.37	$18.91	$17.38	$19.36

In January 2011, the Board of Directors designated $60,000,000 of its cash, cash equivalents and investments for a major stock repurchase during the period from January 2011 through March 2013, and accordingly, increased the Company’s share repurchase program from approximately 556,000 shares to 2,500,000 shares. The amended repurchase program has no expiration date except when an aggregate of 2,500,000 shares have been repurchased, either in the open market or through private transactions. Under this program, cumulatively the Company had repurchased approximately 1,576,000 shares for $30,402,000 as of September 29, 2012.

Since the inception of the Company’s initial share repurchase program in 1992 through September 29, 2012, the Company has repurchased a total of approximately 3,920,000 shares of the common stock for an aggregate cost of $66,953,000 under its share repurchase programs. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of September 29, 2012, there were approximately 924,000 shares authorized for future repurchase under the Company’s current repurchase program.

Subsequent to September 29, 2012, the Company has repurchased an additional 13,000 shares for $225,000 as of November 6, 2012.

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

The Company’s principal markets are in Asia, the United States, and Europe.  Below is a summary of sales by major geographic area for the three and six months ended September 29, 2012 and October 1, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	September 29,	October 1,	September 29,	October 1,
Net Sales	2012	2011	2012	2011
China	$4,815	$4,147	$8,653	$9,082
United States	4,170	5,390	9,549	11,571
Korea	1,816	1,204	3,320	1,829
Japan	1,730	1,247	2,732	2,592
Europe	1,563	1,704	3,306	3,412
Singapore	1,291	2,609	3,303	5,201
Asia (excluding China, Korea, Japan & Singapore)	418	582	839	1,144
Other	116	77	276	187
Net Sales	$15,919	$16,960	$31,978	$35,018

Net property, plant and equipment by country as of September 29, 2012 and March 31, 2012 are as follows (in thousands):

	September 29, 2012	March 31, 2012
United States	$3,636	$4,019
Hong Kong	762	922
Property, plant and equipment, net	$4,398	$4,941

Note 12 – Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representatives and distributors. Revenue from sales to distributors and the related cost of sales are recognized only upon resale to end-user customers, which is on a sell-through basis.

A major medical equipment company and two distributors each accounted for approximately 12% of net sales for the three months ended September 29, 2012. For the six months ended September 29, 2012, this medical equipment company and one of these two distributors each accounted for approximately 12% of net sales while the other distributor accounted for less than 10% of net sales .  Nearly all of the sales to the medical equipment

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

company were through distributors and contract manufacturers. None of the sales attributed to the two significant company distributors were also included in the sales attributed to the medical equipment company. This medical equipment company also accounted for approximately 13% and 11% of net sales for the three and six months ended October 1, 2011, respectively.

There were no other customers that the Company believes accounted for more than 10% of the Company’s net sales for the three and six months ended September 29, 2012 and October 1, 2011.

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

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates," and variations of these words and similar expressions are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that through the introduction of our new integrated solutions along with our discrete building block product offerings, we will continue to be a major player in the medical ultrasound market; (2) our belief that there are significant growth opportunities for the medical ultrasound market in China, Korea and India; (3) our belief that sales of LED driver ICs for general lighting and backlighting will grow as they are designed in new lighting applications; (4) our belief that R&D expenses as a percentage of net sales may fluctuate from quarter to quarter; (5) our belief that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months; (6) our belief that we have substantial production capacity in place to handle our forecasted business in fiscal 2013 and 2014; (7) our belief that the credit quality of the auction-rate securities (“ARS”) we hold is high and our expectation that we will receive the full principal associated with these ARS; (8) our belief that the auction failures  of our ARS will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements; (9) our belief that the estimated range of fair values of our ARS is appropriate; (10) our lack of intention to sell our ARS securities below par value and our view that it is more likely than not that we will not be required to sell our ARS securities until their value returns to par; (11) our belief that the declines in our ARS fair values due to the lack of liquidity are temporary and the credit risk of default or not redeeming at par is very low; (12) our belief that the credit rating of  our ARS would remain relatively high following any decline in the credit rating of U.S. government obligations; (13) our belief that our exposure to foreign currency risk is relatively small; (14) our expectation to spend approximately $2,850,000 for capital acquisitions in the second half of fiscal 2013; and (15) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows.

These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties include material adverse changes in the demand for our customer’s products in which the Company’s products are used; that competition to supply semiconductor devices in the markets in which the Company competes increases and causes price erosion; that demand does not materialize and increase for recently released customer products incorporating the Company’s products; that we have delays in developing and releasing into production our planned new products; that there could be unexpected manufacturing issues as production ramps up; that the demand for the Company’s products or results of its product development changes such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; that some of the Company’s equipment will be unexpectedly damaged or become obsolete, thereby requiring replacement; and that Federal deficit issues will not result in substantial reductions to the credit rating of U.S. government obligations which in turn would materially affect our auction rate securities; as well as those described in "Factors Which May Affect Operating Results" under Item 1A of Part I , “Risk Factors” in the Company’s  annual report on Form 10-K for the fiscal year ended March 31, 2012, as supplemented by the risk factor contained in Section 1A of this Form 10-Q. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.  Accordingly, the readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. There have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in our fiscal 2012 Annual Report on Form 10-K.

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

Net sales for the three and six months ended September 29, 2012 were $15,919,000 and $31,978,000, a 6% and a 9% decrease, compared to $16,960,000 and $35,018,000, respectively, for the same periods of the prior fiscal year. These year-over-year decreases were primarily due to decreases in sales of our analog switches for medical ultrasound products, printer head and display ICs, electroluminescent (“EL”) inverters, and industrial and other products.  Partially offsetting these reductions were increases in sales of drivers for an OLED manufacturing application, LED driver ICs for backlighting high end computer monitors, and optical MEMS drivers.

The table below shows our estimate of the breakdown of net sales by end market for the three and six months ended September 29, 2012 and October 1, 2011, and three months ended June 30, 2012, as well as year-over-year and sequential percentage changes (in thousands except percentages):

	Three Months Ended					Six Months Ended
	September 29,	June 30,	October 1,	Sequential	Year-Over-Year	September 29,	October 1,	Year-Over-Year
	2012	2012	2011	Change	Change	2012	2011	Change
Medical Electronics	$6,733	$5,492	$6,901	23%	-2%	$12,225	$13,954	-12%
EL/Printers	3,263	5,184	4,151	-37%	-21%	8,447	8,816	-4%
Industrial/Other	2,152	2,438	3,084	-12%	-30%	4,590	6,612	-31%
LED Lighting	2,251	1,349	1,681	67%	34%	3,600	3,473	4%
Telecom	1,520	1,596	1,143	-5%	33%	3,116	2,163	44%
Net Sales	$15,919	$16,059	$16,960	-1%	-6%	$31,978	$35,018	-9%

	Three Months Ended			Six Months Ended
	September 29, 2012	June 30, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Medical Electronics	42%	34%	41%	38%	40%
EL/Printers	20%	32%	24%	27%	25%
Industrial/Other	14%	15%	18%	14%	19%
LED Lighting	14%	9%	10%	11%	10%
Telecom	10%	10%	7%	10%	6%
Net Sales	100%	100%	100%	100%	100%

Our medical electronics product family, primarily for ultrasound imaging, accounted for the largest sales of all of our five target markets for the three months ended September 29, 2012, June 30, 2012 and October 1, 2011. Sales to this market for the three and six months ended September 29, 2012 decreased 2% and 12%, respectively, compared to same periods of the prior fiscal year primarily due to decreased sales of our analog switches.  Sequentially, net sales increased 23%, resulting from higher sales of our analog switches and high voltage pulser ICs and chipsets.

Sales to this market for the past six quarters have been characterized by alternating quarters of significantly increased or decreased sales sequentially, with the exception of the second quarter of fiscal 2012. Sales in the first quarter of fiscal 2013 were on a down cycle, while sales of the same quarter last fiscal year were on an up cycle. We believe the volatility is primarily due to our end customers’ fluctuating sales due to changing general economic conditions, seasonality, and due to low channel inventory levels.

In recent years, the overall ultrasound market has been shifting from big console systems to transportable and hand-held ultrasound imaging units, which has driven the ultrasound imaging market growth along with product upgrades for cart-wheel consoles and large stationary systems.  Because of space and power constraints in transportable and handheld units, there are more requirements for integration, and with our high voltage IC technology we have been among the most qualified to support these requirements. Geographically, the ultrasound imaging equipment market is expanding very rapidly in China, Korea and India.  Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and manufacturers of medical ultrasound imaging machines to whom we have sold our products successfully. These OEMs continue to grow and develop new machines although most of them have moved their operations to China, Korea and India to reduce cost. Today we see significant opportunities with the Chinese and Korean medical ultrasound imaging machine companies as well as the operations of OEM companies located in these countries and India. We are expanding our product development activities and product offerings to capitalize on these exciting market growth opportunities.  Through the introduction of our new integrated solutions complemented by our discrete transistor and array building block product offerings, we believe we will continue to be a major player in this business.

Sales of our product offerings for the EL/Printers market, which consist of EL inverter ICs, printer head ICs, flat panel display ICs and custom processing services, for the three and six months ended September 29, 2012 were lower compared to the same periods in the last fiscal year, decreasing 21% and 4%, respectively.  Reduced sales of our of printer head and display ICs and EL inverter ICs were partially offset by increased sales of drivers for an OLED manufacturing application. Sequentially, sales decreased 37% primarily due to the same reasons and lower customer demand for our custom processing services.

Sales in the industrial and other markets for the three and six months ended September 29, 2012 decreased 30% and 31%, respectively, when compared to the same periods in the prior fiscal year and decreased 12% sequentially. The year-over-year and sequential quarterly reductions were due to reduced sales of products for a broad set of applications and the six month reduction resulted from the same reason and reduced sales of products for an ATE application.

The year-over-year quarterly and year to date as well as sequential quarterly sales increases of LED driver ICs of 34%, 4% and 67%, respectively, resulted primarily from sales to a high-end computer monitor backlighting application. We believe that sales of LED driver ICs for general lighting and backlighting will grow as our new products are being designed into new applications.

Sales to the telecom market for the three and six months ended September 29, 2012 increased 33% and 44%, respectively, compared to the same periods of the prior fiscal year. These increases were due to higher shipments of high voltage driver ICs for optical MEMS applications. Sequentially, sales to the telecom market decreased 5% due to lower sales of ICs for various applications and reduced custom processing services.

Our principal markets are in Asia, the U.S., and Europe.  Sales by geographic regions as well as year-over-year and sequential percentage changes were as follows, where international sales include sales to U.S. based customers if the products are delivered to their contract manufacturers outside the U.S. (in thousands except percentages):

	Three Months Ended					Six Months Ended
	September 29,	June 30,	October 1,	Sequential	Year-Over-Year	September 29,	October 1,	Year-Over-Year
	2012	2012	2011	Change	Change	2012	2011	Change
China	$4,815	$3,838	$4,147	25%	16%	$8,653	$9,082	-5%
United States	4,170	5,379	5,390	-22%	-23%	9,549	11,571	-17%
Korea	1,816	1,504	1,204	21%	51%	3,320	1,829	82%
Japan	1,730	1,002	1,247	73%	39%	2,732	2,592	5%
Europe	1,563	1,743	1,704	-10%	-8%	3,306	3,412	-3%
Singapore	1,291	2,012	2,609	-36%	-51%	3,303	5,201	-36%
Asia (excluding China, Korea, Japan & Singapore)	418	421	582	-1%	-28%	839	1,144	-27%
Other	116	160	77	-28%	51%	276	187	48%
Net Sales	$15,919	$16,059	$16,960	-1%	-6%	$31,978	$35,018	-9%

International Sales	$11,749	$10,680	$11,570	10%	2%	$22,429	$23,447	-4%
Domestic Sales	4,170	5,379	5,390	-22%	-23%	9,549	11,571	-17%
Net Sales	$15,919	$16,059	$16,960	-1%	-6%	$31,978	$35,018	-9%

Total net sales to international customers for the three and six months ended September 29, 2012 compared to the same periods last year increased 2% and decreased 4%, respectively. Compared to the prior quarter, total net sales to international customers increased 10% primarily due to higher sales of our analog switches and high voltage pulser ICs and chipsets for medical ultrasound products, and to a lesser extent LED driver ICs for backlighting, partially offset by reduced sales of printer head ICs.

Total net sales to domestic customers for the three and six months ended September 29, 2012 decreased 23% and 17%, respectively, compared to the same periods of the prior fiscal year primarily due to reduced sales for a military application as well as certain industrial applications.  Domestic sales decreased 22% sequentially, primarily due to reduced demand for our custom processing services and for certain industrial applications.

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

	Three Months Ended			Six Months Ended
	September 29,	June 30,	October 1,	September 29,	October 1,
(Dollar in thousands)	2012	2012	2011	2012	2011
Gross Margin Percentage	46%	47%	50%	46%	50%
Included in Gross Margin Percentage Above:
Gross Margin Benefit from Cost of Previously Written Down Inventory Sold	$419	$345	$249	$764	$544
Percentage of Net Sales	3%	2%	1%	2%	2%

Gross profit for the three and six months ended September 29, 2012 was $7,348,000 and $14,842,000 compared to $8,528,000 and $17,594,000, respectively, for the same periods of the prior fiscal year. As a percentage of net sales, gross margin was 46% for the three and six months ended September 29, 2012 compared to 50% for the same periods of the prior fiscal year. The year-over-year decreases in gross profit and gross margin were primarily attributable to decreased sales, higher product costs resulting from lower fab utilization in prior quarters, and reduced average selling prices primarily in certain medical ultrasound products, partially offset by decreased charges for excess and obsolete inventory due to reduced inventory balances.

Gross profit and gross margin for the three months ended September 29, 2012 decreased slightly compared to the prior quarter due to unfavorable product mix and an increase in charges for excess and obsolete inventory, partially offset by lower product cost of goods sold from higher cost absorption through increased wafer fab production in recent quarters.

We wrote down excess and obsolete inventory totaling $598,000 and $754,000, respectively, for the three and six months ended September 29, 2012 compared to $517,000 and $1,475,000 for the same periods of the prior fiscal year and $156,000 for the three months ended June 30, 2012.

Research and Development (“R&D”) Expenses

R&D expenses include payroll and benefits, development costs, and depreciation. We expense prototype wafers and mask sets related to new product development as R&D expenses.

	Three Months Ended					Six Months Ended
(Dollars in	September 29,	June 30,	October 1,	Sequential	Year-Over-Year	September 29,	October 1,	Year-Over-Year
thousands)	2012	2012	2011	Change	Change	2012	2011	Change
R&D Expenses	$3,556	$3,486	$3,220	2%	10%	$7,042	$7,034	0%
Percentage of Net Sales	22%	22%	19%			22%	20%

The quarterly year-over-year increase of $336,000 was primarily due to increased expense of $445,000 related to our Non-Qualified Deferred Compensation Plan (“NQDCP”) as the NQDCP assets increased in fair market value compared to a decrease last year, which was partially offset by lower payroll cost of $103,000.  An increase or decrease in the fair value of our NQDCP assets corresponds to an increase or decrease in the NQDCP liability. To recognize the increase or decrease in the NQDCP assets, we record the difference in fair value to other income (expense) net. Correspondingly, to recognize the increase or decrease in the NQDCP liability, we record the difference to other benefits expense, as the investments are beneficially owned by R&D employees. The year-to-date expense compared to the prior year period was nearly flat resulting from a combination of variances, including increased NQDCP expense of $363,000 related to the change in  fair market value of investments held by our NQDCP offset by  reduced engineering supplies cost of $248,000 and reduced payroll cost of $89,000. The sequential increase of $70,000 was primarily due to higher compensation expense of $169,000 related to NQDCP assets value change, which was partially offset by lower payroll cost of $57,000 and lower outside services of $50,000.

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

	Three Months Ended					Six Months Ended
(Dollars in thousands)	September 29,	June 30,	October 1,	Sequential	Year-Over-Year	September 29,	October 1,	Year-Over-Year
	2012	2012	2011	Change	Change	2012	2011	Change
SG&A Expenses	$3,449	$3,384	$2,706	2%	27%	$6,833	$5,957	15%
Percentage of Net Sales	22%	21%	16%			21%	17%

The year-over-year quarterly and year-to-date increases of $743,000 and $876,000 were primarily due to an increase in fair market value of investments held by our NQDCP versus a decrease last year resulting in increased NQDCP expense of $491,000 and $416,000, respectively. Also contributing to the quarterly increase  were higher professional services expense of $98,000, sales incentives of $90,000 and payroll expense of $65,000. Contributing to the year-to-date increase were higher outside services expenses of $238,000 and higher payroll of $134,000 due to higher headcount. The sequential increase of $65,000 resulted primarily from an increase in fair market value of investments held by our NQDCP versus a decrease last quarter which accounted for a difference of $145,000, and higher sales incentives expense of $74,000, which were partially offset by lower professional services of $178,000.

Interest Income and Other Income (Expense), Net

	Three Months Ended					Six Months Ended
(Dollars in thousands)	September 29,	June 30,	October 1,	Sequential	Year-Over-Year	September 29,	October 1,	Year-Over-Year
	2012	2012	2011	Change	Change	2012	2011	Change
Interest Income	$325	$301	$234	8%	39%	$626	$486	29%
Other Income (Expense), Net	291	(99)	(819)	394%	136%	192	(703)	127%
Total Interest and Other Income (Expense), Net	$616	$202	$(585)	205%	205%	$818	$(217)	477%
Percentage of Net Sales	4%	1%	-3%			3%	-1%

Interest income consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments. For the three and six months ended September 29, 2012, interest income increased $91,000 and $140,000, respectively, compared to the same periods of the prior fiscal year. This resulted from higher investment yields for longer maturity bonds. The sequential increase of $24,000 was also due to higher investment yields for longer maturity bonds.

Other income (expense), net, consists of changes in the fair market value of investments held by our NQDCP, sales of fixed assets, foreign exchange gains and losses and other miscellaneous income and expense items. Other income (expense), net increased $1,110,000 and $895,000, respectively, for the three and six months ended September 29, 2012. These increases were primarily due to increases in the fair market value of investments held by our NQDCP of $291,000 and $194,000 for the three and six months ended September 29, 2012, respectively, compared to decreases in the fair market value of $821,000 and $723,000 for the same periods of the prior fiscal year. The sequential increase of $390,000 was also due to an increase in fair value of NQDCP investments by $291,000 versus a decrease of $97,000 in the prior quarter.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2012 was $269,000 on income before tax of $959,000 at the effective tax rate of 28% compared to $229,000 on profit before tax of $826,000 at the effective tax rate of 28% in prior quarter and $306,000 on income before tax of $2,017,000 at the effective tax rate of 15% in the second quarter of the prior fiscal year.

The provision for income taxes for the six months ended September 30, 2012 was $498,000 on income before tax of $1,785,000 at the effective tax rate of 28% compared to $1,006,000 on income before tax of $4,386,000 at the effective tax rate of 23% for the same period of the prior fiscal year.

The year-over-year quarterly and six months increase in the estimated tax rate were both primarily due to changes in relative expected income to be generated in fiscal 2013 between Supertex's US and Hong Kong entities which have different tax rates, and to a lesser extend research and development credits as they have not been extended by the US Government, partially offset by increased domestic manufacturing deduction. The sequential tax rate difference was immaterial.

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

Financial Condition

Overview

Our principal sources of liquidity are cash and cash equivalents and cash flow generated from operations.  Our cash and cash equivalents are comprised of bank deposits, certificates of deposits and money market investments with financial institutions and can be withdrawn at any point of time without prior notice or penalty. We also invest surplus cash in short term investments which can be withdrawn with short notice and minimal realized gain or loss. Our cash and cash equivalents balances as of September 29, 2012 and March 31, 2012 were $16,149,000 and $19,860,000 respectively. Our short term investment balances for the same periods were $129,806,000 and $111,137,000, respectively. The increase in short term investments was primarily due to redemption of our long term investments of auction rate securities ("ARS"). Correspondingly, our long-term investments were $13,700,000 and $25,900,000.

Working capital is defined as current assets less current liabilities. As of September 29, 2012, working capital balance was $162,901,000 compared to $153,177,000 as of March 31, 2012, an increase of $9,724,000.  The increase in working capital was primarily the result of ARS redemptions totaling $12,750,000.

Our principal use of our liquidity has recently been our stock repurchase program. Since we announced the twenty-six month $60 million stock repurchase program at the end of January 2011, as of November 6, 2012, we have repurchased approximately 1,589,000 shares for $30,627,000. During the six-month period ended September 29, 2012, we repurchased approximately 402,000 shares for $6,996,000.

Liquidity and Capital Resources

 In summary, our cash flows are as follows (in thousands):

	Six Months Ended
	September 29, 2012	October 1, 2011
Net cash provided by operating activities	$9,639	$4,707
Net cash used in investing activities	(6,834)	(11,078)
Net cash used in financing activities	(6,516)	(11,813)
Net decrease in cash and cash equivalents	$(3,711)	$(18,184)

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. For the six months ended September 29, 2012, net cash provided by operating activities was $9,639,000 compared to $4,707,000 for the same period of the prior fiscal year. The increase of $4,932,000 resulted from an increase in the changes in assets and liabilities of $9,177,000 which was partially offset by the reduction of net income after adjusting non-cash activities by $4,245,000. The non-cash adjustments in the first six months of fiscal 2013 were $2,152,000 lower than those of the same period of last fiscal year primarily due to a $917,000 decrease from an unrealized gain from short-term investments categorized as trading compared to a loss in the same period of last fiscal year and a decrease of $721,000 in the provision for excess and obsolete inventory. Further, amortization of premium on short term investments and depreciation were also lower by $665,000 in the current period compared to last year. These decreases were partially offset by an increase in allowance for sales returns. The primary reasons for the increase in cash due to changes in assets and liabilities were a decrease in prepaid expenses and other assets due to a tax refund of $2,157,000 compared to a large tax payment last year, a greater reduction of inventory of $1,671,000, a lesser increase in trade accounts receivable of $885,000 and $787,000 due to an increase in deferred revenue compared to a decrease last year.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales, maturities and redemptions of short-term and long-term investments. Net cash used in investing activities for the six months ended September 29, 2012 was $6,834,000 compared to $11,078,000 for the same period of last fiscal year. This difference of $4,244,000 was primarily due to decreased purchases of short-term investments of $57,170,000 partially offset by decreased sales and maturities of investments of $53,339,000. We expect to spend approximately $3,000,000 for capital acquisitions in fiscal 2013, of which we have spent $144,000 for the first half of the fiscal year. We believe that we have substantial production capacity in place to handle our forecasted business for the remainder of fiscal 2013 and fiscal 2014.  We also believe that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Our investment portfolio is primarily comprised of corporate bonds, municipal bonds, government agency bonds, commercial paper, certificates of deposits, and remaining ARS.

As further described in Note 3, auction failures of our remaining $15,300,000 of ARS have limited our ability to liquidate them to date at par value, and may continue to limit our ability to liquidate them for some period of time. However, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. As of September 29, 2012, we had $162,901,000 of working capital, including $145,955,000 of cash, cash equivalents, and short-term investments, and we have generated positive cash from our operations over the past 19 years.

Financing Activities

Financing cash flows consists primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans and sale of stock through the ESPP and stock repurchased under our previously announced stock repurchase plan. Net cash used in financing activities for the six months ended September 29, 2012 was $6,516,000 due to repurchases of our shares in the open market, partially offset by proceeds from the exercise of stock options granted under the 2001 and 2009 Plans and sale of stock under the ESPP of $312,000. For the same period of the prior fiscal year net cash used by financing activities was $11,813,000.  Cash used for stock repurchase was $13,101,000, which was partially offset by the proceeds from the exercise of stock options granted under the 2001 and 2009 Plans and stock sale under the ESPP of $1,288,000.

Off-Balance Sheet Arrangements

We do not have nor have we ever had any off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our financial condition including sales, expenses, results of operations, liquidity, capital expenditures, and capital resources. See Note 9, “Commitments and Contingencies” regarding our indemnification agreements.

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

The following table summarizes our significant contractual cash obligations as of September 29, 2012, which consist of operating facility lease obligations and purchase obligations as described above, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Due in Fiscal Years
Contractual Obligations	Total	2013 (remaining 6 months)	2014	2015	2016	2017
Operating lease obligations (1)	$2,509	$404	$717	$671	$662	$55
Purchase obligations	4,481	2,759	1,054	614	26	28
Total contractual cash obligations	$6,990	$3,163	$1,771	$1,285	$688	$83

 ______________________________

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense for the three and six months ended September 29, 2012 amounted to $278,000 and $561,000, respectively, compared to $258,000 and $546,000 for the same periods of the prior fiscal year.

As of September 29, 2012, our liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables, was $2,861,000.  As of September 29, 2012, we have accrued $505,000 of interest and $155,000, of penalties associated with uncertain tax positions.  We did not include these obligations in the table above as we cannot determine the exact amount or timing of such cash payments that would be made associated with these uncertain tax positions.

Recent Accounting Pronouncements

In June 2011, Financial Accounting Standard Board (“FASB”) issued new authoritative guidance regarding Presentation of Comprehensive Income.  This amendment attempts to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  In order to facilitate convergence with International Financial Reporting Standards (“IFRS”), FASB has decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Also, this amendment requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This amendment is effective for annual periods beginning after December 15, 2011 and interim periods within these fiscal years (the fiscal quarter ended June 30, 2012 for us) and is applied retrospectively.  On October 21, 2011, the FASB proposed a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt all other requirements contained in the guidance.  The adoption of these amended standards affected the presentation of other comprehensive income, as we have elected to present two separate but consecutive statements, but did not have an effect on our financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of the investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio is comprised of corporate bonds, municipal bonds, government agency bonds, discount notes, commercial paper and certificates of deposits as well as the remaining ARS we hold. During the three and six months ended September 29, 2012, investments and cash and cash equivalents generated interest income of $325,000 and $626,000, compared to $234,000 and $486,000, respectively, for the same periods of the prior fiscal year.  Based on the par value of our investments (excluding the fair market value of our NQDCP) and cash and cash equivalent balances as of September 29, 2012, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $380,000.

As of September 29, 2012, we had no long-term debt outstanding.

Our ARS are in the form of auction rate bonds whose interest rates were reset every thirty-five days through an auction process. ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we encountered with regard to our ARS beginning February 2008, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We believe the declines in our ARS fair value due to the lack of liquidity are temporary. In the event we need to access the funds associated with failed auctions, they are not expected to be available until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process, or the underlying security has matured. As of September 29, 2012, our ARS had a total par value of $15,300,000 and contractual maturities between 25 and 29 years.

Due to the temporary impairment in value of our ARS, we recorded an unrealized loss of $1,600,000 to their par value as of September 29, 2012, which decreased $550,000 compared to the balance as of March 31, 2012, primarily because of additional redemptions of our ARS at par value during six months ended September 29, 2012.

The ARS we hold are backed by student loans and are primarily guaranteed by the US Department of Education. In addition, all the ARS we hold are rated by the major independent rating agencies as AAA/Aaa or AA+/A with a negative outlook, which are considered investment grade. As a result, we believe the credit risk of default or not redeeming at par is very low.

If the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the US Government fails to support its guaranty of its obligations, or the credit quality of these ARS declines, we may be required to further adjust the carrying value of these ARS and record other-than-temporary impairment charges in future periods, which could materially affect our financial condition. However, we expect that we will receive the principal associated with these ARS through one of the means described above. Based on our ARS holdings specifically as of September 29, 2012, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $38,000.

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

Evaluation of Disclosure Controls and Procedures:  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 29, 2012, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the three months ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect such control.

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

Item 1A.  Risk Factors

Set forth below is a material update to the risk factors discussed our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Otherwise, except as described in the last paragraph under the heading “Interest Rate Risk” in Part I, Item 3 of this Form 10-Q, there have been no material changes to the risk factors disclosed in Item 1A of Part I of our Form 10-K for the fiscal year ended March 31, 2012, filed on June 13, 2012, which risk factors are hereby incorporated by reference.

Compliance with new regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.

As required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 on August 22, 2012, the SEC promulgated new disclosure requirements for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. The new disclosure rules take effect for calendar 2013 and require that we file our first report on or before May 31, 2014 and will require us to undertake additional supply chain due diligence to comply. The implementation of these new regulations may involve a material expense on our part and may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products free of conflict minerals.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of share purchase activities by us during the three months ended September 29, 2012. There was no purchase activity during that period by an “affiliated purchaser” of ours as defined in Rule 10b-18(a)(3).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
7/1/12 – 7/28/12	132,115	$16.90	132,115	1,187,747
7/29/12 – 8/25/12	184,273	17.50	184,273	1,003,474
8/26/12 – 9/29/12	79,857	17.84	79,857	923,617
Total	396,245	$17.37	396,245

(1)

Our current share repurchase program, under which we repurchased these 396,245 shares during the three months ended September 29, 2012, has been in place since 1999. Although we publicly announced the most recent 1,944,145 share program increase, we are not certain but do not believe we publicly announced this program at its inception, although our financial statements have reflected purchases from time to time under this program. These 396,245 shares were purchased in open market transactions.

(2)

We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. The board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a share repurchase program authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced the inception of the 1999 repurchase program. On January 30, 2008, and January 21, 2011, the board of directors amended the 1999 repurchase program to add 1,000,000 and 1,944,145 shares, respectively. The 1999 repurchase program has no expiration date, other than, unless extended, when all of the shares in the program have been repurchased. As of September 29, 2012, there were 923,617, shares remaining in the 1999 repurchase program. Neither this program nor any other repurchase program or plan has expired during the three months ended September 29, 2012 nor have we decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

We have had share repurchase programs in place since 1992 under which our Board of Directors authorized us to repurchase an aggregate of 4,844,145 shares.

Since the inception of these repurchase programs in 1992 through September 29, 2012, we have repurchased a total of 3,920,528 shares of the common stock for an aggregate cost of approximately $66,953,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of September 29, 2012, there were 923,617 shares authorized for future repurchase under our current program.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Removed and Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit		Description
Exhibit 10.9	-	Form of Change of Control Agreement with officers including named executive officers.
Exhibit 31.1 & 31.2	-

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

Dated: November 7, 2012
By: /s/PHILLIP A. KAGEL
Phillip A. Kagel
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

SUPERTEX, INC.

EXHIBIT INDEX

Exhibit		Description

Exhibit 10.9	-	Form of Change of Control Agreement with officers including named executive officers.
Exhibit 31.1 & 31.2	-

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