Form 10-Q
period 2012-12-29
SUPERTEX INC
filed 2013-02-07
CIK 730000

com

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 2012

or

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

Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on February 1, 2013
Common Stock, no par value	11,514,950
Exhibit index is on Page 39
Total number of pages: 39

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Net sales	$14,373	$14,066	$46,351		$49,084
Cost of sales	7,057	8,708	24,193		26,132
Gross profit	7,316	5,358	22,158		22,952
Research and development	3,440	3,480	10,482		10,514
Selling, general and administrative	3,113	3,269	9,946		9,226
Total operating expenses	6,553	6,749	20,428		19,740
Income (loss) from operations	763	(1,391)	1,730		3,212
Interest income	331	251	957		737
Other income (expense), net	81	533	273		(170)
Income (loss) before provision for income taxes	1,175	(607)	2,960		3,779
(Benefit from) provision for income taxes	(256)	(703)	242		303
Net income	$1,431	$96	$2,718		$3,476

Net income per share
Basic	$0.12	$0.01	$0.23	$	$ 0.28
Diluted	$0.12	$0.01	$0.23	$	$ 0.28
Shares used in per share computation:
Basic	11,567	12,063	11,782		12,439
Diluted	11,568	12,066	11,783		12,450

Cash dividends paid per share	$1.00	$-	$1.00		$-

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Net income	$1,431	$96	$2,718	$3,476
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net	(27)	136	826	351
Tax benefit (provision) related to other comprehensive income	10	(47)	(289)	(124)
Other comprehensive income (loss), net of tax	(17)	89	537	227
Comprehensive income (loss)	$1,414	$185	$3,255	$3,703

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	December 29, 2012	March 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$16,844	$19,860
Short-term investments	120,034	111,137
Trade accounts receivable, net	5,743	8,021
Inventories	11,427	14,438
Prepaid expenses and other current assets	5,123	6,786
Prepaid income taxes	3,231	3,032
Deferred income taxes	7,450	7,529
Total current assets	169,852	170,803
Long-term investments	13,500	25,900
Property, plant and equipment, net	4,416	4,941
Other assets	818	621
Deferred income taxes, noncurrent	5,291	5,375
Total assets	$193,877	$207,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,916	$1,994
Accrued salaries and employee benefits	12,688	12,434
Other accrued liabilities	818	615
Deferred revenue	2,069	2,560
Income taxes payable	90	23
Total current liabilities	18,581	17,626
Income taxes payable, noncurrent	3,702	4,161
Deferred tax liabilities, noncurrent	127	-
Other accrued liabilities, noncurrent	571	561
Total liabilities	22,981	22,348

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Preferred stock, no par value -- 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 11,516 shares as of December 29, 2012 and 11,992 shares as of March 31, 2012	67,696	68,031
Accumulated other comprehensive loss	(808)	(1,345)
Retained earnings	104,008	118,606
Total shareholders’ equity	170,896	185,292
Total liabilities and shareholders’ equity	$193,877	$207,640

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	December 29,	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,718	$3,476
Non-cash adjustments to net income:
Depreciation and amortization	1,011	1,463
Provision for doubtful accounts and sales returns	211	8
Provision for excess and obsolete inventories	1,530	2,946
Deferred income taxes	(126)	(99)
Stock-based compensation	2,162	2,243
Tax benefit related to stock-based compensation plans	7	6
Unrealized loss (gain) from short-term investments, categorized as trading	(285)	312
Amortization of premium on short-term investments	1,927	2,266
Loss on disposal of property, plant and equipment	-	1
Changes in operating assets and liabilities:
Trade accounts receivable	2,067	1,651
Inventories	1,481	772
Prepaid expenses and other assets	1,466	(2,568)
Prepaid income taxes	(199)	1,088
Trade accounts payable and accrued expenses	1,207	(1,492)
Deferred revenue	(491)	(1,119)
Income taxes payable	(265)	(2,161)
Net cash provided by operating activities	14,421	8,793
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(434)	(778)
Purchases of investments	(80,233)	(129,217)
Sales of investments	27,749	67,181
Maturities and redemptions of investments	55,171	61,418
Net cash provided by (used in) investing activities	2,253	(1,396)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	363	1,380
Stock repurchases	(8,530)	(15,897)
Payments of dividends to shareholders	(11,523)	-
Net cash used in financing activities	(19,690)	(14,517)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,016)	(7,120)

CASH AND CASH EQUIVALENTS:
Beginning of period	19,860	23,962
End of period	$16,844	$16,842

Supplemental cash flow disclosures:
Income taxes paid (refunds received), net	$(717)	$4,600

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. (“Supertex,” the “Company,” “we,” and “us”) and its subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to state fairly the balance sheet as of December 29, 2012; the statements of income for the three and nine months ended December 29, 2012 and December 31, 2011; the statements of comprehensive income for the three and nine months ended December 29, 2012 and December 31, 2011; and the statements of cash flows for the nine months ended December 29, 2012 and December 31, 2011.  The March 31, 2012 balance sheet was derived from the audited financial statements included in the fiscal 2012 Annual Report on Form 10-K, but does not include all disclosures required by GAAP in the United States of America.  All significant intercompany transactions and balances have been eliminated.

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

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and nine months ended December 29, 2012 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2013 will be a 52-week year.  The three months ended December 29, 2012 and December 31, 2011, both consist of thirteen weeks.

Recent Accounting Pronouncements

In June 2011, Financial Accounting Standard Board (“FASB”) issued new authoritative guidance regarding Presentation of Comprehensive Income.  This amendment attempts to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  In order to facilitate convergence with International Financial Reporting Standards (“IFRS”), FASB has decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  Also, this amendment requires that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This amendment is effective for annual periods beginning after December 15, 2011 and interim periods within these years (the fiscal quarter ended June 30, 2012 for the Company) and is applied retrospectively.  On October 21, 2011, the FASB proposed a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt all other requirements contained in the guidance. The adoption of these amended standards

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

affected the presentation of other comprehensive income, as the Company has elected to present two separate but consecutive statements, but did not have an effect on its financial position or results of operations.

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

The Company’s long-term investments consist entirely of auction rate securities (“ARS”) which are collateralized by student loans. Of its two ARS holdings, the credit rating of one with a par value of $12,800,000 was reduced to AA+ by S&P in February 2012 and to A with a negative outlook by Fitch in June 2012,  however, it is still investment grade.  Therefore, the Company has concluded that the decline in fair value of this ARS investment as of December 29, 2012 is temporary. The other ARS investment with a par value of $2,250,000 still holds an AAA and Aaa credit rating. The credit ratings of neither ARS holding have been otherwise downgraded as of or subsequent to December 29, 2012.  Due to the lack of availability of observable

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

market quotes for the Company’s investment portfolio of these ARS, the fair value was estimated based on a discounted cash flow model using Level 3 inputs. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods, and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including but not limited to a liquidity discount of  125 and 150 basis points per year for the current ARS market, and the timing of recovery of the ARS market from three to five years.  The Company concluded that the fair value of those of its ARS which were classified as level 3 assets was $13,500,000 as of December 29, 2012 net of a temporary impairment of $1,550,000 to par value.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 29, 2012 and March 31, 2012,  excluding accrued interest (in thousands):

	December 29, 2012
	Fair value measurements
Assets	Level 1		Level 2		Level 3	Total
Money market funds	$8,722	(1)	$-		$-	$8,722
Municipal bonds	-		57,173		-	57,173
Corporate bonds	-		26,469		-	26,469
Government agency bonds	-		19,705		-	19,705
Certificates of deposits	3,000		4,609		-	7,609
Commercial paper	-		600	(2)	-	600
Equity mutual funds related to NQDCP	9,078		-		-	9,078
Long-term investments in ARS	-		-		13,500	13,500
Total assets at fair value	$20,800		$108,556		$13,500	$142,856

Liabilities
Obligation related to NQDCP	$9,078		$-		$-	$9,078

	March 31, 2012
	Fair value measurements
Assets	Level 1		Level 2		Level 3	Total
Money market funds	$16,453	(1)	$-		$-	$16,453
Municipal bonds	-		32,268		-	32,268
Corporate bonds	-		36,947		-	36,947
Government agency bonds	-		26,010		-	26,010
Certificates of deposits	3,000		4,262		-	7,262
Equity mutual funds related to NQDCP	8,650		-		-	8,650
Long-term investments in ARS	-		-		25,900	25,900
Total assets at fair value	$28,103		$99,487		$25,900	$153,490

Liabilities
Obligation related to NQDCP	$8,650		$-		$-	$8,650

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

_________________________

(1)	Money market funds of $8,722,000 and $16,453,000 were classified as cash equivalents as of December 29, 2012 and March 31, 2012, respectively.
(2)	Commercial paper of $600,000 was classified as cash equivalents as of December 29, 2012.

There were no significant transfers between Level 1, Level 2 and Level 3 during the three and nine months ended December 29, 2012 or December 31, 2011. The following table includes the activity for Auction Rate Securities that are classified as Level 3 of the valuation hierarchy (in thousands):

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Beginning balance of ARS classified as Level 3	$13,700	$28,200	$25,900	$30,200
Total unrealized gains included in other comprehensive income	50	100	600	500
Redemptions of investments in ARS	(250)	(2,300)	(13,000)	(4,700)
Ending balance of ARS classified as Level 3	$13,500	$26,000	$13,500	$26,000

The Company transfers investments into and out of levels within the fair value hierarchy based on the change in circumstances at the end of the fiscal month.

During the nine months ended December 29, 2012, the Company received $13,000,000 relating to ARS with a carrying value at the time of $11,984,000, redeemed at par value. See Note 3 for further discussion of the Company’s ARS.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

Note 3 – Cash and Cash Equivalents and Investments

The Company’s cash equivalents consist primarily of investments in money market funds as follows (in thousands):

	December 29, 2012	March 31, 2012
Cash	$7,522	$3,407
Cash equivalents:
Commercial paper	600	-
Money market funds	8,722	16,453
Total cash and cash equivalents	$16,844	$19,860

The Company’s portfolio of short-term and long-term investments is as follows (in thousands):

	December 29, 2012
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities:
Equity mutual funds related to NQDCP	$9,078	$-	$-	$9,078
Available-for-sale securities:
Municipal bonds	57,107	98	(32)	57,173
Corporate bonds	26,316	162	(9)	26,469
Government agency bonds	19,623	84	(2)	19,705
Certificates of deposits	7,610	3	(4)	7,609
Total short-term investments	$119,734	$347	$(47)	$120,034

Long-term investments:
Available-for sale securities	$15,050	$-	$(1,550)	$13,500

	March 31, 2012
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities
Equity mutual funds related to NQDCP	$8,650	$-	$-	$8,650
Available-for-sale securities:
Municipal bonds	32,250	39	(21)	32,268
Corporate bonds	36,912	68	(33)	36,947
Government agency bonds	25,984	33	(7)	26,010
Certificates of deposits	7,267	4	(9)	7,262
Total short-term investments	$111,063	$144	$(70)	$111,137

Long-term investments:
Available-for sale securities	$28,050	$-	$(2,150)	$25,900

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The Company’s  short-term and long-term investments by contractual maturity are as follows (in thousands):

	December 29, 2012	March 31, 2012
Short-term investment:
Trading securities:
Due in one year or less	$9,078	$8,650
Available-for-sale securities:
Due in 12 months or less	45,807	62,504
Due in 12 to 24 months	20,990	29,903
Due in 24 to 36 months	28,488	2,682
Due in 36 to 49 months	15,671	7,398
Total short-term investments	$120,034	$111,137
Long-term investment:
Available-for-sale securities at fair value:
Due after ten years	$13,500	$25,900
Total long-term investments	$13,500	$25,900

Short-term investments classified as trading securities consisted entirely of investments in mutual funds held by the Company’s Non-Qualified Deferred Compensation Plan (“NQDCP”). Unrealized gains (losses) on trading securities are recorded in the Condensed Consolidated Statement of Income. Unrealized gains on trading securities were $91,000 and $285,000 for the three and nine months ended December 29, 2012 compared to a gain of $411,000 and a loss of $312,000, respectively, for the same periods of the prior fiscal year.

The Company’s available-for-sale portfolio as of December 29, 2012 was comprised of municipal bonds, corporate bonds, government agency bonds, commercial paper, certificates of deposits and ARS. Unrealized gains (losses) on available-for-sale securities are recorded in other comprehensive income as increases (declines) in fair values and are considered to be temporary.

During the three and nine months ended December 29, 2012, the Company disposed of short-term available-for-sale securities totaling $25,259,000 and $69,861,000 at par, compared to $15,555,000 and $123,846,000 for the same periods of the prior fiscal year.  The realized gains and losses of these transactions were immaterial.

The Company’s two ARS have contractual maturities of 24 and 28 years. They are in the form of auction rate bonds whose interest rates had historically been reset every thirty-five days through an auction process. At the end of each reset period, investors could sell or continue to hold the securities at par. These ARS held by the Company are backed by pools of student loans and are primarily guaranteed by the U.S. Department of Education, although the credit rating of one ARS with a par value of $12,800,000 was reduced to AA+ by S&P in February 2012 and to A with a negative outlook by Fitch in June 2012.

ARS with a par value of $15,050,000, whose carrying value was $13,500,000,  were classified as non-current assets and were presented as long-term investments on the Company’s balance sheet as of December 29, 2012.

The Company has concluded that the decline in fair value of the ARS investments as of December 29, 2012 is considered to be temporary in part due to the following:

•	these investments are of investment grade credit quality and a significant portion of them are collateralized and are guaranteed by the U.S. Department of Education;

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

•	as of December 29, 2012, there have been no defaults on the ARS held by the Company;
•

of the two ARS holdings, the credit rating of one with a par value of $12,800,000 was reduced to AA+ by S&P in February 2012 and to A with a negative outlook by Fitch in June 2012, however, it is still investment grade. The other ARS investment still holds a AAA and Aaa credit rating, and the credit ratings of neither holding has been downgraded as of or subsequent to December 29, 2012.

•	the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs or they are redeemed at par value; and
•

to the extent the Company’s ARS have been redeemed, they were redeemed at par value. The Company received ARS redemptions of $4,700,000, $36,450,000 and $19,250,000, all at par value in fiscal years 2012, 2011 and 2010, respectively. Additionally, during the nine months ended December 29, 2012,  two of its ARS were fully or partially redeemed at par value for $13,000,000.

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

During the quarter ended December 29, 2012 the Company loaned $300,000 under a convertible promissory note to a private startup company developing products based on new technology. This private startup company uses the Company's ICs for its prototype systems. Sales to date have not been material for the Company.  This loan was recorded as a long term asset as of December 29, 2012. This unsecured loan accrues at a 5% annual interest rate with principle and interest convertible to preferred stock at a discount and matures on December 31, 2013.  The conversion feature is automatic if the private company raises $4,000,000 of additional capital. Alternatively, if the private company raises $2,000,000 in a preferred stock financing from one or more third parties by March 31, 2013, the Company agreed to invest an additional $1,700,000 in that startup company's preferred stock in which case the note would be automatically converted into such stock at a discount.

Note 4 – Inventories

The Company’s inventories consist of high technology semiconductor devices that are specialized in nature, subject to rapid technological obsolescence, and sold in a highly competitive industry.  Inventory balances at the end of each period are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value.

Inventories consist of (in thousands):

	December 29, 2012	March 31, 2012
Raw materials	$498	$936
Work-in-process	8,170	8,221
Finished goods	1,867	4,195
Finished goods at distributors and on consignment	892	1,086
Total Inventories	$11,427	$14,438

The Company wrote down excess and obsolete inventory totaling $776,000 and $1,530,000 for the three and nine months ended December 29, 2012 compared to $1,471,000 and  $2,946,000, respectively, for the same periods of the prior fiscal year. The Company sold previously written-down inventory of $394,000 and

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

$1,158,000 for the three and nine months ended December 29, 2012, respectively.  For the same periods of the prior fiscal year, such sales were $231,000 and $775,000, respectively.

Note 5  – Accumulated Other Comprehensive Loss

As of December 29, 2012, the total unrealized loss on available-for-sale investments amounted to $1,250,000, which was recorded in accumulated other comprehensive loss, net of tax of $442,000,  or $808,000. As of December 31, 2011, the total unrealized loss on available-for-sale investments amounted to $2,245,000, which was recorded in accumulated other comprehensive loss, net of tax of $789,000,  or $1,456,000.

Note 6 - Stock-Based Compensation

The stock-based compensation expense for the three and nine months ended December 29, 2012 was $648,000 and $2,162,000, compared to $821,000 and $2,243,000, respectively, for the same periods of the prior fiscal year.

The Company granted options to employees with an estimated grant date fair value of $57,000 and $295,000 for the three and nine months ended December 29, 2012, respectively. For the three and nine months ended December 31, 2011, the Company granted options with an estimated grant date fair value of $348,000 and $2,924,000, respectively. As of December 29, 2012, the unrecorded stock-based compensation related to stock options was $3,752,000 (net of estimated forfeitures) and will be recognized over an estimated weighted average amortization period of approximately 1.7 years.

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

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The following table summarizes the activities under the 2001 and 2009 Plans for the nine months ended December 29, 2012:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, March 31, 2012	677,429	1,677,962	$26.49
Granted	(72,400)	72,400	17.40
Exercised	-	(14,320)	17.39
Canceled	82,122	(82,122)	27.68
Balance, December 29, 2012	687,151	1,653,920	$26.11

The weighted average fair value of options, as determined under the authoritative guidance for stock compensation, granted to employees and directors under the 2009 Plan during the three and nine months ended December 29, 2012 were $6.67 and $6.97 per share, respectively, compared to $6.70 and $7.89 per share, respectively for the three and nine months ended December 31, 2011. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the three and nine months ended December 29, 2012 was zero and $26,000, respectively.  During the three and nine months ended December 29, 2012, the amount of cash received from employees as a result of employee stock option exercises was zero and $249,000, respectively.

The options outstanding and exercisable as of December 29, 2012, under the 2001 and 2009 Plans are in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$17.29	-	$19.99	312,500	8.94	$18.88	40,280	$18.96
20.00	-	24.99	589,960	6.75	21.38	343,996	21.16
25.00	-	29.99	290,400	6.10	26.94	203,872	26.96
30.00	-	34.99	233,060	1.96	33.77	233,060	33.77
35.00	-	39.99	89,300	4.46	35.83	89,300	35.83
40.00	-	44.99	120,700	0.86	40.85	120,700	40.85
45.00	-	46.92	18,000	0.82	46.92	18,000	46.92
$17.29	-	$46.92	1,653,920	5.76	$26.11	1,049,208	$28.96

Options outstanding and options exercisable under the option plans both had a total intrinsic value of zero, as of December 29, 2012.

2000 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. For the three and nine months ended December 29, 2012, the amounts of cash received from employees as a result of ESPP

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

purchases was $50,000 and $113,000 compared to $70,000 and $159,000, respectively, for the same periods of the prior fiscal year.

Note 7 – Income Taxes

The income tax benefit for the three months ended December 29, 2012 was $256,000 on income before tax of $1,175,000 at the effective tax benefit rate of 22% compared to a tax benefit of $703,000 on loss before tax of $607,000 at the effective tax benefit rate of 116% in the third quarter of the prior fiscal year.

Compared to the same quarter last year, the tax benefit was less as the Company generated a pretax profit this quarter compared to a pretax loss last year. This difference was partially offset by a greater benefit of $538,000 compared to $263,000 for the same period last year due to the expiration of the statute of limitations on uncertain tax positions.

The provision for income taxes for the nine months ended December 29, 2012 was $242,000 on income before tax of $2,960,000 at the effective tax rate of 8% compared to $303,000 on income before tax of $3,779,000 at the effective tax rate of 8% for the same period of the prior fiscal year.

The year-over-year estimated effective tax rate for the two nine-month periods was the same as the increased benefit of the expiration of the statute of limitations on uncertain positions in this fiscal year was offset by a greater effect last year of income being generated by the Company's Hong Kong entity which has a different tax rate.

On January 2, 2013, the US President signed into law the American Taxpayer Relief Act of 2012 (“Taxpayer Relief Act”). The Taxpayer Relief Act retroactively extended the research and development tax credit for a two-year period beginning January 1, 2012 through December 31, 2013. The research and development credit had previously expired effective December 31, 2011.

The effects of changes in tax laws are recognized in the period the new legislation is enacted.  The reinstatement of an expired provision in a later period, even if retroactive, requires entities to wait until the date of enactment before factoring the effects of the legislation into its financial statements. The Company will reflect the benefit of the reinstated research and development tax credit next quarter. The Company currently estimates that the reinstatement of the credit will reduce its tax provision for fiscal 2013 by approximately $500,000,  which will be recognized through a combination of a one-time catch-up adjustment for the impact related to the prior year and the inclusion of the current year credit into the fiscal 2013 effective tax rate.

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

During the nine months ended December 29, 2012,  the liability for uncertain income tax positions excluding accrued interest and penalties decreased from $3,661,000 to $3,306,000. Of the total $3,306,000 of unrecognized tax benefits, $2,410,000 represents the amount that, if recognized, would favorably affect the Company’s effective income tax rate in a future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of December 29, 2012, the Company had approximately $459,000 accrued for estimated interest and $158,000 for estimated penalties related to uncertain tax positions. For the nine months ended December 29, 2012, the Company recorded estimated interest reduction of $35,000 and estimated penalties of $6,000.

The balance of unrecognized income tax benefits, including accrued interest and accrued penalties on December 29, 2012, was approximately $1,279,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

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

A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
BASIC:
Net income	$1,431	$96	$2,718	$3,476
Weighted average shares outstanding for the period	11,567	12,063	11,782	12,439
Net income per share	$0.12	$0.01	$0.23	$0.28

DILUTED:
Net income	$1,431	$96	$2,718	$3,476
Weighted average shares outstanding for the period	11,567	12,063	11,782	12,439
Effect of dilutive securities: stock options and ESPP	1	3	1	11
Total	11,568	12,066	11,783	12,450
Net income per share	$0.12	$0.01	$0.23	$0.28

Options to purchase 1,675,403 shares of the Company’s common stock at an average price of $26.20 per share, and 1,660,645 shares at an average price of $26.42 for the three and nine months ended December 29, 2012, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

For the three and nine months ended December 31, 2011, options to purchase 1,652,846 shares of the Company’s common stock at an average price of $26.66 per share, and 1,512,980 shares at an average price of $27.36 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

Product Return Reserve

The Company’s standard policy is to accept the return of defective parts for credit from non-distributor customers for a period of 90 days from date of shipment. This period may be extended in certain cases. The Company records estimated product returns as a reduction to revenue in the same period as the related revenues are recorded. These estimates are based on historical experience, analysis of outstanding returned material authorizations and allowance authorizations data.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The reductions to revenue for estimated product returns for the three and nine months ended December 29, 2012 and December 31, 2011 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge	Deductions and Other(1)	Balance at End of Period
Three months ended December 29, 2012	$214	$9	$(18)	$205
Three months ended December 31, 2011	$189	$3	$(20)	$172
Nine months ended December 29, 2012	$213	$229	$(237)	$205
Nine months ended December 31, 2011	$234	$19	$(81)	$172

___________________

(1) Represents amounts charged to the allowance for sales returns.

Warranty Reserve

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

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses and is recorded as cost of sales. The warranty reserve was $52,000 as of December 29, 2012. Such amount was $45,000 as of March 31, 2012.

Operating Lease Obligations

The Company’s future minimum lease payments under non-cancelable operating leases as of December 29, 2012 are as follows (in thousands):

Payment Due by Fiscal Year	Operating Lease
2013 (remainder of fiscal year)	$238
2014	908
2015	853
2016	784
2017	55
$2,838

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense net of sublease income for the three and nine months ended December 29, 2012 amounted to $254,000 and $815,000 compared to rental expense of $262,000 and $808,000 for the same periods of last fiscal year.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

Note 10 – Common Stock Repurchase and Special Dividend

Common Stock Repurchase

Stock repurchase activities for the three and nine months ended December 29, 2012 and December 31, 2011 are as follows:

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Number of shares repurchased	95,000	118,000	497,000	832,000
Cost of shares repurchased	$1,663,000	$2,077,000	$8,659,000	$15,897,000
Average price per share	$17.57	$17.61	$17.42	$19.11

In January 2011, the Board of Directors designated $60,000,000 of its cash, cash equivalents and investments for a major stock repurchase during the period from January 2011 through March 2013, and accordingly, increased the Company’s share repurchase program from approximately 556,000 shares to 2,500,000 shares. The amended repurchase program has no expiration date except when an aggregate of 2,500,000 shares have been repurchased, either in the open market or through private transactions. Under this program, cumulatively the Company had repurchased approximately 1,671,000 shares for $32,065,000 as of December 29, 2012.

Since the inception of the Company’s initial share repurchase program in 1992 through December 29, 2012, the Company has repurchased a total of approximately 4,015,000 shares of the common stock for an aggregate cost of $68,616,000 under its share repurchase programs. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of December 29, 2012, there were approximately 829,000 shares authorized for future repurchase under the Company’s current repurchase program.

Subsequent to December 29, 2012, the Company has repurchased an additional 800 shares for approximately $14,000 as of February 5, 2013.

Special Dividend

During the three months ended December 29, 2012, the Board of Directors declared and paid a special dividend of $1.00 per share of the Company's outstanding common stock, totaling $11,523,000.

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

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The Company’s principal markets are in Asia, the United States, and Europe.  Below is a summary of sales by major geographic area for the three and nine months ended December 29, 2012 and December 31, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
Net Sales	2012	2011	2012	2011
United States	$4,190	$5,310	$13,739	$16,881
China	4,137	3,358	12,790	12,440
Korea	2,073	1,369	5,393	3,198
Singapore	1,560	1,662	4,863	6,863
Europe	1,456	1,221	4,762	4,633
Asia (excluding China, Korea, Japan & Singapore)	474	458	1,313	1,602
Japan	465	624	3,197	3,216
Other	18	64	294	251
Net Sales	$14,373	$14,066	$46,351	$49,084

Net property, plant and equipment by country as of December 29, 2012 and March 31, 2012 are as follows (in thousands):

	December 29, 2012	March 31, 2012
United States	$3,514	$4,019
Hong Kong	902	922
Property, plant and equipment, net	$4,416	$4,941

Note 12 – Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representatives and distributors. Revenue from sales to distributors and the related cost of sales are recognized only upon resale to end-user customers, which is on a sell-through basis.

A major medical equipment company accounted for approximately 13% of net sales for the three months ended December 29, 2012. For the nine months ended December 29, 2012, this medical equipment company and one distributor accounted for approximately  12%  and 11%  of net sales, respectively. Nearly all of the sales to the medical equipment company were through distributors and contract manufacturers. None of the sales attributed to the significant company distributor were included in the sales attributed to the medical equipment company. This medical equipment company also accounted for approximately 11% of net sales for both the three and nine months ended December 31, 2011, respectively.

There were no other customers that the Company believes accounted for more than 10% of the Company’s net sales for the three and nine months ended December 29, 2012 and December 31, 2011.

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

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates," and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectations that through the introduction of our new integrated solutions along with our discrete building block product offerings, we will continue to be a major player in the medical ultrasound market and that  sales of our medical ultrasound products will increase approximately $0.5 million in the fourth quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013 primarily from sales of our new advanced analog switches; (2) our belief that there are significant growth opportunities for the medical ultrasound market in China, Korea and India; (3) our belief that sales of LED driver ICs for general lighting and backlighting will grow as they are designed in new lighting applications and that such sales will increase approximately $1.5 million in the fourth quarter of fiscal 2014 compared to that of fiscal 2013, primarily from sales of our new products; (4) our expectation of sales of printer head drivers increasing by $1.0 million in the fourth quarter of fiscal 2014 compared to that of 2013, not taking into account sales of drivers for the OLED equipment application; (5) our belief that R&D expenses as a percentage of net sales may fluctuate from quarter to quarter; (6) our belief that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months; (7) our belief that we have substantial production capacity in place to handle our forecasted business in fiscal 2013 and 2014; (8) our belief that the credit quality of the auction-rate securities (“ARS”) we hold is high and our expectation that we will receive the full principal associated with these ARS; (9) our belief that the auction failures  of our ARS will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements; (10) our belief that the estimated range of fair values of our ARS is appropriate; (11) our lack of intention to sell our ARS securities below par value and our view that it is more likely than not that we will not be required to sell our ARS securities until their value returns to par; (12) our belief that the declines in our ARS fair values due to the lack of liquidity are temporary and the credit risk of default or not redeeming at par is very low; (13) our belief that the credit rating of  our ARS would remain relatively high following any decline in the credit rating of U.S. government obligations; (14) our belief that our exposure to foreign currency risk is relatively small; (15) our expectation to spend approximately $1,000,000 for capital acquisitions in 2013, of which we have spent $434,000 for the first nine months of the fiscal year; and (16) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows.

These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties include material adverse changes in the demand for our customer’s products in which the Company’s products are used; that competition to supply semiconductor devices in the markets in which the Company competes increases and causes price erosion; that demand does not materialize and increase for recently released customer products incorporating the Company’s products; that we have delays in developing and releasing into production our planned new products; that there could be unexpected manufacturing issues as production ramps up; that the demand for the Company’s products or results of its product development changes such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; that some of the Company’s equipment will be unexpectedly damaged or become obsolete, thereby requiring replacement; and that Federal deficit issues will not result in substantial reductions to the credit rating of U.S. government obligations which in turn would materially affect our auction rate securities; as well as those described in "Factors Which May Affect Operating Results" under Item 1A of Part I , “Risk Factors” in the Company’s  annual report on Form 10-K for the fiscal year ended March 31, 2012, as supplemented by the risk factor contained in Part II, Section 1A of this Form 10-Q. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.  Accordingly, the readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

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

Overview

We design, develop, manufacture, and market integrated circuits (“ICs”) and application specific discrete DMOS transistors, utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  We are an industry leader in certain high voltage ICs (HVCMOS and HVBiCMOS) which take advantage of the best features of CMOS, bipolar and DMOS technologies and integrate them into the same IC.  These ICs are used for medical ultrasound imaging, LED backlighting for LCD TVs and computer monitors, LED general lighting, telecommunications, printer, flat panel display, industrial and consumer product industries. We also offer custom design and production of application specific ICs as well as custom processing services using customer-owned designs and mask tooling with our process technologies. Our current growth strategy relies on our ability to continuously and successfully introduce and market new innovative products that meet our customers’ requirements.

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

Net sales for the three and nine months ended December 29, 2012 were $14,373,000 and $46,351,000, a 2% increase and a 6% decrease, compared to $14,066,000 and $49,084,000, respectively, for the same periods of the prior fiscal year. The year-over-year quarterly increase was primarily due to higher shipments of our analog switches for medical ultrasound products, LED driver ICs for backlighting a high end computer monitor and for general lighting products, optical MEMS drivers, and custom processing services, partially offset by decreased shipments of a military application and various industrial and other products. For the year-over-year nine-month comparison, the reduction in sales resulted primarily from decreased shipments of a military application, softer overall demand for various industrial products and medical ultrasound products as well as reduction in sales of a custom pulser IC, partially offset by higher sales of high voltage amplifier ICs for optical MEMS applications, drivers for a new OLED manufacturing application, and custom processing services.

The table below shows our estimate of the breakdown of net sales by end market for the three and nine months ended December 29, 2012 and December 31, 2011, and three months ended September 29, 2012, as well as year-over-year and sequential percentage changes (in thousands except percentages):

	Three Months Ended					Nine Months Ended
	December 29,	September 29,	December 31,	Sequential	Year-Over-Year	December 29,	December 31,	Year-Over-Year
	2012	2012	2011	Change	Change	2012	2011	Change
Medical Electronics	$6,240	$6,733	$5,426	-7%	15%	$18,465	$19,380	-5%
EL/Printers	2,501	3,263	3,209	-23%	-22%	10,948	12,025	-9%
Industrial/Other	2,304	2,152	2,603	7%	-11%	6,894	9,215	-25%
LED Lighting	1,998	2,251	1,597	-11%	25%	5,598	5,070	10%
Telecom	1,330	1,520	1,231	-13%	8%	4,446	3,394	31%
Net Sales	$14,373	$15,919	$14,066	-10%	2%	$46,351	$49,084	-6%

	Three Months Ended			Nine Months Ended
	December 29,	September 29,	December 31,	December 29,	December 31,
Net Sales	2012	2012	2011	2012	2011
Medical Electronics	44%	42%	39%	40%	40%
EL/Printers	17%	20%	23%	24%	25%
Industrial/Other	16%	14%	18%	15%	19%
LED Lighting	14%	14%	11%	12%	10%
Telecom	9%	10%	9%	9%	6%
Net Sales	100%	100%	100%	100%	100%

Our medical electronics product family, primarily for ultrasound imaging, accounted for the largest sales of all of our five target markets for the three months ended December 29, 2012, September 29, 2012 and December 31, 2011. Sales to this market for the three months ended December 29, 2012 increased 15% compared to the same period last fiscal year due to higher shipments of our analog switches and custom processing services. For the nine months ended December 29, 2012, sales decreased 5% resulting from reduced shipments of both our analog switches due to lower overall market demand and our high voltage pulser ICs  due to a reduction in sales of a custom product, partially offset by higher custom processing services sales. Medical electronics product sales declined 7% compared to the prior quarter due to normal seasonality demand.

Sales to this market for the past nine quarters have been characterized by alternating quarters of significantly increased or decreased sales sequentially, with the exception of the second quarter of fiscal 2012. Sales in the third quarter of fiscal 2013 were less affected by the normal December quarter seasonality dip than that of the same quarter last fiscal year.  However, we expect this seasonal sales dip to continue into our fourth fiscal quarter this year. By the fourth quarter of fiscal 2014, we expect sales of our medical ultrasound products to increase approximately $0.5 million compared to the fourth quarter of fiscal 2013 primarily from sales of our new advanced analog switches.

In recent years, the overall ultrasound market has been shifting from big console and cart-wheel console systems to transportable and hand-held ultrasound imaging units, which has driven the ultrasound imaging market growth along with product upgrades for cart-wheel consoles and large stationary systems.  Because of space and power constraints in transportable and handheld units, there are more requirements for integration, and with our high voltage IC technology we have been among the most qualified to support these requirements. Geographically, the ultrasound imaging equipment market is expanding very rapidly in China, Korea and India.  Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and manufacturers of medical ultrasound imaging machines to whom we have sold our products successfully. These OEMs continue to grow and develop new machines although most of them have moved their operations to China, Korea and India to reduce cost. Today we see significant opportunities with the Chinese and Korean medical ultrasound imaging machine companies as well as the operations of OEM companies located in these countries and India. We are expanding our product development activities and product offerings to capitalize on these exciting market growth opportunities.  Through the introduction of our new integrated solutions complemented by our discrete transistor and array building block product offerings, we believe we will continue to be a major player in this business.

Sales of our product offerings for the EL/Printers market, which consist of EL inverter ICs, printer head ICs, flat panel display ICs and custom processing services, for the three and nine months ended December 29, 2012 were lower compared to the same periods in the last fiscal year, decreasing 22% and 9%, respectively.  The quarterly sales reduction was due primarily to lower shipments of ICs for a military display application. For the nine months comparison, the decline was due to the same reason and from lower sales of EL inverters, partially offset by sales of drivers for a new OLED manufacturing application. Sales of these drivers for OLED application prototype equipment occurred from the fourth quarter of fiscal 2012 through the second quarter of fiscal 2013. As these prototype machines had been built, our driver shipments discontinued prior to our third fiscal quarter while our customer used this equipment to develop a 50+ inch UltraHD 4K OLED TV which was displayed at the 2013 Consumer Electronics Show in Las Vegas. Our customer is currently assessing the market for volume production. This is the primary reason for the sequential quarter reduction of 23%. We expect sales of our high voltage printer head drivers to increase by approximately $1.0 million in the fourth fiscal quarter of 2014 compared to the fourth fiscal quarter of this fiscal year, not taking into account sales of drivers for the OLED equipment application.

Sales in the industrial and other markets for the three and nine months ended December 29, 2012 decreased 11% and 25%, respectively, when compared to the same periods in the prior fiscal year and increased 7% sequentially. The year-over-year quarterly reduction was due to reduced sales of legacy products for diverse applications, and the nine month reduction resulted from the same reason and reduced sales of products for an ATE application, partially offset by increased custom processing services sales. The sequential increase resulted from higher custom processing services.

The year-over-year quarterly and year-to-date sales increases of LED driver ICs of 25% and 10% respectively, resulted primarily from sales to a high-end computer monitor backlighting application. The sequential reduction in sales of 11% was primarily due to a push-out of orders from that high end monitor customer. We believe that sales of LED driver ICs for general lighting and backlighting will grow as our new products are being designed into new applications. By the fourth fiscal quarter of 2014, we expect sales of our LED drivers for backlighting and general lighting to grow by approximately $1.5 million compared to the fourth fiscal quarter of this year primarily from sales of our new products.

Sales to the telecom market for the three and nine months ended December 29, 2012 increased 8% and 31%, respectively, compared to the same periods of the prior fiscal year. These increases were due to higher shipments of high voltage amplifier ICs for optical MEMS applications. Sequentially, sales to the telecom market decreased 13% due to lower sales of legacy ICs for various applications.

Another potential source for some of our expected approximately $3 million sales growth from the fourth fiscal quarter of 2013 to the fourth fiscal quarter of 2014 is custom products for applications such as mobile phone remote control, audio, and OLED manufacturing.

Our principal markets are in Asia, the U.S., and Europe.  Sales by geographic regions as well as year-over-year and sequential percentage changes were as follows, where international sales include sales to U.S. based customers if the products are delivered to their contract manufacturers outside the U.S. (in thousands except percentages):

	Three Months Ended					Nine Months Ended
	December 29,	September 29,	December 31,	Sequential	Year-Over-Year	December 29,	December 31,	Year-Over-Year
	2012	2012	2011	Change	Change	2012	2011	Change
United States	$4,190	$4,170	$5,310	0%	-21%	$13,739	$16,881	-19%
China	4,137	4,815	3,358	-14%	23%	12,790	12,440	3%
Korea	2,073	1,816	1,369	14%	51%	5,393	3,198	69%
Singapore	1,560	1,291	1,662	21%	-6%	4,863	6,863	-29%
Europe	1,456	1,563	1,221	-7%	19%	4,762	4,633	3%
Asia (excluding China, Korea, Japan & Singapore)	474	418	458	13%	3%	1,313	1,602	-18%
Japan	465	1,730	624	-73%	-25%	3,197	3,216	-1%
Other	18	116	64	-84%	-72%	294	251	17%
Net Sales	$14,373	$15,919	$14,066	-10%	2%	$46,351	$49,084	-6%

International Sales	$10,183	$11,749	$8,756	-13%	16%	$32,612	$32,203	1%
Domestic Sales	4,190	4,170	5,310	0%	-21%	13,739	16,881	-19%
Net Sales	$14,373	$15,919	$14,066	-10%	2%	$46,351	$49,084	-6%

Total net sales to international customers for the three and nine months ended December 29, 2012 compared to the same periods last year increased 16% and 1%, respectively. The year-over-year quarterly increase resulted from higher sales of medical ultrasound products and from LED drivers for general lighting and for backlighting. Compared to the prior quarter, total net sales to international customers decreased 13% primarily due to lower sales of our high voltage pulser ICs and chipsets for medical ultrasound products due to seasonality and a custom application, lower sales of drivers for an OLED manufacturing application, and lower sales of LED driver ICs for backlighting due to order push-outs to the following quarter.

Total net sales to domestic customers for the three and nine months ended December 29, 2012 decreased 21% and 19%, respectively, compared to the same periods of the prior fiscal year primarily due to reduced sales for a military application as well as certain industrial and telecom applications, partially offset by higher sales of high voltage amplifier ICs for optical MEMS applications, drivers for a new OLED manufacturing application, and custom processing services. Domestic sales were flat sequentially.

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

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 29,	September 29,	December 31,	December 29,	December 31,
Net Sales	2012	2012	2011	2012	2011
Gross Margin Percentage	51%	46%	38%	48%	47%
Included in Gross Margin Percentage Above:
Gross Margin Benefit from Sales of Previously Written Down Inventory	$394	$419	$231	$1,158	$775
Percentage of Net Sales	3%	3%	2%	2%	2%

Gross profit for the three and nine months ended December 29, 2012 was $7,316,000 and $22,158,000 compared to $5,358,000 and $22,952,000, respectively, for the same periods of the prior fiscal year. As a percentage of net sales, gross margin was 51% and 48% for the three and nine months ended December 29, 2012, respectively, compared to 38% and 47% for the same periods of the prior fiscal year. The year-over-year quarterly increases in gross profit and gross margin were primarily attributable to decreased charges for excess and obsolete inventory due to reduced inventory balances, lower unit costs, and increased sales of previously written down inventory, partially offset by lower average selling prices in certain products and slightly unfavorable sales mix.

For the nine month period gross profit was lower due to lower sales, while gross margin was slightly higher due to decreased charges for excess and obsolete inventory due to reduced inventory balances, partially offset by higher unit costs in the first half of fiscal 2013.

Gross profit for the three months ended December 29, 2012 was flat sequentially while sequential gross margin increased by five percentage points. This resulted primarily from lower unit costs of goods sold due to higher wafer fab capacity utilization in the preceding two quarters compared to that of the second fiscal quarter, as wafer starts have increased.

We wrote down excess and obsolete inventory totaling $776,000 and $1,530,000, respectively, for the three and nine months ended December 29, 2012 compared to $1,471,000 and $2,946,000 for the same periods of the prior fiscal year and $598,000 for the three months ended September 29, 2012.  We sold previously written-down inventory of $394,000 and $1,158,000 for the three and nine months ended December 29, 2012, respectively as compared to $231,000 and $775,000 for the same periods of the prior fiscal year, respectively.

Research and Development (“R&D”) Expenses

R&D expenses include payroll and benefits, development costs, and depreciation. We expense prototype wafers and mask sets related to new product development as R&D expenses.

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 29,	September 29,	December 31,	Sequential	Year-Over-Year	December 29,	December 31,	Year-Over-Year
	2012	2012	2011	Change	Change	2012	2011	Change
R&D Expenses	$3,440	$3,556	$3,480	-3%	-1%	$10,482	$10,514	0%
Percentage of Net Sales	24%	22%	25%			23%	21%

Quarterly R&D expense was nearly flat with the same quarter last year primarily due to increased experimental wafers for new product development of $131,000 offset by decreased expense of $150,000 related to our Non-Qualified Deferred Compensation Plan (“NQDCP”) due to a lesser increase of the NQDCP assets fair market value compared to last year.  An increase or decrease in the fair value of our NQDCP assets corresponds to an increase or decrease in the NQDCP liability. To recognize the increase or decrease in the NQDCP assets, we record the difference in fair value to other income (expense) net. Correspondingly, to recognize the increase or decrease in the NQDCP liability, we record the difference to other benefits expense, as the investments are beneficially owned by R&D employees.

The year-to-date R&D expense compared to the prior year corresponding period was also nearly flat resulting from a combination of variances, including increased experimental wafers for new product development of $398,000, a greater increase of the NQDCP assets of $213,000 related to the change in fair market value of investments held by our NQDCP, and higher employee stock compensation expense of $101,000, which were offset by  reduced engineering supplies cost of $537,000 and reduced payroll cost of $204,000. The sequential decrease of $116,000 was primarily due to decreased experimental wafers for new product development of $229,000 and lower compensation expense of $114,000, partially offset by increased engineering supplies of $87,000.

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

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 29,	September 29,	December 31,	Sequential	Year-Over-Year	December 29,	December 31,	Year-Over-Year
	2012	2012	2011	Change	Change	2012	2011	Change
SG&A Expenses	$3,113	$3,449	$3,269	-10%	-5%	$9,946	$9,226	8%
Percentage of Net Sales	22%	22%	23%			21%	19%

The year-over-year quarterly decrease of $156,000 was primarily due to a lesser increase in fair market value of investments held by our NQDCP by $117,000 and lower employee stock compensation expense of $100,000, partially offset by higher salesmen bonus of $96,000. The nine months year-to-date SG&A expenses were higher year-over-year by $720,000, primarily due to increased compensation expense of $300,000 resulting from an increase in the NQDCP assets compared to a decrease last year, higher consultant expense of $220,000, and increased sales incentives costs of $149,000. The sequential quarterly decrease of $336,000 resulted primarily from lower sales incentives expense of $105,000, lower employee stock compensation expense of $86,000, and a lesser increase in fair market value of investments held by our NQDCP of $70,000.

Interest Income and Other Income (Expense), Net

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 29,	September 29,	December 31,	Sequential	Year-Over-Year	December 29,	December 31,	Year-Over-Year
	2012	2012	2011	Change	Change	2012	2011	Change
Interest Income	$331	$325	$251	2%	32%	$957	$737	30%
Other Income (Expense), Net	81	291	533	-72%	-85%	273	(170)	261%
Total Interest and Other Income (Expense), Net	$412	$616	$784	-33%	-47%	$1,230	$567	117%
Percentage of Net Sales	3%	4%	6%			3%	1%

Interest income consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments. For the three and nine months ended December 29, 2012, interest income increased $80,000 and $220,000, respectively, compared to the same periods of the prior fiscal year. This resulted from higher investment yields from bonds with slightly longer maturity. Sequentially, interest income was essentially flat.

Other income (expense), net, consists of changes in the fair market value of investments held by our NQDCP, sales of fixed assets, foreign exchange gains and losses and other miscellaneous income and expense items. Other income (expense), net decreased $452,000 for three months ended December 29, 2012 versus December 31, 2011, primarily due to a lesser increase in the fair market value of investments held by our NQDCP. For the nine month period ended December 29, 2012 versus December 31, 2011, other income (expense), net increased

$443,000 due to an increase in the fair value of investments held by our NQDCP compared to a decrease last year. The sequential quarterly decrease of $210,000 was also due to a lesser increase in fair value of NQDCP investments by $91,000 versus an increase of $291,000 in the prior quarter.

Provision for Income Taxes

The income tax benefit for the three months ended December 29, 2012 was $256,000 on income before tax of $1,175,000 at the effective tax benefit rate of 22% compared to a provision for income taxes of $269,000 on profit before tax of $959,000 at the effective tax rate of 28% in prior quarter and a tax benefit of $703,000 on loss before tax of $607,000 at the effective tax benefit rate of 116% in the third quarter of the prior fiscal year.

Due to an expiration of the statute of limitations on an uncertain tax position, we recorded a tax benefit of $538,000 in the third quarter of fiscal 2013 which accounted for the major difference compared to the tax provision recorded last quarter. Compared to the same quarter last year, the tax benefit was lower as we generated a pretax profit this quarter compared to a pretax loss in the same quarter last year. This difference was partially offset by a greater benefit of $275,000 from the expiration of the statute of limitations on uncertain tax positions.

The provision for income taxes for the nine months ended December 29, 2012 was $242,000 on income before tax of $2,960,000 at the effective tax rate of 8% compared to $303,000 on income before tax of $3,779,000 at the effective tax rate of 8% for the same period of the prior fiscal year.  The year-over-year estimated effective tax rate for the two nine-month periods was unchanged as the increased benefit of the expiration of the statute of limitations on uncertain positions in this fiscal year was offset by a greater effect last year of income being generated by our Hong Kong entity which has a different tax rate.

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

Financial Condition

Overview

Our principal sources of liquidity are cash and cash equivalents and cash flow generated from operations.  Our cash and cash equivalents are comprised of bank deposits, certificates of deposits and money market investments with financial institutions and can be withdrawn at any point of time without prior notice or penalty. We also invest surplus cash in short term investments which can be withdrawn with short notice and minimal realized gain or loss. Our cash and cash equivalents balances as of December 29, 2012 and March 31, 2012 were $16,844,000 and $19,860,000 respectively. Our short term investment balances for the same periods were $120,034,000 and $111,137,000, respectively. The increase in short term investments was primarily due to redemption at par value of our long term investments of auction rate securities ("ARS"). Correspondingly, our long-term investments were $13,500,000 and $25,900,000.

Working capital is defined as current assets less current liabilities. As of December 29, 2012, working capital balance was $151,271,000 compared to $153,177,000 as of March 31, 2012, a decrease of $1,906,000.  The decrease was primarily due to payment of a special dividend and stock repurchases, which were partially offset by redemptions of ARS at par value and net income plus non-cash expenses.

The principal use of our liquidity has been our stock repurchase program and distribution of a special dividend.  Since we announced the twenty-six month $60 million stock repurchase program at the end of January 2011, as of December 29, 2012, we have repurchased approximately 1,671,000 shares for $32,100,000. During the nine-month period ended December 29, 2012, we repurchased approximately 497,000 shares for $8,659,000, and in December 2012 we paid a special dividend of $11,523,000 to our  shareholders.

Liquidity and Capital Resources

 In summary, our cash flows are as follows (in thousands):

	Nine Months Ended
	December 29, 2012	December 31, 2011
Net cash provided by operating activities	$14,421	$8,793
Net cash provided by (used in) investing activities	2,253	(1,396)
Net cash used in financing activities	(19,690)	(14,517)
Net decrease in cash and cash equivalents	$(3,016)	$(7,120)

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. For the nine months ended December 29, 2012, net cash provided by operating activities was $14,421,000 compared to $8,793,000 for the same period of the prior fiscal year. The increase of $5,628,000 resulted from increased changes in assets and liabilities of $9,095,000 which was partially offset by the reduction of net income after adjusting non-cash activities by $3,467,000. The non-cash adjustments in the first nine months of fiscal 2013 were $2,709,000 lower than those of the same period of last fiscal year primarily due to a decrease of $1,416,000 in the provision for excess and obsolete inventory due to reduced on-hand inventories and a $597,000 decrease resulting from an unrealized gain from short-term investments categorized as trading compared to an unrealized loss in the same period of last fiscal year relating to our NQDCP. Further, amortization of premium on short term investments and depreciation were also lower by $791,000 in the current period compared to same period last year. These decreases were partially offset by an increase in allowance for sales returns. The primary reasons for the increase in cash due to changes in assets and liabilities were a decrease in prepaid expenses and other assets of $4,034,000 primarily due to a tax refund of $2,157,000 and tax credits during the current period versus a large tax payment in the same period last year, an increase of $2,699,000 in trade accounts payable and accrued expenses compared to decrease in the prior year, a greater reduction of inventory of $709,000, a decrease in trade accounts receivable of $416,000, and $628,000 due to a lesser decrease  in deferred revenue compared to same period last year from our distribution channel.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales, maturities and redemptions of short-term and long-term investments. Net cash provided by investing activities for the nine months ended December 29, 2012 was $2,253,000 compared to cash used of $1,396,000 for the same period last fiscal year. This difference of $3,649,000 was primarily due to decreased purchases of short-term investments by $48,984,000 partially offset by decreased sales and maturities of investments of $45,679,000. We expect to spend approximately $1,000,000 for capital acquisitions in fiscal 2013, of which we have spent $434,000 for the first nine months of the fiscal year. We believe that we have substantial production capacity in place to handle our forecasted business for the remainder of fiscal 2013 and fiscal 2014.  We also believe that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Our investment portfolio is primarily comprised of corporate bonds, municipal bonds, government agency bonds, commercial paper, certificates of deposits, and remaining ARS.

As further described in Note 3, auction failures of our remaining $15,050,000 of ARS have limited our ability to liquidate them to date at par value, and may continue to limit our ability to liquidate them for some period of time. However, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. As of December 29, 2012, we had $151,271,000 of working capital, including $136,878,000 of cash, cash equivalents, and short-term investments, and we have generated positive cash flow from operations every year for the past 19 years.

Financing Activities

Financing cash flows consists primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans, sale of stock through the ESPP, dividend payments, and stock repurchased under our previously announced stock repurchase plan. Net cash used in financing activities for the nine months ended December 29, 2012 was $19,690,000 which included a special dividend of $11,523,000 and  repurchases of our shares in the open market of $8,530,000, partially offset by proceeds from the exercise of stock options granted under the 2001 and 2009 Plans and sale of stock under the ESPP of $363,000. For the same period of the prior fiscal year net cash used by financing activities was $14,517,000, which included stock repurchased of $15,897,000, partially offset by the proceeds from the exercise of stock options granted under the 2001 and 2009 Plans and stock sale under the ESPP of $1,380,000.

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

The following table summarizes our significant contractual cash obligations as of December 29, 2012, which consist of operating facility lease obligations and purchase obligations as described above, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Due in Fiscal Years
Contractual Obligations		Total	2013 (remaining 3 months)	2014	2015	2016	2017	2018 and beyond
Operating lease obligations	(1)	$2,838	$238	$908	$853	$784	$55	$-
Purchase obligations		5,344	3,015	1,626	618	51	28	6
Total contractual cash obligations		$8,182	$3,253	$2,534	$1,471	$835	$83	$6

 ______________________________

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2016.    Rental expense net of sublease income for the three and nine months ended December 29, 2012 amounted to $254,000 and $815,000 compared to rental expense of $262,000 and $808,000 for the same periods of last fiscal year.

As of December 31, 2012, our liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables, was $2,410,000.  As of December 31, 2012, we have accrued $459,000 of interest and $158,000, of penalties associated with uncertain tax positions.

During the quarter ended December 29, 2012 we loaned $300,000 under a convertible promissory note to a private startup company developing products based on new technology. This private startup company uses our ICs for their prototype systems. Sales to date for us have not been material. This loan was recorded as a long term asset as of December 29, 2012. This unsecured loan accrues at a 5% annual interest rate with principle and interest convertible to preferred stock at a discount and matures on December 31, 2013. The conversion feature is automatic if the startup company raises $4,000,000 of additional capital. Alternatively, if the private company raises $2,000,000 in a preferred stock financing from one or more third parties by March 31, 2013, we agreed to invest an additional $1,700,000 in that startup company's preferred stock in which case the note would be automatically converted into such stock at a discount.

We did not include these obligations in the table above as we cannot determine the exact amount or timing of such cash payments that would be made associated with these uncertain tax positions and investment.

Recent Accounting Pronouncements

In June 2011, Financial Accounting Standard Board (“FASB”) issued new authoritative guidance regarding Presentation of Comprehensive Income.  This amendment attempts to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  In order to facilitate convergence with International Financial Reporting Standards (“IFRS”), FASB has decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  Also, this amendment requires that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This amendment is effective for annual periods beginning after December 15, 2011 and interim periods within these fiscal years (the fiscal quarter ended June 30, 2012 for us) and is applied retrospectively.  On October 21, 2011, the FASB proposed a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt all other requirements contained in the guidance. The adoption of these amended standards affected the presentation of other comprehensive income, as we have elected to present two separate but consecutive statements, but did not have an effect on our financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of the investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio is comprised of corporate bonds, municipal bonds, government agency bonds, discount notes, commercial paper and certificates of deposits as well as the remaining ARS we hold. During the three and nine months ended December 29, 2012, investments and cash and cash equivalents generated interest income of $331,000 and $957,000, compared to $251,000 and $737,000, respectively, for the same periods of the prior fiscal year.  Based on the par value of our investments (excluding the fair market value of our NQDCP) and cash and cash equivalent balances as of December 29, 2012, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $356,000.

As of December 29, 2012, we had no long-term debt outstanding.

Our ARS are in the form of auction rate bonds whose interest rates were reset every thirty-five days through an auction process. ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we encountered with regard to our ARS beginning February 2008, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We believe the declines in our ARS fair value due to the lack of liquidity are temporary. In the event we need to access the funds associated with failed auctions, they are not expected to be available until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process, or the underlying security has matured. As of December 29, 2012, our two ARS had a total par value of $15,050,000 and contractual maturities of  24 and 28 years.

Due to the temporary impairment in value of our ARS, we recorded an unrealized loss of $1,550,000 to their par value as of December 29, 2012, which decreased $600,000 compared to the balance as of March 31, 2012, primarily because of additional redemptions of our ARS at par value during the nine months ended December 29, 2012.

The ARS we hold are backed by student loans and are primarily guaranteed by the US Department of Education. In addition, all the ARS we hold are rated by the major independent rating agencies as AAA/Aaa or AA+/A with a negative outlook, which are considered investment grade. As a result, we believe the credit risk of default or not redeeming at par is very low.

If the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the US Government fails to support its guaranty of its obligations, or the credit quality of these ARS declines, we may be required to further adjust the carrying value of these ARS and record other-than-temporary impairment charges in future periods, which could materially affect our financial condition. However, we expect that we will receive the principal associated with these ARS through one of the means described above. Based on our

ARS holdings specifically as of December 29, 2012, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $38,000.

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

Evaluation of Disclosure Controls and Procedures:  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 29, 2012, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the three months ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect such control.

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

Item 1A.  Risk Factors

Set forth below is a material update to the risk factors discussed our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, which was also included in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012. Otherwise, except as described in the last paragraph under the heading “Interest Rate Risk” in Part I, Item 3 of this Form 10-Q, there have been no material changes to the risk factors disclosed in Item 1A of Part I of our Form 10-K for the fiscal year ended March 31, 2012, filed on June 13, 2012, which risk factors are hereby incorporated by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of share purchase activities by us during the three months ended December 29, 2012. There was no purchase activity during that period by an “affiliated purchaser” of ours as defined in Rule 10b-18(a)(3).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
9/30/12 – 10/27/12	12,480	$17.99	12,480	911,137
10/28/12 – 11/24/12	41,675	17.23	41,675	869,462
11/25/12 – 12/29/12	40,500	17.79	40,500	828,962
Total	94,655	$17.57	94,655

(1)

Our current share repurchase program, under which we repurchased these 94,655 shares during the three months ended December 29, 2012, has been in place since 1999. Although we publicly announced the most recent 1,944,145 share program increase, we are not certain but do not believe we publicly announced this program at its inception, although our financial statements have reflected purchases from time to time under this program. These 94,655 shares were purchased in open market transactions.

(2)

We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. The board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a share repurchase program authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced the inception of the 1999 repurchase program. On January 30, 2008, and January 21, 2011, the board of directors amended the 1999 repurchase program to add 1,000,000 and 1,944,145 shares, respectively. The 1999 repurchase program has no expiration date, other than, unless extended, when all of the shares in the program have been repurchased. As of December 29, 2012, there were 828,962, shares remaining in the 1999 repurchase program. Neither this program nor any other repurchase program or plan has expired during the three months ended December 29, 2012 nor have we decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

We have had share repurchase programs in place since 1992 under which our Board of Directors authorized us to repurchase an aggregate of 4,844,145 shares.

Since the inception of these repurchase programs in 1992 through December 29, 2012, we have repurchased a total of 4,015,183 shares of the common stock for an aggregate cost of approximately $68,616,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of December 29, 2012, there were 828,962 shares authorized for future repurchase under our current program.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

            None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit		Description
Exhibit 31.1 & 31.2	-

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

Dated: February 6, 2013
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