Form 10-K
period 2013-03-30
SUPERTEX INC
filed 2013-06-13
CIK 730000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
(x)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended March 30, 2013
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _______ to ________
Commission File No. 0-12718

SUPERTEX, INC.
(Exact name of Registrant as specified in its charter)

California	94-2328535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐           Accelerated filer ☒            Non-accelerated filer ☐            Smaller Reporting Company ☐

As of September 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there were  11,607,640 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was $176,534,586, based on the closing price reported on the NASDAQ National Market on September 28, 2012. Shares of common stock held by officers, directors and other persons who may be deemed “affiliates” of the Registrant have been excluded from this computation.  This determination of affiliate status is not necessarily a conclusive determination for other purposes. The total number of shares outstanding of the Registrant's common stock as of May 31, 2013, was 11,535,836.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Documents Incorporated by Reference:  Part III incorporates by reference portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on August 16, 2013  (the "Proxy Statement").

Exhibit Index is on Page 79
Total number of pages is 80

SUPERTEX, INC.

ANNUAL REPORT - FORM 10K

Table of Contents

		PART I
			Page
Item	1.	Business……………………………………………………………………………………….	1
Item	1A.	Risk Factors…………………………………………………………………………………...	10
Item	1B.	Unresolved Staff Comments…………………………………………………………………..	14
Item	2.	Properties……………………………………………………………………………………...	14
Item	3.	Legal Proceedings……………………………………………………………………………..	15
Item	4.	Mine Safety Disclosures…...…………………………………………………………………..	15

		PART II

Item	5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities……………………………………………………………………………	16
Item	6.	Selected Financial Data………………………………………………………………………..	18
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations…	19
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk…………………………………	34
Item	8.	Financial Statements and Supplementary Data………………………………………………..	36
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure…	36
Item	9A.	Controls and Procedures………………………………………………………………………	36
Item	9B.	Other Information……………………………………………………………………………..	38

		PART III

Item	10.	Directors, Executive Officers, and Corporate Governance……………………………………	39
Item	11.	Executive Compensation………………………………………………………………………	39
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters……………………………………………………………………………	39
Item	13.	Certain Relationships and Related Transactions, and Director Independence………………...	41
Item	14.	Principal Accountant Fees and Services……………………………………………………….	41

		PART IV

Item	15.	Exhibits and Financial Statement Schedules…………………………………………………..	42

Signatures		………………………………………………………………………………………………….	45

PART I

Item 1.  Business

This Annual Report on Form 10-K includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates," and variations of these words and similar expressions, are intended to identify forward-looking statements.  Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that several of our almost 50 new products that have been designed into Medical, LED, and printer applications will generate material sales, that our recently introduced and future new products will be drivers for increased revenue and that our growth strategy relies on our ability to continuously and successfully introduce and market new innovative products that meet our customers’ requirements; (2) our expectation that sales of several recently launched analog switches designed into medical ultrasound systems will begin in the second half of fiscal 2014; (3) our expectation to introduce a greater number of products for the ultrasound market in fiscal 2014 than the eight we introduced in fiscal 2013 and our beliefs that the ultrasound imaging market into which we sell our products continues to have long-term growth prospects and that we will continue to be a major player in that business; (4) our expectation to introduce a significant number of new LED driver products for the solid-state lighting market in fiscal 2014, that this market will continue to increase in fiscal 2014 and, combined with the LED driver products for backlighting, will become a large market during the next few years,  and that shipments of our LED drivers will increase during fiscal 2014 which will drive increases in our overall sales to the LED lighting market; (5) our expectation to leverage our newly-developed high voltage design processes to introduce many new products in our target markets and our expectation to complete many of the approximately 50 products currently under development during fiscal years 2014 and 2015; (6) our belief  that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in research and development; (7) our belief  that we are well positioned to fulfill our wafer manufacturing capacity needs for the near future and that almost all of the current backlog will be shipped in fiscal 2014; (8) our belief  that our patents may have value and that our success depends primarily on the experience, creative skills, technical expertise, and marketing ability of our personnel and our ability to attract and retain highly skilled employees, rather than on the ownership of patents; (9) our belief that we will grow quarterly sales to exceed $17.6 million by the end of fiscal 2014 through increases in LED lighting and backlighting, printer drivers and medical ultrasound products; (10) our belief that our deferred tax assets will be utilized; (11) we see significant opportunities with medical ultrasound imaging machine companies in China and Korea for our medical ultrasound products; (12) our expectation that R&D spending in fiscal year 2014 will increase and be between 18% and 22% of net sales; (13) our expectation that our international sales will continue to account for a significant portion of our total sales; (14) our belief that possible third party claims and assessments are unlikely to result in a material adverse impact; (15) our belief  that we will be able to recover our ARS at par value in a future period, that the estimated range of fair value of our ARS is appropriate, that their credit quality is high, that the recent downgrades have had no impact on their fair value and that the auction failures will not materially impact our ability to fund our working capital needs, capital expenditures and other business requirements; (16) our expectation for sales growth during fiscal 2014 from printer head drivers being designed into new printer applications including those used to print on ceramics and fabrics; (17) our expectation to spend approximately $4,000,000 on capital equipment in fiscal 2014; (18) our belief  that we have substantial production capacity in place to handle any projected increase in business in fiscal 2014 and our belief that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months; (19) our belief  that the effect of our contractual obligations will be minimal on liquidity and cash flow in future periods; (20) our belief  that our cash exposure to fluctuations on foreign exchange rates is relatively small, thus we do not employ hedging techniques designed to mitigate this foreign currency exposure; (21) our expectation that we will continue to repurchase shares under our repurchase program; and (22) our expectation that we would experience sales growth for printer head drivers used in an

OLED market manufacturing application if our customers transition to volume production during 2014. These statements are only predictions, are not guarantees, of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in Item 1A “Risk Factors” and elsewhere in this report, as well as the risks (1) that our patents may not have material value and that there may not be a market to cross-license them; (2) that there may be alternative ways for us to maintain our competitive position than through investments in R&D, that these alternatives may cost us less money or be more effective than investments in R&D, that our investments in R&D may not result in new products, and that even if our investments in R&D result in new products, these products may not enable us to maintain our competitive position; (3) that the failures of the auction markets may continue and the government guarantees on our securities may not be as strong as we had thought so that we would incur losses on our ARS; (4) that we will not generate enough cash from operations to meet our cash and working capital requirements through the end of fiscal 2014 especially in light of our stock repurchase program; (5) that we spend more or less on capital acquisitions than anticipated, because we overestimate or underestimate our need for capital acquisition, including due to some natural or man-made disaster; (6) that changes in short-term interest rates are significant enough to affect our investment portfolio; (7) that our customers and potential customers will not design our devices into their products or their products containing our devices will not have the demand we anticipate, or competitors will design products in our niche and drive down our prices and gross margins; (8) that our newly introduced products will not be widely adopted so that they do not generate substantial revenue; (9) that our estimates of trends in our focus markets are inaccurate and in particular that the medical ultrasound opportunities, especially in South Korea and China may not materialize and the use of LEDs in general lighting or backlighting may not expand and our sales of printer head drivers for printing applications may not increase; (10) there may be changes in geographies where our sales occur, changes in tax rates or tax law, or other audit results which cause our tax rate to deviate from our expected rate; and (11) the market for our shares may not have enough volume to enable us to repurchase as many shares as we anticipate or our stock price could increase so that we choose to discontinue repurchases for a time period. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Supertex, Inc. (“Supertex,” the “Company,” “we,” and “us”) is a producer of high voltage analog and mixed signal semiconductor components.  We design, develop, manufacture, and market integrated circuits (“ICs”), utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  With respect to our DMOS transistor products, we maintain an established application specific position in providing key products for the industrial, telecommunications, instrumentation, medical, and automatic test equipment (“ATE”) industries.  We are also an industry leader in high voltage ICs (HVCMOS and HVBiCMOS), taking advantage of the best features of CMOS, bipolar and DMOS technologies and integrating them into a single chip.  These ICs are used in the medical ultrasound imaging, LED backlighting for monitors and LCD TVs, LED general lighting, telecommunications, printer, flat panel display, industrial and consumer product industries.

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

Products and Markets

Our four target markets for our semiconductor components are medical electronics, lighting and backlighting using light emitting diodes (“LEDs”), printers and devices using electro-luminescent (“EL”) lamps, and telecommunication. Our products are primarily used in medical ultrasound imaging equipment; LED modules for general lighting and for backlighting LCD TVs and computer monitors; large commercial ink-jet printers and EL modules for backlighting cellphone keypads and other LCD displays; and optical micro-electro-mechanical systems ("MEMS") for telecommunications switches.  Our products are basically interface products, interfacing between low voltage logic circuits and high voltage “real world” media and vice versa.  We supply both standard and custom products. The typical gestation period of our new products from introduction through design-in by the customer to volume production is one year, although certain products for medical applications have longer gestation periods. During fiscal 2013, we introduced twenty-two new standard products, the majority of which were aimed at high growth markets such as medical ultrasound imaging and solid-state LED lighting.  We expect our recently introduced devices as well as our future new devices to be drivers for increased revenue as our customers introduce and start volume production of their products containing our devices after designing our devices into their products under development, conducting successful product qualification tests, and obtaining their end customer acceptance.

We also provide custom processing services for the manufacture of ICs, using customer-owned designs and mask tooling. Under this “custom processing service” or “foundry” arrangement, a tangible product is made and sold, and the Company bears the risk of loss until title is passed on to the customer at the time of shipment from our facility. During fiscal 2013, sales of custom processed products represented approximately 14% of our total revenues compared to 12% and 11% in fiscal 2012 and 2011, respectively.  Sales of custom processing services are not reported separately but are included within their respective target markets.

The products in our four target markets are described below.

The Medical Electronics Market

We have provided both standard and high-end custom ICs to the ultrasound imaging market for many years and have established key business relationships with leading OEMs.  The products we manufacture for this market include high voltage analog multiplexer switches, pulsers, beam formers, transmit/receive (T/R) switches, low noise amplifiers (“LNA”), high-speed MOSFET drivers and discrete high voltage MOSFETs and arrays.

We are the leading high voltage analog switch/multiplexor and high voltage integrated pulser product provider in this market segment.  In recent years, the overall ultrasound market has been shifting to portable ultrasound imaging units. These high-performance, portable, and affordable medical imaging systems are accelerating the proliferation to other applications in addition to existing cardiology and obstetrics/gynecology applications. Even within these traditional clinical diagnostic segments, cardiology ultrasound imaging is showing an exciting pipeline of technological innovations and strong volume growth. The adoption of ultrasound imaging by new user groups,   surgeons and emergency ward physicians, is also spurring medical ultrasound imaging system market growth.

Our high voltage expertise affords us a leading position in the ultrasound “transmit” market with MOSFET drivers, high voltage analog switches and multiplexers, high voltage pulsers, and complementary high voltage MOSFET arrays. However, at the request of certain customers, we have designed a low cost, high performance LNA which is targeted for portable ultrasound systems due to its low power consumption and high performance.

We released eight new medical ultrasound products in fiscal 2013, and expect to introduce a greater number of products for the ultrasound imaging market in fiscal 2014 even though they are increasingly more complex.

We believe that the ultrasound imaging market into which we sell our products continues to have long-term growth prospects. The capabilities and performance of the machines that utilize our products continue to improve, allowing them to be used more broadly across a wider spectrum of imaging applications than ever before. Geographically, the market is expanding as well. Traditionally, the United States, Europe and Japan have been the main designers and producers of medical ultrasound machines. While companies in these areas continue to grow and develop new machines, we are also seeing significant advancements from ultrasound machine companies in China and Korea and more opportunities for us from ultrasound machine companies in China and Korea.

Many of our ICs used in medical ultrasound systems are also being designed into non-destructive testing (“NDT”) applications, which is a relatively new and growing market.

The LED Drivers Market

We offer an extensive line of high-performance LED driver products for the solid-state lighting and backlighting market, ranging from simple, low-cost linear regulators to feature-rich switching regulators configured in buck, boost, buck-boost, and single ended primary inductance converter (“SEPIC”) topologies. As one of the pioneers in the high voltage LED driver IC market, we have established a strong market position.  We have developed many efficient and cost effective products for general lighting in infrastructure, automotive, industrial, and consumer applications, and for backlighting LCD TVs and computer monitors. Our LED drivers can be used in 3D TVs as well. We expect to introduce a significant number of new LED driver products for the solid-state lighting market in fiscal 2014 and we expect this market will continue to increase.

The Printers/EL Drivers Market

We offer the following two product lines:

(1)

ICs for driving non-impact printers and plotters which are primarily used in inkjet technologies. Our printer head driver product family is used in ink-jet and electrostatic types of printers and plotters that are mostly high-end products with full glossy color capability, high resolution and high-speed output. Our products are designed into a new line of high speed non-impact printers to print on ceramic tiles and fabrics. In fiscal 2013, we sold ICs that drive printer heads for prototype 3D printers and organic light emitting diode ("OLED") manufacturing equipment.

(2)

A family of products for driving EL lamps for backlighting hand-held instruments, such as cell phone keypads, watches, thermostats, monochrome LCD screens and MP3 players. We are one of the key providers of EL drivers for cell phones and watches, and we have a significant share of this market due to our patented inductorless EL driver ICs.  EL is preferred over LED when space, power consumption and uniformity of the display are important features.

The Telecommunications (“Telecom”) Market

We provide high voltage amplifier ICs to drive optical MEMS for the telecommunications market for use in optical switching applications. Our MEMS driver ICs feature high channel count per chip and are capable of driving output voltages of up to 300 volts.  We also produce high voltage electronic switch ICs that replace typical electromechanical hook switches in telephones, high voltage ICs for use as ring generators, and protection ICs for line cards.

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

In the DMOS transistor technology, we focus on certain specific niches such as very low threshold, low capacitance, and low leakage devices where these features justify a premium and are most suitable for special applications such as medical ultrasound imaging, LED lighting and backlighting, telecommunication, ATE, and hand-held instruments.  These high voltage DMOS transistor products also serve as building blocks and predecessors to a fully integrated solution -- our high voltage ICs.

We operate in one business segment.  Information regarding Supertex, Inc.’s Segment Reporting can be found in Note 13 to the Consolidated Financial Statements.

Research and Development

We incurred expenses of $13,976,000, $14,399,000 and $14,851,000 on research and development activities during fiscal years 2013, 2012 and 2011, respectively. Our research and development activities in fiscal 2013 were dedicated to developing new high voltage processes, both internal and with external foundry partners, resulting in a total of twenty-two new standard product introductions. The products introduced in fiscal 2013 were primarily targeted for use in the rapidly growing LED and medical ultrasound industries, although we are also developing new standard products for the printer/EL driver, telecom, and industrial/other markets as well as  some custom products for specific customer applications. As we move forward into fiscal 2014, we expect to continue to leverage our newly-developed high voltage designs and processes to introduce many more new products for these markets, as well as for our other target markets. Currently, there are approximately 50 products in development, many of which are expected to be completed during fiscal years 2014 and 2015, although there is no assurance that all these products will be completed or launched due to market conditions, technical difficulties, or other factors.

Our products, which we strive to make best in class, have experienced very good traction in the marketplace, leading to significant design wins in all our target markets. We believe best in class products are those that provide the best performance at a competitive price, where in the case of LED drivers performance is measured by receiving high input voltage and producing tightly controlled output current. Most of our design wins resulted from close collaboration with the Tier-1 customers in their respective markets and a shorter design and development cycle to support our customers’ needs. We believe that our position as a leading supplier in our targeted markets can only be maintained through continuous investments in research and development. We focus our efforts on designing new products with existing process technologies while also developing new process technologies to be used for future products. We continuously strive to effectively monitor and control our research and development programs in order to obtain improved performance and greater technological achievements at lower costs. Because we have our own wafer fabrication facility (“fab”) with ample capacity and our designers have years of experience in our target markets, we can tailor our processes and circuits to meet customer needs which we can respond to much more expediently and ramp up production. For deep submicron sizes, we use our foundry partners in Asia. We have developed many new products to reduce cost with these foundry partners.

Manufacturing

Our manufacturing operations include wafer fabrication in San Jose, California; limited proto-type assembly and packaging in Sunnyvale, California; and product testing and quality control in Sunnyvale, California and Hong Kong.  Of our long-lived tangible assets, as further described in Note 13 to our financial statements included in this annual report on Form 10-K,  20% and 19% were located in our Hong Kong facility at the end of fiscal 2013 and 2012, respectively, with the remaining balance located in the U.S.  As of the end of fiscal 2013, the carrying value of all our property, plant and equipment located in Hong Kong amounted to $851,000.

We subcontract most of our standard product packaging and some production testing to independent contract assemblers, principally located in Thailand, Malaysia, Philippines and China.  After assembly, packaged units are shipped back to our Hong Kong and Sunnyvale test facilities for final product testing and quality control before shipment to customers.  Although our offshore assemblers have not experienced any serious work stoppages, such as labor strikes, political instability, or epidemics in these countries, serious work stoppages, if they were to occur, could adversely affect our assembly and test operations. We did suffer some production delays and extra expenses to qualify alternate sources due to the serious flooding in Thailand in the third quarter of 2012. Even though we have qualified assemblers in different countries to reduce risk, any prolonged work stoppage or other inability to assemble and test our products would have a material adverse impact on our operating results.  Furthermore, economic risks, such as changes in tariff, currency exchange rates, or freight rates or interruptions in air transportation, could adversely affect our operating results.  We also maintain a specialized assembly area at our Sunnyvale manufacturing facilities to package engineering proto-types to ensure high priority on-time deliveries and to assemble high reliability circuits required in military and other high reliability applications.

We believe that we are well positioned to fulfill our wafer manufacturing capacity needs for the near future because currently in our first quarter of fiscal 2014 our fab is running at about fifty percent utilization and we are able to expand capacity through working extra shifts and hiring of additional manufacturing staff. We try to optimize and maintain an inventory balance based on current sales level and forecast of future demand. An amount for tactical inventory is kept in our die bank warehouse to reduce lead time in fulfilling expected, as well as unforecasted, customer orders. In addition, we carry as inventory on our balance sheet products which we own that are stored at customer hubs. Inventory held and owned by our distributors for resale to end customers is also carried on our balance sheet,  even though some of that inventory has been paid for by the distributors.

Availability of raw silicon wafers and epitaxial services began to be in tight supply during the fourth quarter of fiscal 2010 and continued through the third quarter of fiscal 2011, however for the past twenty-seven months supplies have been and are currently adequate. Raw silicon wafers and epitaxial services are currently obtained from multiple sources. The availability of assembly, packaging, and testing services used in the backend of our manufacturing process was also subject to longer lead times during the fourth quarter of fiscal 2010 but returned to normal lead times in the third quarter of fiscal 2011 and services remained adequate through the second quarter of fiscal 2012. However, due to the flooding in Thailand in  the third quarter of fiscal 2012, one of our Thai contract manufacturers was shut down, causing shipment delays in several of our products. By the end of fiscal 2012, we had qualified other contract manufacturers. Therefore, we experienced no shipment delays in fiscal 2013. Availability of assembly, packaging and testing services is single sourced for certain low volume products, and for the high volume runners, they are usually dual sourced.

Environmental Laws

Government regulations impose various environmental controls on the waste treatment and discharge of certain chemicals and gases after their use in semiconductor manufacturing. We believe that our activities substantially comply with present environmental regulations.  However, increasing attention has been focused on the environmental impact of semiconductor manufacturing operations.  While we have not experienced any material adverse effects on our business or financial results from our compliance with environmental regulations and installation of pollution control equipment, there can be no assurance that changes in such regulations, such as the passing of California Assembly Bill 32,  “Global Warming Solutions Act,” will not necessitate our acquisition of costly equipment or compliance with other requirements in the future.  We work closely with pollution experts from federal, state, and local agencies, especially from the cities of Sunnyvale and San Jose, California, to help us comply with current requirements.

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

“Net sales” is defined as the sum of our direct sales to original equipment manufacturers (“OEMs”) and our distributors’ resale of our products valued at the price we charge to distributors.  We recognize revenue from direct product sales to end customers upon transfer of title and risk of loss, which is upon shipment of the product, provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain, and collection of the resulting receivable is reasonably assured.  For sales to OEMs, we use either a binding purchase order or signed agreement as evidence of an arrangement.  For those customers who have a hub arrangement, we recognize sales when our products are drawn from the hub to the customer’s manufacturing facility or to its assembly subcontractor’s manufacturing facility. Sales through our distributors are evidenced by a binding purchase order on a transaction-by-transaction basis.  Because of the uncertainty associated with pricing concessions and possible returns, with the exception of certain products, we defer the recognition of such sales and the related costs of sales until our distributors have sold the merchandise to their end customers.  Our distributors provide us an inventory balance report at the end of each period, which allows us to determine products sold to their end customers. Notwithstanding the timing of their sales of our products, our distributors are obligated to pay us according to our regular payment terms.

A significant portion of our sales is to a small number of customers.  We estimate that our OEM customer, General Electric Company, accounted for 12%,  11% and 12% of our net sales from both direct and indirect channels for fiscal years 2013, 2012 and 2011, respectively.  Sales to a distributor customer, YEL Electronics, accounted for 11% of our net sales for fiscal year 2013.  No other direct or indirect customers accounted for more than 10% of net sales in fiscal years 2013, 2012 and 2011.

International sales represented 70%, 65% and 71% of net sales in fiscal years 2013, 2012 and 2011, respectively, and are made primarily through independent distributors to customers in Europe and Asia. Sales are attributed to a geographic area based on destination locations as opposed to customer headquarters. International sales are denominated only in U.S. dollars.  Although export sales are subject to certain governmental commodity controls and restrictions for national security purposes, we have not had any material adverse effects on our business or financial results because of these limitations.

Seasonality

In previous years our medical ultrasound market has been seasonally weaker in the second half of our fiscal year.  For example, in five of the past six fiscal years, we experienced relatively higher sales to the medical electronics market during the first half of our fiscal year, with either the first or the second fiscal quarter being the highest quarter of our fiscal year.  This is largely attributable to the effect of increased demand for our customers’ products in their December quarter as they typically take about 90 days to build a new medical ultrasound machine. This seasonality effect during fiscal 2010 was nullified due to the economic recovery during the second half of fiscal 2010. The historical seasonality pattern returned in fiscal 2011 and continued through fiscal 2013.

Backlog

Our backlog as of March 30, 2013 was approximately $15,568,000 compared with $16,205,000 and $15,162,000 at March 31, 2012 and April 2, 2011, respectively.  We expect that almost all of the current backlog will be shipped in fiscal 2014.  However, customers may cancel or reschedule orders without significant penalty, and the price of a  product is sometimes adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer.  In addition, the orders contained in our backlog may cover periods of various lengths. For these reasons, we believe that backlog may not be meaningful in predicting our actual net sales for any future period.

Competition

In general, competition among suppliers of semiconductor components is intense, especially in the analog sector where the gross margins are traditionally much higher, including products for the medical electronics, imaging, telecom, LED lighting, and industrial/other markets we primarily serve.  In general, we face different competitors in different markets or for different products. We compete with several larger analog semiconductor companies with far greater resources although we believe we have defended our market-leading positions successfully for many years. For example, we compete with Maxim, Hitachi and Texas Instruments in the medical electronics market; we compete with Rogers Durel and Micrel in the EL market; and we compete with Texas Instruments, Cirrus Logic, Power Integrations, NXP, O2 Micro, and other Asian suppliers in the LED lighting and backlighting market. In addition, we may compete with some of our own customers which have in-house semiconductor design capabilities and may develop and in-source products to replace those that we currently sell them as did Samsung in fiscal 2011 for our LED drivers for backlighting their LED TVs.

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

Patents and Licenses

We hold forty-seven United States patents which will expire between 2015 and 2031, and we have additional United States patent applications pending. Although we believe that our patents may have value, there can be no assurance that our current patents or any additional patents that we may obtain in the future will provide meaningful protection from competition.  We believe that our success depends primarily on the experience, creative skills, technical expertise, and marketing ability of our personnel rather than on the ownership of patents.  Patents may, however, be useful for cross-license purposes and have served us well in the past.

We are not aware of any of our products infringing on any valid patent or other proprietary rights of third parties but we cannot be certain that they do not.  If infringement would be alleged, there is no assurance that the necessary licenses could be obtained, or if obtained, would be on terms or conditions that would not have a material adverse effect on the Company.

Employees

As of March 30, 2013, we had 330 full time employees primarily located in Northern California and Hong Kong.

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

Executive Officers of the Company

Name	Position with the Company	Age	Officer Since

Henry C. Pao	President and Chief Executive Officer	75	1976
Benedict C. K. Choy	Senior Vice President, Technology Development	67	1976
William P. Ingram	Vice President, Wafer Fab Operations	65	1999
Michael Lee	Vice President, I.C. Design and Acting Vice President, Marketing	58	1999
William Petersen	Vice President, Worldwide Sales	60	2001
Michael Tsang	Vice President, Standard Products	54	2006
Phillip A. Kagel	Vice President, Finance and Chief Financial Officer	63	2006

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

Benedict C. K. Choy, a founder of the Company, joined Supertex in fiscal 1976 as Vice President, Device Technology and Process Development, and has been serving as Senior Vice President since February 1988. Previously, he worked at Fairchild Semiconductor, National Semiconductor, and Raytheon.  He has a B.S. degree in Electrical Engineering from the University of California, Berkeley. Mr. Choy was a member of the board of directors from 1986 through August 20, 2004. In January 19, 2006, he was reappointed by the board as a member of the board of directors of the Company to fill a vacated position and has served since.

William P. Ingram joined Supertex in April 1995 as its Director of Wafer Fab Operations. Prior to joining Supertex, he was Vice President of Technology Development at Crosspoint Solutions, before which he held management positions at Fairchild and National Semiconductor. He began his career at National Semiconductor after receiving his B.S. degree in Electrical Engineering with honors from North Carolina State University.

Michael Lee re-joined Supertex in October 1993 as Director of I.C. Design and was promoted to Vice President of I.C. Design in 1999. In November of 2012 he assumed the duties of Acting VP, Marketing in addition to his role as VP, I.C. Design. Before 1999, he had a combined total of fifteen years of industry experience in I.C. Design. Mr. Lee began his career at Supertex in 1978 after receiving his M.S. degree in Electrical Engineering from the

University of California, Berkeley.

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

Michael Tsang joined Supertex in 1995 as a Product Engineer. He was promoted to Product Engineering Director in 2000, and to Vice President, Standard Products in January 2006, and to Vice President, Operations and Product Engineering in May 2011. Prior to joining Supertex, he held positions in Process Engineering, Product Marketing Engineering, and Device Engineering at Siliconix. He holds a Bachelor of Science degree in Electrical Engineering from California State University, San Jose and an MBA from University of Southern California, Marshall School of Business.

Phillip A. Kagel joined Supertex in October, 2006 as Vice President of Finance and Chief Financial Officer. Previously, beginning in April, 2005, he consulted for Supertex on financial and accounting matters, with his engagement converting to full-time beginning in April, 2006, it being part-time initially so that he could consult for other companies as well. He was Senior Vice President of Finance and Chief Financial Officer of Ultra Clean Holdings from August, 2004 to March, 2005 and Senior Vice President of Finance and Chief Financial Officer of Sipex from February, 2003 to April, 2004. In addition, he consulted at Riverstone Networks, Inc. from April, 2004 to July, 2004 and he held the positions of Vice President, Controller and Vice President of Global Tax at Solectron from August, 1997 to November, 2002. He is a CMA and holds a Bachelor of Science degree in Mathematics from Brigham Young University and an MBA from the University of Missouri.

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

Item 1A.  Risk Factors

The following are certain risk factors that could affect our business, financial results and results of operations.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements.  Investing in our common stock involves risks, including those described below.  These risks are not the only ones that we face.  If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected.  In that case, the trading price of our common stock could decline materially and you could lose a corresponding portion of your investment, although we believe a substantial portion of our current stock price is based upon our cash position.

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

•      The semiconductor industry is historically cyclical and subject to significant volatility. Severe global economic downturns can cause substantial reduction in demand for our products, thereby adversely affecting our financial results. We are subject to continued fluctuations which could affect future revenues, profit and cash. Many factors affect demand for our products, including credit availability, rising interest rates, consumer spending pricing levels, and costs of materials.

•      We have focused our product offerings primarily on niche markets which leverage our capabilities and in which we believe we have dominance because we are a technology enabler for our customers.  We generally choose markets which are sizable enough to be worth pursuing but which are not large enough to attract fierce competition.  These markets could grow sufficiently to attract increased competition or else competitors could enter due to happenstance or downturns elsewhere.  One of our growth markets is driver ICs for LED lighting and backlighting, which has begun to grow and is expected to become a large market during the next few years and is attracting severe competition. In addition, our niche markets might be more susceptible to shrinkage than more diverse markets due to their concentration on a few product offerings.

•      We work with our customers to develop products that they will design into their systems.  Even if we do achieve a design win, the customer’s system may never go into volume production due to various reasons or the production volume may be smaller than we had anticipated.  Although we attempt to develop products which will be useful for multiple customers, we may misjudge the market and develop a product which may be useful for only a very few customers.

•      A significant portion of our sales are from a small number of customers and the loss of one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position. We do not have a long-term distributorship agreement with any of our distributors. Normal terms and conditions of sale apply, which include a 60-day notice of cancellation and charges for work-in-process for cancellations less than 60 days from shipment.  While we have maintained a good relationship with our significant customers and distributors, deterioration in that relationship could materially and adversely affect our business and financial results. We estimate that the total sales, direct and through distributors, to General Electric Company accounted for approximately 12%, 11%  and 12% of our net sales for the fiscal years ended March 30, 2013, March 31, 2012 and April 2, 2011, respectively. Sales to a distributor customer, YEL Electronics, a division of Avnet Electronics, a major U.S. distributor, accounted for 11% of our net sales for fiscal year ended March 30, 2013.

•      We have several competitors that are substantially larger and could bring to bear substantially more resources than we have in our niche markets.  We have been able to maintain profitable margins in part because of our dominance in most of our niche markets.  Increased competition could cause our margins to decrease. In addition, certain of our own customers have in-house semiconductor design capabilities and may develop and in-source products to replace those that we currently sell them as did Samsung in fiscal 2011 for our LED drivers for backlighting their LED TVs.

•      We sell a substantial amount of our products internationally. International sales represent 70%, 65% and 71% of total net sales, for fiscal years 2013, 2012 and 2011, respectively,  although many of our international sales are to customers with U.S. headquarters who use offshore facilities and/or contract assemblers.  We expect our international sales to continue to account for a significant portion of our total net sales.  We also package and test most of our products abroad.  Problems with foreign economies, political turmoil, wars, epidemics, flood or other natural disasters, fluctuations in currency exchange rate, increased freight costs, interruptions in air transportation, and generally longer receivable collection periods could disrupt our business and increase our operating expenses.

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

•      Our operations may be interrupted and our business would be harmed in the event of an earthquake, terrorist act, and other disasters.  Our principal executive offices, our fab facility, and major suppliers are located in areas that have been subject to severe earthquakes and other natural disasters.  In the event of an earthquake, fire, flood, or other natural or man-made disaster, we and/or our major suppliers may be temporarily unable to continue operations and may suffer significant property damage.  Any such interruption in our ability or that of our major suppliers to continue operations at our facilities could delay the development and shipment of our products.  Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the economic consequences of current and potential military actions or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce.  Such uncertainties could also lead to delays or cancellations of customer orders, a general decrease in corporate spending or our inability to effectively market and sell our products.  Any of these results could substantially harm our business and results of operations, causing a decrease in our revenues.

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

•

We operate a wafer fab in San Jose, California, where we use various chemicals and solvents that are regulated by various government environmental agencies.  We cooperate and work with these agencies to comply with their regulations.  Should we nonetheless inadvertently contaminate the soil or ground water, or should the previous operator of the fab have done so, we may be responsible for significant costs to remediate the situation. As of March 30, 2013, we estimated our asset retirement obligation to be approximately $622,000.

•

As required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 on August 22, 2012, the SEC promulgated new disclosure requirements for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. The new disclosure rules take effect for calendar 2013 and require that we file our first report on or before May 31, 2014 and will require us to undertake additional supply chain due diligence to comply. The implementation of these new regulations may involve a material expense on our part and may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Also, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products free of conflict minerals.

•

Failure to comply with present or future laws, rules and regulations of any kind that govern our business could result in suspension of all or a portion of production, cessation of all or a portion of operations, or the imposition of significant administrative, civil, or criminal penalties, any of which could harm our business.   For example, two to three years ago, we discovered and voluntarily reported to the U.S. Department of State that we had engaged in certain export-related activities (consisting of having one of our integrated circuits shipped to an assembler in Thailand for assembly, and to our wholly-owned subsidiary in Hong Kong for testing) which inadvertently violated the International Traffic in Arms Regulations ("ITAR") and the Arms Export Control Act. The U.S. Department of State closed the case without fine and without taking further action, while reserving the right to re-open the case if the circumstances warrant, and cautioned us to take actions to strengthen our compliance processes and procedures, which we believe we have done.

•

A Director of and President and CEO of the Company, Henry Pao, beneficially owns approximately 8% of our outstanding stock.   Mr. Pao’s extended family, including his brother and their adult siblings, also own a significant number of Company shares.  They and Mr. Pao have no agreement among themselves to act together with respect to the Company or their stockholdings.  However, were they to act in concert, they would be our largest beneficial shareholder and may have the ability to elect one or more directors, to direct management, and to delay or prevent a change in control.

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

•

We invest our excess cash in marketable securities consisting primarily of municipal bonds, corporate bonds, auction rate securities (“ARS”), government agency bonds, commercial papers and certificates of deposits. As of the end of fiscal year 2013, the ARS we owned had a par value of  $15,050,000.  As of June 11, 2013, this amount has reduced to $2,100,000 through redemptions at par value. Since the fourth fiscal quarter of 2008, the ARS market has experienced failures. The funds associated with securities that experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer. Since the liquidity for these types of securities remains uncertain, as of March 30, 2013, we classified all of our ARS as long-term assets in our Consolidated Balance Sheet, as our ability to liquidate such securities in the next 12 months is uncertain. We have also recorded a $1,250,000 temporary decline in fair value for these investments, which in accordance with the authoritative guidance, has been recorded in Other Comprehensive Loss. We believe that we will be able to recover these securities at par value in a future period, as they are Aaa/AAA (with a watch negative) or AA+/A (with a watch negative) rated and a significant portion of them are collateralized and guaranteed by the United States Department of Education. However, there is no assurance that we will be able to settle these bonds and recover the cash, nor if we do recover the cash, when this may occur. We may have to incur further impairment if the auctions of our securities continue to fail. If the fair value of these investments declines permanently or is other than temporarily impaired, we would be required to take an impairment charge which would flow through our income statement as an expense and could cause us to incur a loss for the relevant fiscal period.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease a building at 71 Vista Montana, San Jose, California, covering approximately 61,700 square feet where our six-inch submicron wafer fabrication and process engineering are located.  In April 2010, we amended the lease term of this facility by extending the term five years to expire in April 2016.  We have an option to renew this lease for an additional five years.

We lease a portion of a building located at 10 Sam Chuk Street, San Po Kong, Kowloon, Hong Kong, to house our back-end processing operations including: wafer sort, final test, quality control and assembly logistics as well as our Hong Kong Design Center and our International Sales and Distribution Center.  The original lease for 23,600 square feet and a lease for additional space of 4,500 square feet  were combined and renewed in  November 2012  This lease covers three years from December 1, 2012 to November 30, 2015. A lease for additional space of 10,000 square feet was renewed in August 2011 and covers three years from October 1, 2011 to September 30, 2014. We have an option to renew all three of these Hong Kong leases for an additional three years.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Performance Graph

This chart and graph show the value of a $100 cash investment on the last business day of fiscal year 2008 in (i) the Company’s Common Stock, (ii) the NASDAQ Composite Total Return Index – U.S., and (iii) the NASDAQ Electronic Components Total Return Index.  All values assume reinvestments of all dividends and are calculated as of the last business day of each of our fiscal years. Note that historic stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Comparison of Five Years Cumulative Total Return
Supertex, Inc.
Nasdaq Stock Market (US only)
Nasdaq Electronic Components Stocks
$200
$150
$100
$50
$0
Mar-08
Mar-09
Mar-10
Mar-11
Mar-12
Mar-13

	Fiscal Years
	2008	2009	2010	2011	2012	2013
Nasdaq Stock Market (US only)	$100.00	$70.23	$109.20	$128.34	$146.22	$157.76
Nasdaq Electronic Components Stocks	$100.00	$70.03	$108.75	$103.79	$114.27	$108.83
Supertex, Inc.	$100.00	$119.00	$134.88	$107.40	$88.02	$113.05

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

	Fiscal Years Ended
	March 30, 2013		March 31, 2012
	High	Low	High	Low
First Quarter	$20.79	$17.91	$22.40	$20.33
Second Quarter	19.49	15.85	22.52	17.30
Third Quarter	19.26	16.61	20.14	16.64
Fourth Quarter	23.03	17.45	19.40	17.73

On May 31, 2013, the last reported sale price was $22.15 per share.  There were 89  registered holders of record of our common stock as of May 31, 2013. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

During fiscal 2013, the Board of Directors declared and paid a special dividend of $1.00 per share of our outstanding common stock, totaling $11,523,000. We did not pay cash dividends in fiscal 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following is a summary of share purchase activities by the issuer during the three months ended March 30, 2013. There was no purchase activity by an “affiliated purchaser” as defined in Rule 10b-18(a)(3).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs

12/30/12 – 01/26/13	800	$16.97	800	828,162
01/27/13 – 02/23/13	-		-	828,162
02/24/13 – 03/30/13	-		-	828,162
Total	800	$16.97	800

________________________________

(1)

Our current share repurchase program, under which we repurchased these 800 shares during the three months ended March 30, 2013, has been in place since 1999.  Although we publicly announced the most recent 1,944,145 share program increase, we are not certain but do not believe we publicly announced this program at its inception, although our financial statements have reflected purchases from time to time under this program. These 800 shares were purchased in open market transactions.

(2)

We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. The board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a share repurchase program authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced the inception of the1999 repurchase program. On January 30, 2008, and January 21, 2011, the board of directors amended the 1999 repurchase program to add 1,000,000 and 1,944,145 shares, respectively. The 1999 repurchase program has no expiration date, other than, unless extended, when all of the shares in the program have been repurchased. As of March 30, 2013, there were 828,162 shares remaining in the 1999 repurchase program. Neither this program nor any other repurchase program or plan has expired during the fourth fiscal quarter ended March 30, 2013 nor have we decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

We have had share repurchase programs in place since 1992 under which our board of directors authorized us to repurchase an aggregate of 4,844,145 shares.

Since the inception of these repurchase programs in 1992 through March 30, 2013, we have repurchased a total of 4,015,983 shares of the common stock for an aggregate cost of approximately $68,630,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of March 30, 2013,  there were 828,162 shares authorized for future repurchase under our current program.

In January, 2011, our board of directors designated $60 million of our cash, cash equivalents, and investments for a major stock repurchase under our share repurchase programs through the end of fiscal 2013, of which we ended up using approximately $32 million.  Management currently determines whether to repurchase some or all of the remaining 828,162 shares under our current share repurchase program based on factors such as the price of our stock, the dollar volume of transactions in our stock, and whether we learn of material non-public information at a time when we do not have a 10b5-1 program in place which permits us to continue buying shares in the market.

 Item 6.  Selected Financial Data

The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.  We use a 52-53 week fiscal year ending the Saturday nearest March 31.  Fiscal years 2013, 2012, 2011,  and 2009 each consisted of 52 weeks. Fiscal year 2010 consisted of 53 weeks.

(in thousands,	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
except per share amounts)	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$196,778	$207,640	$220,596	$205,218	$190,304
Total liabilities	$23,425	$22,348	$27,677	$24,842	$22,728

Statement of Income Data:
Net sales	$61,000	$65,535	$83,172	$66,724	$78,810
Gross profit	29,837	30,680	45,188	32,002	41,879
Income from operations	2,724	3,441	16,143	3,758	13,994
Net income	$4,247	$4,749	$12,282	$5,125	$12,545
Net income per share:
Basic	$0.36	$0.38	$0.95	$0.40	$0.98
Diluted	$0.36	$0.38	$0.94	$0.39	$0.97
Shares used in per share computation:
Basic	11,716	12,340	12,976	12,912	12,836
Diluted	11,718	12,351	13,030	12,995	12,927

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, develop, manufacture, and market integrated circuits (“ICs”) and application specific discrete DMOS transistors, utilizing state-of-the-art high voltage DMOS, HVCMOS and HVBiCMOS analog and mixed signal technologies.  We are an industry leader in certain high voltage ICs (HVCMOS and HVBiCMOS) which take advantage of the best features of CMOS, bipolar and DMOS technologies and integrate them into a single IC.  These ICs are used for medical ultrasound imaging, LED backlighting for LCD TVs and computer monitors, LED general lighting, telecommunications, printer, flat panel display, industrial and consumer product industries. We also offer custom design and production of application specific ICs as well as custom processing services using customer-owned designs and mask tooling with our process technologies. Our current growth strategy relies on our ability to continuously and successfully introduce and market new innovative products that meet our customers’ requirements.

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

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	51.1	53.2	45.7
Research and development	22.9	22.0	17.8
Selling, general and administrative	21.5	19.6	17.1
Income from operations	4.5	5.2	19.4
Interest and Other income:
Interest income	2.0	1.5	1.0
Other income, net	1.3	0.6	1.0
Income before provision for income taxes	7.8	7.3	21.4
Provision for income taxes	0.8	0.1	6.6
Net income	7.0%	7.2%	14.8%

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

From time to time, deferred revenue results from up-front billings to customers under non-recurring engineering (“NRE”) contracts. We recognize revenue from our NRE contracts upon completion of contract milestones, which corresponds to when we provide the services and/or products.  Revenue is deferred for any amounts received prior to completion of contract milestones, as provided for under current accounting guidance. Some of our NRE contracts include formal customer acceptance provisions in which case, at the end of each period, we determine whether customer acceptance has been obtained for the specific milestone.  If customer acceptance has not been obtained, we defer the recognition of such revenue until customer acceptance is obtained. To date, revenue from NRE contracts has represented an insignificant portion of our total revenue.

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

Our management must determine the probability that we will be able to utilize our deferred tax assets. If we determine that recovery is unlikely, then a valuation allowance against our deferred tax asset must be recorded by increasing income tax expense. As of March 30, 2013, we believe that our deferred tax assets recorded on our balance sheet will be utilized.  However, should there be a change in our ability to utilize or recover our deferred tax assets, an additional income tax expense would be incurred in the period in which it was determined that the recovery is not probable.

On February 20, 2009, California enacted tax-related economic incentives and tax increases which included an election to apply a single sales factor apportionment formula for most businesses starting in tax years beginning on or after January 1, 2011. For tax years beginning on or after January 1, 2013, California Proposition 39 changes the California default apportionment filing method to the single sales factor method. As a result, we revalued our California deferred tax assets expected to be realized.

The authoritative guidance of income taxes provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This authoritative guidance also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. This authoritative guidance requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate, and consequently affect our operating results. The reserve amount associated with this authoritative guidance was determined with considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases, ongoing tax audits, and other information. During the fiscal year ended March 30, 2013, the liability for uncertain tax positions less accrued interest and penalties decreased from $3,661,000 to $3,160,000. Of the total $3,160,000 of uncertain tax benefits, $2,275,000 represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.

Accounting for available-for-sale investments

Our available-for-sale portfolio in fiscal 2013 includes municipal bonds, corporate bonds, ARS, government agency bonds, commercial papers and certificates of deposits.  These securities are reported at fair value. The ARS held by us are primarily backed by pools of student loans and a significant portion of them are collateralized and guaranteed by the United States Department of Education. Until February 2012, all of our ARS were rated by the major independent rating agencies as either AAA or Aaa.  However, one of our ARS holdings was downgraded by Standard and Poor's (“S&P”) in February 2012 to AA+, then in June 2012 to A with a negative outlook and in May 2013 to A with a watch negative by Fitch. Also in May 2013, the other ARS was downgraded from AAA to AAA with a watch negative by Fitch. Due to the lack of availability of observable market quotes on our investment portfolio of ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security.  We concluded that the fair value of our ARS was $13,800,000, or 91.7% of their par value of $15,050,000 as of March 30, 2013, and accordingly recorded a temporary impairment of $1,250,000. We review our securities for impairments in accordance with the authoritative guidance and other related guidance issued by the Financial Accounting Standard Board (“FASB”) in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” Declines in fair value that are considered other-than-temporary are charged to the Statement of Income and those that are considered temporary are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Recent Developments

We operate in the highly cyclical global semiconductor market, evidenced by fluctuating demand cycles for our products. During the post 2008 recession period, which for us began in the second half of fiscal 2010, our sales increased from $66.7 million in fiscal 2010 to $83.2 million in fiscal 2011, as end user demand increased for medical ultrasound products, telecom optical MEMS drivers and LED drivers for general lighting. Additionally, for many of our products sales increased to support replenishment of distributor and customer inventories.

During fiscal 2012 and 2013 sales decreased to $65.5 million and $61.0 million, respectively. In fiscal 2012 our LCD TV LED backlighting customer began to supply its own needs in-house; we experienced softness in demand in our medical ultrasound products; there were down cycles in telecom optical MEMS drivers and other telecom products; and our customer’s cell phone application using our EL inverters had declining sales. In fiscal 2013 we experienced softness in demand for a significant medical ultrasound custom product and several industrial products stemming from overall market softness and product transitions. Additionally, orders for a high volume military display IC were cut in the second quarter. Mitigating these sales reductions were increases in LED backlighting drivers and a resurgence in demand for telecom optical MEMS drivers.

During fiscal 2012 and 2013 we launched  almost 50 new products, several of which our customers have designed into Medical, LED and Printer applications that we expect will generate material sales. In part from these new products, we believe we will grow sales in LED general and backlighting ICs, Printer drivers and Medical ultrasound products so that our quarterly sales will exceed $17.6 million in the fourth quarter of fiscal 2014, although no assurance can be given.

In fiscal 2013, our custom processing services sales were $8,811,000, or 14% of net sales, compared to 11% and 12% in fiscal 2012 and 2011, respectively. We have not focused on expanding this portion of our business because its gross profit is generally lower than for our products even though it does add to our fab capacity utilization.

Results of Operations

Fiscal 2013 vs. Fiscal 2012

Net Sales

We operate in one business segment comprised of the design, development, manufacturing and marketing of high voltage analog and mixed signal ICs, DMOS transistors and arrays. A breakdown of our total sales to customers in the medical electronics, printer/EL, LED lighting, telecom, and industrial/other markets as well as year-over-year changes are shown below (dollars in thousands):

	Fiscal Years Ended				Year-Over-Year
Net Sales	March 30, 2013		March 31, 2012		Change
Medical Electronics	$23,773	39%	$26,363	40%	-10%
Printers/EL	14,168	23%	16,482	25%	-14%
Industrial/Other	9,292	15%	11,801	18%	-21%
LED Lighting	8,234	14%	6,624	10%	24%
Telecom	5,533	9%	4,265	7%	30%
Total Net Sales	$61,000	100%	$65,535	100%	-7%

We have a broad base of customers, which in some cases manufacture end products spanning multiple markets.  As such, the assignment of revenue to the aforementioned markets requires the use of estimates, judgment, and extrapolation.  Actual results may differ from those reported.

Overall, our sales declined approximately $4.5 million, or 7% due to declines in sales to the medical electronics, printers/EL, and industrial/other markets which were partially offset by increases in sales to the LED lighting and telecom markets.

Our sales to the medical electronics market accounted for 39% of total sales in fiscal 2013 and decreased 10% compared to the prior fiscal year. This sales decrease was primarily due to reduced shipments of a custom product. This reduction was partially offset by increased custom processing services.

In recent years, the overall ultrasound market has been shifting from big console systems to transportable and hand- held ultrasound imaging units, which has driven the ultrasound imaging market growth along with product upgrades for cart-based consoles and large stationary systems.  Because of space and power constraints, there are more requirements for integration, and with our high voltage IC technology we have been among the most qualified to support these requirements. Geographically, the imaging equipment market is expanding very rapidly in China, India and many African countries.  Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and manufacturers of medical ultrasound imaging machines to whom we have sold our products successfully.  Companies in those regions continue to grow and develop new machines although most of them have moved their operations to Asia to reduce cost. Today we see significant opportunities with Chinese and Korean medical ultrasound imaging machine companies. We are expanding our product development activities and product offerings to capitalize on these exciting market growth opportunities.  Through the introduction of our new integrated solutions complemented by our discrete transistor and array building block product offerings, we believe we will continue to be a major player in this business.

We have recently launched several analog switches that are designed into new medical ultrasound systems. We expect sales of these new products to begin in the second half of fiscal 2014.

In fiscal 2013, sales to the printers/EL market, which largely consist of EL inverter ICs, commercial printing ICs, display ICs and custom processing services, decreased 14% compared to the prior year. This reduction is primarily attributable to lower sales of an IC for a military application which declined significantly after the first fiscal quarter of 2013 and due to a softening of demand for several display and EL drivers. Partially offsetting these declines was an increase in sales of drivers for a new printer application used to print on ceramics and fabrics. These drivers can also be used in 3D printing applications. We expect growth in sales for fiscal 2014 from printer head drivers being designed into these and other new printing applications.

We began shipping printer head drivers into an OLED market manufacturing application in fiscal 2012 and continued supplying ICs for our customers’ prototype equipment in fiscal 2013. If our customers transition to volume production during fiscal 2014, we would have additional growth in sales compared to fiscal 2013.

Sales to the industrial/other market decreased 21% in fiscal 2013 compared to fiscal 2012 primarily due to reduced unit volumes of our ICs and DMOS transistors resulting mainly from competition and our transition from older to newer product versions.

Sales to the LED lighting market increased 24% compared to the prior fiscal year.  In December, 2012 we began shipping our high voltage LED driver IC for a series of LED TVs. Additionally, unit shipments of our ICs for a high-end monitor nearly doubled with a favorable mix of high end versus low end chips.  We expect shipments of our LED backlighting and general lighting drivers to increase in fiscal 2014 compared to fiscal 2013, which will drive increases in our overall sales to the LED lighting market.

Sales to the telecom market in fiscal 2013 increased 30% compared to the prior fiscal year.  This increase in sales was due to increased shipments of our high voltage driver ICs for optical MEMS applications.

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

	Fiscal Years Ended				Year-Over-Year
Net Sales	March 30, 2013		March 31, 2012		Change
United States	$18,461	30%	$22,942	35%	(20)%
China	17,101	28%	16,189	25%	6%
Korea	6,939	11%	4,045	6%	72%
Europe	6,497	11%	6,494	10%	0%
Singapore	6,326	10%	8,743	13%	(28)%
Asia (excl. China, Korea & Singapore)	5,253	9%	6,805	10%	(23)%
Other	423	1%	317	1%	33%
Total Net Sales	$61,000	100%	$65,535	100%	(7)%

Net sales to international customers in fiscal 2013 were $42,539,000, or 70% of our net sales as compared to $42,593,000 or 65% of net sales for the prior fiscal year, essentially flat.

Total net sales to domestic customers for the year ended March 30, 2013 decreased 20%, compared to the prior fiscal year primarily due to reduced sales for a military application as well as certain industrial and telecom applications, partially offset by higher sales of high voltage amplifier ICs for optical MEMS applications, and custom processing services.

Gross Margin

Gross margin represents the percent of total sales revenue retained after incurring the costs associated with producing those products. The costs of production of products sold includes the cost of purchasing raw silicon wafers; costs associated with assembly, packaging, test, quality assurance and product yields; the cost of personnel, facilities, and equipment associated with manufacturing support; and net charges for excess or obsolete inventory.

	Fiscal Years Ended
(Dollars in thousands)	March 30, 2013	March 31, 2012
Gross Margin Percentage	49%	47%
Included in Gross Margin Percentage Above
Gross Margin Benefit from Cost of Previously Written Down Inventory Sold	$1,684	$1,176
Percentage of Net Sales	2.8%	1.8%

The increase in gross margin was primarily attributable to a reduction in reserves taken for excess and obsolete inventory and increased sales of previously written down inventory, partially offset by a reduction in total sales.

Research and Development (“R&D”)

	Fiscal Years Ended		Year-Over-Year
(Dollars in thousands)	March 30, 2013	March 31, 2012	Change
R&D Expenses	$13,976	$14,399	-3%
Percentage of Net Sales	23%	22%

R&D expenses include payroll and benefits, processing costs, and depreciation. We also expense prototype experimental wafers and mask sets related to new products development as R&D expenses.

The year-over-year decrease of $423,000 in R&D expense was primarily due to reduced expenses for experimental engineering runs of $322,000, and lower depreciation expense of $178,000, partially offset by an increase  in the fair value of our Non-Qualified Deferred Compensation Plan (“NQDCP”) assets. This increase corresponds to an increase in the NQDCP liability. To recognize an increase or decrease in the NQDCP plan assets, we record the difference in fair value to other income (expense) net. Correspondingly, to recognize an increase or decrease in the NQDCP liability, the Company records the difference to other benefits expense which impacts R&D expense to the extent the investments are beneficially owned by R&D employees.

The increase in percentage of net sales is primarily due to the decreased sales. R&D expenses may fluctuate both in absolute dollars and as a percentage of sales; for example, R&D expenses would increase if we have a large number of R&D projects that are in the prototype wafer stage and/or if profit-sharing accruals increase. We expect R&D spending in fiscal year 2014 to increase and be between 18% and 22% of net sales.

Selling, General and Administrative (“SG&A”)

	Fiscal Years Ended		Year-Over-Year
(Dollars in thousands)	March 30, 2013	March 31, 2012	Change
SG&A Expenses	$13,137	$12,840	2%
Percentage of Net Sales	22%	20%

SG&A expenses consist primarily of employee related expenses, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside services such as legal, auditing, tax and compliance services related to Sarbanes-Oxley Act of 2002.

The increase of $297,000 in SG&A expenses resulted primarily from increased expense related to our NQDCP as the plan assets increased in fair value by $427,000 compared to $177,000 during fiscal 2012. This  increase  corresponds to an increase in the NQDCP liability. To recognize the increase or decrease in the NQDCP plan assets, we record the difference in fair value to other income (expense) net. Correspondingly, to recognize the increase or decrease in the NQDCP liability, we record the difference to other benefits expense which impacts SG&A expense to the extent the investments are beneficially owned by SG&A employees.

SG&A expenses may fluctuate both in absolute dollars and as a percentage of sales; for example, SG&A expenses would increase if commissionable sales increase and/or if profit-sharing accruals increase.

Interest and Other Income, Net

	Fiscal Years Ended		Year-Over-Year
(Dollars in thousands)	March 30, 2013	March 31, 2012	Change
Interest Income	$1,250	$999	25%
Other Income, Net	780	405	93%
Total Interest Income and Other income, Net	$2,030	$1,404	45%
Percentage of Net Sales	3%	2%

Interest income consists primarily of interest income from our cash, cash equivalents, short-term and long-term investments. The increase in interest income in fiscal 2013 was primarily due to higher yields from longer maturity bonds. In fiscal 2013 the weighted average maturity was less than 1.75 years compared to less than one year in fiscal 2012.

Other income (expense), net was $375,000 higher compared to the prior year, primarily due to a greater increase in fair value of investments held by our NQDCP of $806,000 in fiscal 2013 compared to an increase of $250,000 in fiscal 2012.

Provision for Income Taxes

The provision for income taxes represents federal, state and foreign taxes.  The provision for income taxes for fiscal 2013 was $507,000 at an effective tax rate of 11%, compared to $96,000 at an effective tax rate of 2% in 2012.  Our effective tax rate of 11%  was less than the combined federal and state tax rate due to a portion of our income being generated in our Hong Kong entity which has a lower tax rate, the benefits of R&D credits, and tax exempt investment income.

Fiscal 2012 vs. Fiscal 2011

Net Sales

A breakdown of our total sales to customers in the medical electronics, LED lighting, printer/EL, telecom, and industrial/other markets as well as year-over-year changes are shown below (dollars in thousands):

	Fiscal Years Ended				Year-Over-Year
Net Sales	March 31, 2012		April 2, 2011		Change
Medical Electronics	$26,363	40%	$30,193	36%	-13%
Printers/EL	16,482	25%	16,390	20%	1%
Industrial/Other	11,801	18%	14,576	18%	-19%
LED Lighting	6,624	10%	13,327	16%	-50%
Telecom	4,265	7%	8,686	10%	-51%
Total Net Sales	$65,535	100%	$83,172	100%	-21%

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

The 21% decrease in net sales compared to the prior fiscal year was primarily due to decreases in sales of our LED driver ICs for backlighting LCD TVs as our major customer began insourcing these drivers in the third fiscal quarter of 2011 which continued in fiscal 2012; reduced end user demand for and price erosion of medical ultrasound products; a slowdown in demand for optical MEMS drivers; declining sales of our customer’s cell phone application using our EL inverters; and reduced sales of our custom processing services.

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

In fiscal 2012, sales to the printers/EL market, which largely consist of EL inverter ICs, commercial printing ICs, display ICs and custom processing services, increased 1% compared to the prior year. We began shipping into an OLED market manufacturing application in fiscal 2012 and sales of our display and commercial printing ICs increased resulting from the improved economy.  Additionally, we had higher sales of a product used in a military application. Nearly offsetting these increases was a reduction in sales of EL driver ICs for backlighting cell phone keypads, as our customer’s shipments of its cellphones using these keypads declined. We are one of the key providers of EL driver ICs for backlighting cell phones, hand-held instruments and watches, and the leading supplier in the high-end industrial printer market with both standard and custom products.

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

	Fiscal Years Ended				Year-Over-Year
Net Sales	March 31, 2012		April 2, 2011		Change
United States	$22,942	35%	$24,304	29%	-6%
China	16,189	25%	21,120	25%	-23%
Korea	4,045	6%	4,985	6%	-19%
Europe	6,494	10%	12,503	15%	-48%
Singapore	8,743	13%	8,140	10%	7%
Asia (excl. China, Korea & Singapore)	6,805	10%	11,497	14%	-41%
Other	317	1%	623	1%	-49%
Total Net Sales	$65,535	100	$83,172	100%	-21%

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

Research and Development (“R&D”)

	Fiscal Years Ended		Year-Over-Year
(Dollars in thousands)	March 31, 2012	April 2, 2011	Change
R&D Expenses	$14,399	$14,851	-3%
Percentage of Net Sales	22%	18%

R&D expenses include payroll and benefits, processing costs, and depreciation. We also expense prototype experimental wafers and mask sets related to new products development as R&D expenses.

The year-over-year decrease of $452,000 in R&D expense was primarily due to reduced expense of $173,000 related to our Non-Qualified Deferred Compensation Plan (“NQDCP”) as the Plan assets increased in fair value by $43,000 compared to $216,000 during fiscal 2011, lower employee stock compensation expense of $123,000, reduced engineering supplies, masks and workplates expenses of $97,000, and lower depreciation of $88,000. An increase or decrease in the fair value of our NQDCP assets corresponds to an increase or decrease in the NQDCP liability. To recognize the increase or decrease in the NQDCP plan assets, we record the difference in fair value to other income (expense) net. Correspondingly, to recognize the increase or decrease in the NQDCP liability, the Company records the difference to other benefits expense which impacts R&D expense to the extent the investments are beneficially owned by R&D employees.

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

The decrease of $1,354,000 in SG&A expenses resulted primarily from lower professional services costs for audit, legal and consulting services of $898,000, reduced sales incentives expense of $371,000, and reduced expense of $205,000 related to our Non-Qualified Deferred Compensation Plan (“NQDCP”) as the Plan assets increased in fair value by $177,000 compared to $382,000 during fiscal 2011. An increase or decrease in the fair value of our NQDCP assets corresponds to an increase or decrease in the NQDCP liability. To recognize the increase or decrease in the NQDCP plan assets, we record the difference in fair value to other income (expense) net. Correspondingly, to recognize the increase or decrease in the NQDCP liability, we record the difference to other benefits expense which impacts SG&A expense to the extent the investments are beneficially owned by SG&A employees.

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

Provision for Income Taxes

The provision for income taxes represents federal, state and foreign taxes.  The provision for income taxes for fiscal 2012 was $96,000 at an effective tax rate of 2%, compared to $5,498,000 at an effective tax rate of 31% in 2011. Our effective tax rate of 2% was less than the combined federal and state tax rate due to a portion of our income being generated in our Hong Kong entity which has a lower tax rate, the benefits of R&D credits, and tax exempt investment income.

Financial Condition

Overview

Total cash, cash equivalents, short-term and long-term investments balance as of March 30, 2013, was $154,061,000, compared with $156,897,000 on March 31, 2012, and $163,922,000 on April 2, 2011.  The decrease in fiscal 2013 of $2,836,000 resulted primarily from a special dividend payment of $11,523,000, purchases of our stock of $8,673,000, and capital expenditures of $655,000, which were largely offset by $18,246,000 of cash provided by operating activities. Working capital is defined as current assets less current liabilities.  Working capital was about flat at $152,998,000, compared to $153,171,000 as of March 31, 2012.

We have a stock repurchase program under which approximately  814,000 shares remained available for repurchase as of June 11, 2013.  After we announced our plans at the end of January 2011 to use $60 million of our cash to repurchase stock over twenty-six months within our repurchase program, we repurchased approximately 1,672,000 shares for a total of $32,100,000 through March 30, 2013.  We expect to continue to use our cash to repurchase shares from time to time under our repurchase program since our repurchase program has no expiration date.  From March 31, 2013 through June 11, 2013, we repurchased approximately 14,000 shares for a total of $306,000.

Liquidity and Capital Resources

In summary, our cash flows were as follows (in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Net cash provided by operating activities	$18,246	$11,792	$16,755
Net cash (used in) provided by investing activities	(2,090)	(232)	781
Net cash used in financing activities	(19,602)	(15,662)	(3,727)
Net (decrease) increase in cash and cash equivalents	$(3,446)	$(4,102)	$13,809

Fiscal 2013

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The increase of $6,454,000 compared to the prior year resulted from an increase of changes in assets and liabilities totaling $11,073,000, partially offset by lesser net income after non cash adjustments of $4,619,000. Net income was lower than the prior year by $502,000, while non-cash adjustments to net income were lower by $4,117,000. The decreased non-cash adjustments to net income resulted primarily from a decrease in provision for excess and obsolete inventories driven by an increase in demand by our customers in the first half of fiscal 2013 compared to the second half of fiscal 2012, lesser depreciation expense compared to last year, a higher gain from trading investments, less amortization of premium on short-term investments and a lesser stock based compensation expense. Changes in operating assets and liabilities increased cash provided by operating activities due to a substantial reduction in prepaid expenses and other assets compared to an increase in the prior year due to prepaid taxes in the prior year versus large tax refund in the current year; a reduction in income taxes payable, a decrease in trade accounts payable and accrued liabilities; and an increase in deferred revenue as our distributor channel inventory increased. We received tax refunds of $4,284,000 during this fiscal year. These increases to cash were partially offset by a reduction in prepaid income taxes.

Investing Activities

Investing cash flows consist primarily of capital expenditures and purchases of short-term investments, partially offset by sales of short-term investments and redemptions of long-term investments. Cash used in investing activities was $2,090,000 in fiscal year 2013 compared to $232,000 in fiscal year 2012.  Our purchases of investments were $1,442,000 greater than disposals of investments, and our investment in capital expenditure was $655,000. Largely offsetting this were ARS redemptions at par totaling $13,000,000, which were the source of funds for our short-term investment purchases. Our capital expenditures in fiscal 2013 were devoted primarily to upgrade our test capacity and IT related equipment.

Our investment portfolio is primarily comprised of municipal bonds, corporate bonds, government agency bonds, commercial papers, certificates of deposits and ARS.

As further described in Note 3, auction failures have limited and we expect will continue to limit our ability to fully liquidate our ARS for some period of time. However, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. As of March 30, 2013, our ARS investments had declined to a par value of $15,050,000 and we had approximately $152,998,000 of working capital, including approximately $140,261,000 of cash, cash equivalents, and short-term investments, and we have generated cash from our operations for the past several years. Subsequent to March 30, 2013, we received two ARS redemptions at par value totaling $12,950,000.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans, sales of stock through the ESPP, repurchases of our stock in the open market and payment of dividends. Net cash used by financing activities in fiscal 2013 was $19,602,000 due to repurchases of our shares from the open market totaling $8,673,000 and payment of a special dividend of $11,523,000, offset in small part by $594,000 of proceeds associated with the exercise of stock options and employee purchases through the employee stock purchase plan. In contrast, during fiscal 2012 when cash used by financing activities was $15,562,000, our share repurchases totaled $17,139,000, partially offset by $1,476,000 of proceeds from exercise of stock options and ESPP.

We expect to spend approximately $4,000,000 for capital acquisitions in fiscal 2014, primarily for IC design tools and manufacturing test equipment.  We believe that we have substantial production capacity in place to handle any projected increase in business in fiscal 2014.  Almost all of our $4,334,000 net book value of property, plant and equipment are located in the United States and Hong Kong. We also believe that existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Fiscal 2012

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The decrease of $4,963,000 compared to the prior year resulted from lesser net income after non-cash adjustments of $6,987,000, partially offset by an increase from changes in assets and liabilities totaling $2,024,000. Net income was lower than the prior year by $7,533,000, while non-cash adjustments to net income were higher by $546,000. The increased non-cash adjustments to net income resulted primarily from an increase in provision for excess and obsolete inventories due to a reduction in demand for the Company’s products compared to the prior year, partially offset by a greater decrease in deferred income taxes. Changes in operating assets and liabilities increased cash provided by operating activities due to a reduction in inventories compared to a large increase in the prior year as we reduced capacity utilization of our wafer fab more than our sales declined; a decrease in prepaid taxes compared to an increase last year as our tax liability was reduced; a lesser increase in trade accounts payable and accrued liabilities; and a decrease in deferred revenue. These increases to cash were partially offset by a reduction in income taxes payable compared to an increase in the prior year, an increase in prepaid expenses and other assets compared to a decrease in fiscal 2011; trade accounts receivable being flat compared to a large decrease at the end of last year as sales declined; a decrease in trade accounts payable and accrued expenses compared to an increase in fiscal 2011; and a decrease in deferred revenue compared to an increase in the prior year as our distributor channel reduced inventory in fiscal 2012.

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

Our investment portfolio was primarily comprised of municipal bonds, corporate bonds, government agency bonds, certificates of deposits and ARS.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans and sales of stock through the ESPP, reclassification of non-cash excess tax benefit from operating into financing activities, and repurchases of stock on the open market. Net cash used by financing activities in fiscal 2012 was $15,662,000 due to repurchases of our shares from the open market totaling $17,139,000, partially offset by proceeds associated with the exercise of stock options and employee purchases through the employee stock purchase plan. In contrast, in fiscal 2011 when cash used by financing activities was $3,727,000, our share repurchases totaled $6,267,000.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements. Noted below under “Contractual Obligations” are various commitments we have associated with our business such as lease commitments, open purchase obligations and other items that are not recorded on our balance sheet, since we have not yet received the related goods or services as of March 30, 2013.

Contractual Obligations

The following table summarizes our significant contractual cash obligations at March 30, 2013, which consist of operating facility leases and open volume purchase orders which provide volume discounts. Such obligations are expected to have minimal effect on our liquidity and cash flow in future periods (in thousands):

	Due in Fiscal Years
Contractual Obligations	Total	2014	2015	2016	2017 and beyond
Operating lease obligations (1)	$2,600	$908	$853	$784	$55
Purchase obligations	4,823	4,136	599	51	37
Total contractual cash obligations	$7,423	$5,044	$1,452	$835	$92

_____________________________

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense, net of sublease income, amounted to $1,086,000 for fiscal 2013.  Rental expenses were $1,070,000 in fiscal 2012.

As of March 30, 2013, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables was $2,275,000. As of March 30, 2013, we had accumulated balances for estimated interest and penalties related to unrecognized tax benefits in income tax expense of $438,000 and $158,000, respectively. For the year ended March 30, 2013, we recorded a reduction in estimated interest of $56,000 and estimated penalties of $6,000. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.

Common Stock Repurchases

Share repurchase activities for fiscal years ended March 30, 2013 and March 31, 2012 were as follows:

	Fiscal Years Ended
	March 30, 2013	March 31, 2012
Number of shares repurchased	498,000	901,000
Cost of shares repurchased	$8,673,000	$17,139,000
Average price per share	$17.42	$19.02

Since the inception of these repurchase programs in 1992 through March 30, 2013, we have repurchased a total of approximately 4,016,000 shares of the common stock for an aggregate cost of $68,630,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of March 30, 2013,  there were approximately 828,000 shares authorized for future repurchase under our current program.

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standard Board (“FASB”) issued an amendment regarding net income or other comprehensive income in financial statements.  This amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This amendment is effective prospectively for reporting periods beginning after December 15, 2012 (the fiscal quarter ending June 29, 2013 for us).  We are currently assessing the potential effect to our consolidated financial statements in applying this guidance.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks primarily due to changes in interest rates.  We do not use derivatives to alter the interest characteristics of our investment securities.  We have no holdings of derivative or commodity instruments, and our holdings are for purposes other than trading.  Our investment portfolio is primarily comprised of municipal bonds, corporate bonds, ARS, government agency bonds, commercial papers and certificates of deposits.  Investments and cash and cash equivalents generated interest income of $1,250,000 and $999,000 in fiscal years 2013 and 2012, respectively.  Based on our investments and cash and cash equivalent balance as of March 30, 2013, one percentage point change in interest rates would cause change in our annual interest income by an amount of approximately $1,453,000.

ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we have encountered with regard to our ARS, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. We recorded a $1,250,000 temporary impairment in value as of March 30, 2013,  which decreased from $2,150,000 as of March 31, 2012, due to our reduced ARS holdings resulting from several ARS redemptions. In the event we need to access the funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.

The ARS we hold had contractual maturities generally between 24 to 28 years and had a total par value of $15,050,000 as of March 30, 2013, compared to $28,050,000 as of March 31, 2012. They are in the form of auction rate bonds backed by a pool of student loans, whose interest rates were reset every seven to thirty-five days through an auction process prior to the fourth quarter of fiscal 2008. At the end of each reset period, investors can sell or continue to hold the securities at par. The ARS held by us are backed by student loans and of high credit quality and a significant portion of them are collateralized and are guaranteed by the United States Department of Education. Until February 2012, all of our ARS were rated by the major independent rating agencies as either AAA or Aaa. However, one of our ARS holdings was downgraded by S&P in February 2012 to AA+, then in June 2012 to A with a negative outlook and was downgraded by Fitch in May 2013 to A with a watch negative. Also in May 2013, the other ARS was downgraded from AAA to AAA with a watch negative by Fitch. We believe these downgrades had no impact on the fair value of this ARS as of March 30, 2013. As all of our ARS are of high credit rating, we believe the credit risk is very low.

Subsequent to March 30, 2013, one of our ARS was fully redeemed at par value of $12,800,000 and our other ARS was partially redeemed at par value of $150,000. The combined redemptions reduced our ARS holdings from a par value of $15,050,000 to $2,100,000.

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

Item 8.  Unaudited Quarterly Financial Information and Supplementary Data

Each of these quarters presented consisted of 13 weeks (in thousands, except per share amounts).

	Fiscal Quarters Ended
	Mar 30,	Dec 29,	Sep 29,	Jun 30,	Mar 31,	Dec 31,	Oct 1,	Jul 2,
(Unaudited)	2013	2012	2012	2012	2012	2011	2011	2011
Statement of Income Data:
Net sales	$14,649	$14,373	$15,919	$16,059	$16,451	$14,066	$16,960	$18,058
Costs of sales	6,970	7,057	8,571	8,565	8,723	8,708	8,432	8,992
Gross profit	7,679	7,316	7,348	7,494	7,728	5,358	8,528	9,066
Income (loss) from operations	994	763	343	624	229	(1,391)	2,602	2,001
Income (loss) before provision for income taxes	1,794	1,175	959	826	1,066	(607)	2,017	2,369
Net income	$1,529	$1,431	$690	$597	$1,273	$96	$1,711	$1,669
Net income per share(1)
Basic	$0.13	$0.12	$0.06	$0.05	$0.11	$0.01	$0.14	$0.13
Diluted	$0.13	$0.12	$0.06	$0.05	$0.11	$0.01	$0.14	$0.13

______________________________________

(1)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

(2)

A $153,000 out-of-period adjustment was recorded in cost of sales during our fourth quarter of fiscal 2013 relating to inventory reserves which should have been recorded during our third quarter of fiscal 2013.

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

(iii) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of March 30, 2013, and have determined that they are effective at the reasonable assurance level.

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

Our management with participation of our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on the assessment using those criteria, management concluded that, as of March 30, 2013, our internal control over financial reporting is effective.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements as of and for the fiscal year ended March 30, 2013, included in this Annual Report on Form 10-K, also audited and expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of March 30, 2013.  The reports on the audit of internal control over financial reporting and the audit of the financial statements appear under item 15(a)(1) in this Annual Report on Form 10-K.

(c)            Changes in Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting identified in connection with management’s evaluation during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Stockholders currently planned to be held on August 16, 2013 (the “Proxy Statement”).

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under "Election of Directors" in the Proxy Statement and is incorporated by reference.   The information required by Item 405 of Regulation S-K with respect to disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Compliance with Section 16(a) of the Exchange Act” in the 2013 Proxy Statement.  The required information regarding executive officers is included in Part I hereof under caption "Executive Officers of the Company."

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

The information required by this item 10 regarding our nominating and corporate governance committee, our audit committee, and our audit committee financial expert is incorporated by reference from the information contained in the 2013 Proxy Statement.

Item 11.  Executive Compensation

Information regarding the Company's remuneration of its officers and directors is set forth under "Compensation of Outside Directors" and "Compensation of Executive Officers" in the 2013 Proxy Statement and is incorporated by reference. Other information required by this Item 11 is set forth under “Report of the Executive Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in the 2013 Proxy Statement and is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the 2013 Proxy Statement and is incorporated by reference.

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

During fiscal 2013, our board of directors determined not to increase the maximum aggregate number of common stock available for purchase under the ESPP. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of our common stock at a price equal to 95% of the market value of the stock at the end of a six-month offering period.  An eligible employee may purchase no more than 500 shares of common stock during any six-month accumulation period.  A total of 6,025 shares, 8,369 shares and 7,422 shares of our common stock were issued under the ESPP for fiscal years 2013, 2012 and 2011, respectively.  There were 190,534 shares available for future issuance under the ESPP at the end of fiscal year 2013.

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

Our shareholders approved the adoption of the 2009 Equity Incentive Plan (the “2009 Plan”) at the August 14, 2009 annual meeting for shareholders. Under the 2009 Plan, the total number of shares of our common stock reserved for issuance consists of 1,000,000 shares plus (1) the 159,509 shares which remain authorized for issuance under the 2001 Plan but which were not subject to outstanding stock awards as of August 14, 2009, and (2) those of the 1,440,400 shares subject to stock awards outstanding under the 2001 Plan as of August 14, 2009, that terminate prior to exercise and would otherwise be returned to the share reserves under the 2001 Plan, with the total shares in addition to the 1,000,000 shares thus being up to a maximum of 1,599,909 shares. The 2009 Plan allows us to continue our prior option practices under the 2001 Plan to grant non-statutory options to key employees with an exercise price equal to the fair market value of our stock on the date of grant. Our options typically have a term of ten years and vest over five years, 20% on the first anniversary of the grant date and 20% at the end of each of the following four years. The 2009 Plan also provides us with the flexibility in designing equity incentives, including restricted stock awards, stock appreciation rights, restricted stock unit awards, performance stock awards, and performance cash awards. As of March 30, 2013, there were 797,151 shares remaining available for grant under the 2009 Plan.

As of March 30, 2013, there were 841,340 and 691,300 shares issuable upon exercise of outstanding options under the 2001 and 2009 Plans at a weighted average exercise price of $28.48 and $21.40, respectively.

In fiscal 2013 and 2012, we reversed tax benefits of $166,000 and $82,000, respectively, which we had previously recorded on the recognition of stock-based compensation expense for non-qualified stock options, whereas in fiscal 2011 we recorded a tax benefit of $13,000. Such benefit was recognized as an increase in shareholders’ equity while the fiscal 2012 and 2013 reversals were recognized as decreases in shareholders’ equity.

The table below shows information as of March 30, 2013, with respect to equity compensation plans under which our equity securities are authorized for issuance.  Our current equity compensation plans, consisting of the 2001 and 2009 Plans and ESPP, were approved by security holders.  We have no equity compensation plans that were not previously approved by our shareholders.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,532,640	$25.29	987,685 (1)
Equity compensation plans not approved by security holders	-	N/A	-

(1)	Includes 190,534 shares reserved as of March 30, 2013 for future purchases by employees through payroll deductions under the ESPP.
(2)

The ESPP provides for an annual increase in the shares reserved for issuance under the ESPP on the first day of our fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by our board of directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is set forth under “Certain Relationship and Related Transactions” in the 2013 Proxy Statement and is incorporated by reference and information regarding our corporate governance is set forth under “Election of Directors” in the 2013 Proxy Statement and is incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this Item regarding accounting fees and services is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2013 Proxy Statement and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this form:
		Page
1.	Report of Independent Registered Public Accounting Firm	46

	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	47

	Report of Independent Registered Public Accounting Firm	48

2.	Consolidated Financial Statements:
	Consolidated Balance Sheets as of March 30, 2013 and March 31, 2012	49
	For the three years ended March 30, 2013, March 31, 2012 and April 2, 2011:
	Consolidated Statements of Income	25
	Consolidated Statement of Comprehensive Income	51
	Consolidated Statements of Shareholders' Equity	52
	Consolidated Statements of Cash Flows	53
	Notes to Consolidated Financial Statements	54

3.	Exhibits.
	Exhibit	Exhibit Description

	3.1 (1)	Restated Articles of Incorporation of Registrant filed May 21, 1980.

	3.2 (1)	Certificate of Amendment of Articles of Incorporation filed April 16, 1981.

	3.3 (1)	Certificate of Amendment of Articles of Incorporation filed September 30, 1983.

	3.4 (1)	Certificate of Amendment of Articles of Incorporation filed October 14, 1988.

	3.5 (2)	Amended and Restated Bylaws of Registrant.

	10.1 (1)*	Non-Qualified Deferred Compensation Plan, which became effective January 1, 1996, as most recently amended on December 1, 2008.

10.2 (1)

Lease 71 Vista Montana, San Jose, California, comprised of a lease dated December 7, 1988, and five amendments (5/4/89; 6/18/90; 12/21/95; 2/1/99; and 1/23/04) and two assignments (11/15/96 and 2/1/99) with Sobrato Development Companies #871, as landlord, and Supertex, Inc., as assignee/tenant.

	10.3 (3)	Sixth Amendment to Lease of 71 Vista Montana, San Jose, California dated April 16, 2010, with Sobrato Development Companies #871, as landlord, and Supertex, Inc., as assignee/tenant.

	10.4 (1)	Leases of Hong Kong Facility dated 5/16/08, 9/11/09, and 9/11/09 with Jing Wah Garments Mfg. Co. Ltd.

	10.5 (4)*	2000 Employee Stock Purchase Plan.

	10.6 (5)*	2001 Stock Option Plan.

	10.7 (6)*	2009 Equity Incentive Plan.

	10.8 (1)*	Profit Sharing Bonus Incentive Plan.

	10.9*	Form of Change of Control Agreement entered into by and between Registrant and each Executive Officer

	21.1	Subsidiary of the Registrant.

	23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

	23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

	24.1	Power of Attorney (See signature page).

	31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(1)	Exhibits 3.1, 3.2, 3.3, 3.4, 10.1, 10.2, 10.4, and 10.8 to Registrant’s Annual Report on Form 10-K dated April 2, 2011, filed with the SEC on June 11, 2010 are hereby incorporated by reference.

	(2)	Exhibit 3.6 to Registrant’s Current Report on Form 8-K dated December 21, 2007, filed with the SEC on December 28, 2007, is hereby incorporated by reference.

	(3)	Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated April 16, 2010, filed with the SEC on April 22, 2010 is hereby incorporated by reference.

	(4)	Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (File No. 333-47606) which was filed with the SEC and became effective on October 10, 2000, is hereby incorporated by reference.

	(5)	Appendix B of Registrant’s amended Proxy Statement on Schedule 14A filed on August 7, 2001 (File No. 000-12718) is hereby incorporated by reference.

	(6)	Appendix 1 of Registrant’s Proxy Statement on Schedule 14A filed on July 2, 2009 (File No. 000-12718) is hereby incorporated by reference.

	*	Denotes a management contract or compensatory plan or arrangement.

(b)	Exhibits 10.9, 21.1, 23.1, 24.1, 31.1, 31.2, 32.1 and 32.2 are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supertex, Inc.

Dated: June 12, 2013	/s/PHILLIP A. KAGEL
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

Signature	Title	Date

/s/ HENRY C. PAO	Director, President and Chief Executive Officer	June 12, 2013
(Henry C. Pao)	(Principle Executive Officer)

/s/ PHILLIP A. KAGEL	Vice President, Finance and Chief Financial Officer	June 12, 2013
(Phillip A. Kagel)	(Principal Financial and Accounting Officer)

/s/ BENEDICT C. K. CHOY (Benedict C. K. Choy)	Director and Senior Vice President, Technology Development	June 12, 2013

/s/ W. MARK LOVELESS	Director	June 12, 2013
(W. Mark Loveless)

/s/ ELLIOTT SCHLAM	Director	June 12, 2013
(Elliott Schlam)

/s/ MILTON FENG	Director	June 12, 2013
(Milton Feng)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Supertex, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Supertex, Inc. as of March 30, 2013 and March 31, 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supertex, Inc. at March 30, 2013 and March 31, 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Supertex, Inc.’s internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 12, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

June 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders of

Supertex, Inc.

Sunnyvale, California

We have audited Supertex, Inc.’s internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Supertex, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Supertex, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Supertex, Inc. as of March 30, 2013 and March 31, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended and our report dated June 12, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

June 12, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Supertex, Inc.

In our opinion, the accompanying consolidated statements of income, shareholders' equity, comprehensive income, and cash flows for the year ended April 2, 2011, present fairly, in all material respects, the results of operations and cash flows for the year ended April 2, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

SUPERTEX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 30, 2013	March 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$16,414	$19,860
Short-term investments	123,847	111,137
Trade accounts receivable, net	7,335	8,021
Inventories	11,344	14,438
Prepaid expenses and other current assets	2,538	6,786
Prepaid income taxes	3,203	3,032
Deferred income taxes	7,517	7,529
Total current assets	172,198	170,803
Long-term investments	13,800	25,900
Property, plant and equipment, net	4,334	4,941
Other assets	787	621
Deferred income taxes, noncurrent	5,659	5,375
Total assets	$196,778	$207,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,521	$1,994
Accrued salaries and employee benefits	13,230	12,434
Other accrued liabilities	633	615
Deferred revenue	2,651	2,560
Income taxes payable	165	23
Total current liabilities	19,200	17,626
Income taxes payable, noncurrent	3,535	4,161
Deferred tax liabilities, noncurrent	115	-
Other accrued liabilities, noncurrent	575	561
Total liabilities	23,425	22,348

Commitments and contingencies (Note 14)

Shareholders’ Equity:
Preferred stock, no par value -- 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 11,526 shares as of March 30, 2013 and 11,992 shares as of March 31, 2012	68,389	68,031
Accumulated other comprehensive loss	(564)	(1,345)
Retained earnings	105,528	118,606
Total shareholders’ equity	173,353	185,292
Total liabilities and shareholders’ equity	$196,778	$207,640

See accompanying Notes to Consolidated Financial Statements.

 SUPERTEX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal Years Ended
	March 30, 2013	March 31, 2012		April 2, 2011
Net sales	$61,000		$65,535		$83,172
Cost of sales	31,163		34,855		37,984
Gross profit	29,837		30,680		45,188
Research and development	13,976		14,399		14,851
Selling, general and administrative	13,137		12,840		14,194
Total operating expenses	27,113		27,239		29,045
Income from operations	2,724		3,441		16,143
Interest income	1,250		999		812
Other income, net	780		405		825
Income before provision for income taxes	4,754		4,845		17,780
Provision for income taxes	507		96		5,498
Net income	$4,247		$4,749		$12,282

Net income per share
Basic	$0.36	$	$ 0.38	$	$ 0.95
Diluted	$0.36	$	$ 0.38	$	$ 0.94
Shares used in per share computation:
Basic	11,716		12,340		12,976
Diluted	11,718		12,351		13,030

See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Net income	$4,247	$4,749	$12,282
Other comprehensive income:
Unrealized gain on available-for-sale investments, net	1,202	520	1,607
Tax benefit (provision) related to other comprehensive income	(421)	(182)	(724)
Other comprehensive income, net of tax	781	338	883
Comprehensive income	$5,028	$5,087	$13,165

See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

	Number of Common Shares	Stock Amount	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Share-holders’ Equity

Balance, April 3, 2010	12,944	$64,296	$(2,566)	$118,646	$180,376
Stock options exercised	130	2,355	-	-	2,355
Issuance of shares under ESPP	7	178	-	-	178
Stock repurchase	(273)	(1,442)	-	(4,825)	(6,267)
Stock-based compensation expense	-	3,099	-	-	3,099
Tax benefit (provision) related to stock-based compensation plans	-	13	-	-	13
Net income	-	-	-	12,282	12,282
Unrealized gain from available-for-sale investments, net of taxes	-	-	883	-	883
Balance, April 2, 2011	12,808	68,499	(1,683)	126,103	192,919
Stock options exercised	77	1,317	-	-	1,317
Issuance of shares under ESPP	8	159	-	-	159
Stock repurchase	(901)	(4,893)	-	(12,246)	(17,139)
Stock-based compensation expense	-	3,031	-	-	3,031
Tax benefit (provision) related to stock-based compensation plans	-	(82)	-	-	(82)
Net income	-	-	-	4,749	4,749
Unrealized gain from available-for-sale investments, net of taxes	-	-	338	-	338
Balance, March 31, 2012	11,992	68,031	(1,345)	118,606	185,292
Stock options exercised	26	480	-	-	480
Issuance of shares under ESPP	6	114	-	-	114
Stock repurchase	(498)	(2,871)	-	(5,802)	(8,673)
Cash dividends declared and paid	-	-	-	(11,523)	(11,523)
Stock-based compensation expense	-	2,801	-	-	2,801
Tax benefit (provision) related to stock-based compensation plans	-	(166)	-	-	(166)
Net income	-	-	-	4,247	4,247
Unrealized gain from available-for-sale investments, net of taxes	-	-	781	-	781
Balance, March 30, 2013	11,526	$68,389	$(564)	$105,528	$173,353

See accompanying Notes to Consolidated Financial Statements.

SUPERTEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,247	$4,749	$12,282
Non-cash adjustments to net income:
Depreciation and amortization	1,301	1,918	2,303
Provision for doubtful accounts and sales returns	284	108	525
Provision for excess and obsolete inventories	1,847	4,667	2,859
Deferred income taxes	(578)	(877)	484
Stock-based compensation	2,801	3,031	3,099
Tax benefit (provision) related to stock-based compensation plans	(166)	(82)	13
Excess tax benefit related to stock-based compensation plans	-	(1)	(7)
Unrealized loss (gain) from short-term investments, categorized as trading	(806)	(250)	(689)
Amortization of premium on short-term investments	2,540	2,825	2,305
Loss (gain) on disposal of property, plant and equipment	-	1	(98)
Changes in operating assets and liabilities:
Trade accounts receivable	402	(19)	2,125
Inventories	1,247	1,495	(8,009)
Prepaid expenses and other assets	4,382	(3,820)	745
Prepaid income taxes	(171)	3,429	(4,005)
Trade accounts payable and accrued expenses	1,309	(1,224)	418
Deferred revenue	91	(1,104)	(298)
Income taxes payable	(484)	(3,054)	2,703
Net cash provided by operating activities	18,246	11,792	16,755
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(655)	(1,099)	(1,210)
Proceeds from disposal of property, plant and equipment	7	-	100
Purchases of investments	(110,383)	(170,567)	(176,970)
Sales of investments	43,145	108,766	53,699
Maturities and redemptions of investments	65,796	62,668	125,162
Net cash (used in) provided by investing activities	(2,090)	(232)	781
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	594	1,476	2,533
Stock repurchases	(8,673)	(17,139)	(6,267)
Payments of dividends to shareholders	(11,523)	-	-
Excess tax benefit related to stock-based compensation	-	1	7
Net cash provided by (used in) financing activities	(19,602)	(15,662)	(3,727)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,446)	(4,102)	13,809
CASH AND CASH EQUIVALENTS:
Beginning of period	19,860	23,962	10,153
End of period	$16,414	$19,860	$23,962
Supplemental cash flow disclosures:
Net income taxes paid (refunds)	$(2,656)	$4,792	$5,089

See accompanying Notes to Consolidated Financial Statements

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Period

The Company uses a 52-53 week fiscal year ending the Saturday nearest to March 31st.  Fiscal years 2013, 2012 and 2011 each comprised 52 weeks.

Revision to previously issued financial statements

During fiscal year 2012, the Company identified that it had not been appropriately classifying the non-cash amortization of premiums paid on debt instruments within the Consolidated Statement of Cash Flows. The Company incorrectly reflected the amortization as a cash inflow from investing activities rather than a reconciling item in arriving at net cash provided by operating activities. The Company determined to revise its Consolidated Statement of Cash Flows to correct this error. Accordingly, the Company revised the accompanying Consolidated Statement of Cash Flows for the fiscal year ended April 2, 2011. The misclassifications did not impact the Consolidated Statement of Income. The revisions are not material to previously issued financial statements. The amounts of the revisions are shown in the table below (in thousands):

	Operating Activities Impact			Investing Activities Impact
Fiscal Year Ended	As reported	Adjustment	As revised	As reported	Adjustment	As revised
April 2, 2011	$14,450	$2,305	$16,755	$3,086	$(2,305)	$781

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  Significant estimates in these financial statements include revenue recognition, provision for sales returns and allowances, allowance for doubtful accounts, warranty reserves, estimates for useful lives associated with long lived assets, asset impairments, auction rate security (“ARS”) valuation, net realizable value of inventories, asset retirement obligations, certain accrued liabilities and provision for income taxes and tax valuation allowance.  Actual results could differ from those estimates.

Certain Risks and Uncertainties

The Company’s business is concentrated in the high voltage semiconductor component industry, which is rapidly changing, highly competitive and subject to competitive pricing pressures.  The Company's operating results may experience substantial period-to-period fluctuations due to these factors, including the cyclical nature of the semiconductor industry, the changes in customer requirements, the timing of introduction of new products, the Company's ability to implement new capabilities or technologies, its ability to manufacture efficiently, its reliance on subcontractors and vendors, and general economic conditions.

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Investments with an original or remaining maturity of 90 days or less, as of the date of purchase, are considered cash equivalents, and consist of money market funds, municipal bonds, corporate bonds, government agency bonds, certificates of deposite and commercial paper. The Company maintains cash balances at a variety of financial institutions and has not experienced any material losses relating to such balances.

Short-term and long-term investments

The appropriate classification of investments in marketable securities is determined at the time of purchase based on management’s intended holding period and the realizability of the investment, and such designation is reevaluated at each balance sheet date. The Company also monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary. Investments categorized as trading consisted entirely of investments in mutual funds held by the Company’s Non-qualified Deferred Compensation Plan (“NQDCP”) and are included as short-term investments on the consolidated balance sheets.

The Company’s short-term and long-term investments as of March 30, 2013 are composed of municipal bonds, corporate bonds, ARS, government agency bonds, commercial papers and certificates of deposits.  Unrealized gains and losses are reported in accumulated other comprehensive income (loss), a separate component of shareholders’ equity, net of any related tax effect. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income (expense). There were no realized losses and declines in value judged to be other than temporary recorded in fiscal years 2013, 2012 and 2011.  For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. The ARS investments held by the Company as of March 30, 2013 have experienced failed auctions due to sales orders exceeding purchase orders, so the Company’s ARS investments are considered illiquid until there is a successful auction for them. As of March 30, 2013, the fair value of $13,800,000 ARS was presented in long-term investments. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of ARS, the fair value was estimated based on a discounted cash flow model and included a discount factor for illiquidity of the ARS market. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods and contractual terms of the security.

The Company reviews its impairments to determine the classification of the impairment as “temporary” or “other-than-temporary.” Declines in fair value that are considered other t han temporary are reported in the statement of income and those that are considered temporary are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

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

Based on this assessment of fair value of ARS as of March 30, 2013, the unrealized loss of $1,250,000 was recorded in accumulated other comprehensive loss, net of tax of $437,000.

The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes of credit ratings, as well as collateral values, default rate of underlying assets, counterparty risk and ongoing strength of the liquidity market (See Notes 2 and 3).

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Concentration of credit risk and foreign operations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term and long-term investments, and accounts receivable.  The Company’s accounts receivable are derived from sales and earned from customers located in the U.S. and certain foreign countries and regions, including Europe, China, Japan, and the rest of Asia.  For the years ended March 30, 2013,  March 31, 2012 and April 2, 2011, sales to foreign customers based on destination locations were all denominated in U.S. dollars and accounted for 70%,  65% and 71%, of net sales, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers.

As of March 30, 2013, one customer accounted for 12% of gross accounts receivable, and as of March 31, 2012, two customers accounted for 12% and 11% of gross accounts receivable, respectively.

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

A small percentage of the Company’s assets are denominated in Hong Kong dollars, Chinese Renminbi and Japanese Yen to fund its subsidiary's and branch offices' daily cash requirements.  All other cash and investment accounts are denominated in United States dollars and domiciled in the United States with the exception of one investment account that is domiciled in Ireland.

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

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Management must determine the probability that the Company will be able to utilize deferred tax assets. If it determines that recovery is unlikely, then a valuation allowance against the deferred tax asset is recorded resulting in increased income tax expense. As of March 30, 2013, the Company believes that the deferred tax assets recorded on its balance sheet will be utilized.  However, should there be a change in the Company’s  ability to utilize or

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

recover its deferred tax assets, an additional income tax expense would be incurred in the period in which it was determined that the recovery is not probable.

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

Advertising Costs

The Company expenses advertising and promotional costs as they are incurred. Advertising expense was immaterial for fiscal 2013, 2012 and 2011.

Fair Value of Financial Instruments

Carrying amounts of the Company's financial instruments including cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value.

Comprehensive Income

Comprehensive income includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, as presented on the accompanying balance sheets, consists of unrealized gains and losses on available-for-sale securities, net of tax. The cost of a security sold or the amount of reclassified our of accumulated other comprehensive income into earnings is determined based on specific identification of the security.

Reclassifications

For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect the Company’s net income, as previously reported.

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standard Board (“FASB”) issued an amendment regarding net income or other comprehensive income in financial statements.  This amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This amendment is effective prospectively for reporting periods beginning after December 15, 2012 (the fiscal quarter ending June 29, 2013 for the Company).

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Company’s money market investments, certificates of deposit purchased directly from the bank, and Non Qualified Deferred Compensation (NQDCP) assets and liabilities are valued using Level 1 inputs. Fixed income

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

available-for-sale portfolio mainly consisting of municipal bonds, US government agency bonds, corporate bonds, commercial papers and certificates of deposit bought in the secondary market are valued using Level 2 inputs.

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

In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including, but not limited to liquidity discount for the current ARS market, and the timing of recovery of ARS market from three to six years. The Company used a term of four years; current coupon rate range of .2%-.3%; discount margin range of 1.55%-2.05%; and illiquidity discount range of 3.04%- 5.05%. The Company believes these estimated ranges of inputs used for computing fair values of its ARS are appropriate taking into consideration historical ARS market data, the possibility of development of a secondary market for ARS, recent market participant behaviors, and public policy implications associated with the student loan based ARS market. The Company concluded that the fair value of its ARS was $13,800,000, or 92% of par value, as of March 30, 2013 and recorded a temporary impairment of  $1,250,000 as a component of other comprehensive loss.

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

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables summarize assets and liabilities measured at fair value as of March 30, 2013 and March 31, 2012, excluding accrued interest (in thousands):_

	March 30, 2013
	Fair value measurements
Assets	Level 1		Level 2	Level 3	Total
Money market funds	$13,476	(1)	$-	$-	$13,476
Municipal bonds	-		58,658	-	58,658
Corporate bonds	-		25,825	-	25,825
Government agency bonds	-		16,187	-	16,187
Certificate of deposits	3,459		4,300	-	7,759
Commercial Papers			5,745		5,745
Equity mutual funds related to NQDCP	9,673		-	-	9,673
Long-term investments in ARS	-		-	13,800	13,800
Total assets at fair value	$26,608		$110,715	$13,800	$151,123
Liabilities
Obligation related to NQDCP	$9,673		$-	$-	$9,673

	March 31, 2012
	Fair value measurements
Assets	Level 1		Level 2	Level 3	Total
Money market funds	$16,453	(1)	$-	$-	$16,453
Municipal bonds	-		32,268	-	32,268
Corporate bonds	-		36,947	-	36,947
Government agency bonds	-		26,010	-	26,010
Certificate of deposits	3,000		4,262	-	7,262
Equity mutual funds related to NQDCP	8,650		-	-	8,650
Long-term investments in ARS	-		-	25,900	25,900
Total assets at fair value	$28,103		$99,487	$25,900	$153,490
Liabilities
Obligation related to NQDCP	$8,650		$-	$-	$8,650

____________________

(1) Money market funds of $13,476,000 and  $16,453,000 were classified as cash equivalents as of March 30, 2013 and March 31, 2012.

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

There were no significant transfers between Level 1, Level 2 and Level 3 during fiscal year 2013.  The following table summarizes the change in fair value of the Company’s level 3 assets during the fiscal year ended March 30, 2013 (in thousands):

Fair value measurements of assets using level 3 inputs	Long-term investments in ARS
Balance as of April 3, 2010	$65,000
Redemption of investments in ARS at par	(36,450)
Reversals of unrealized losses due to redemptions	2,222
Change in fair value of existing ARS	(572)
Balance as of April 2, 2011	30,200
Redemption of investments in ARS at par	(4,700)
Reversals of unrealized losses due to redemptions	388
Change in fair value of existing ARS	12
Balance as of March 31, 2012	25,900
Redemption of investments in ARS at par	(13,000)
Reversals of unrealized losses due to redemptions	1,023
Change in fair value of existing ARS	(123)
Balance as of March 30, 2013	$13,800

The Company recognizes transfers into and out of levels within the fair value hierarchy based on the transaction or the change in circumstances at the end of the fiscal month.

During the fiscal year ended March 30, 2013, the Company received $13,000,000 relating to ARS redeemed at par value.

Subsequent to March 30, 2013, the Company received two ARS redemptions at par value totaling  $12,950,000.

3. CASH AND CASH EQUIVALENTS AND INVESTMENTS

The Company’s cash and cash equivalents as of March 30, 2013, and March 31, 2012 are as follows (in thousands):

	March 30, 2013	March 31, 2012
Cash	$2,938	$3,407
Cash equivalents:
Money market funds	13,476	16,453
Total cash and cash equivalents	$16,414	$19,860

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s portfolio of short-term and long-term investments as of March 30, 2013 and March 31, 2012 is as follows (in thousands):

	March 30, 2013
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities:
Equity mutual funds related to NQDCP	$9,673	$-	$-	$9,673
Available-for-sale securities:
Municipal bonds	58,524	156	(22)	58,658
Corporate bonds	25,667	161	(3)	25,825
Government agency bonds	16,106	82	(1)	16,187
Certificates of deposits	7,758	5	(4)	7,759
Commercial Papers	5,743	2	-	5,745
Total short-term investments	$123,471	$406	$(30)	$123,847

Long-term investments:
Available-for sale securities	$15,050	$-	$(1,250)	$13,800
			.
	March 31, 2012
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities
Equity mutual funds related to NQDCP	$8,650	$-	$-	$8,650
Available-for-sale securities:
Municipal bonds	32,250	39	(21)	32,268
Corporate bonds	36,912	68	(33)	36,947
Government agency bonds	25,984	33	(7)	26,010
Certificates of deposits	7,267	4	(9)	7,262
Total short-term investments	$111,063	$144	$(70)	$111,137

Long-term investments:
Available-for sale securities	$28,050	$-	$(2,150)	$25,900

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s short-term and long-term investments by contractual maturities are as follows (in thousands):

	March 30, 2013	March 31, 2012
Short-term investment:
Trading securities:
Due in 12 months or less	$9,673	$8,650
Available-for-sale securities:
Due in 12 months or less	45,190	62,504
Due in 12 to 24 months	23,019	29,903
Due in 24 to 36 months	32,345	2,682
Due in 36 to 49 months	13,620	7,398
Total short-term investments	$123,847	$111,137
Long-term investment:
Available-for-sale securities at fair value:
Due after ten years	$13,800	$25,900
Total long-term investments	$13,800	$25,900

Short-term investments classified as trading securities for fiscal years 2013 and 2012 consisted entirely of investments in mutual funds held by the NQDCP. Unrealized gain on trading securities was $806,000 for the fiscal year ended March 30, 2013, compared to $250,000 for the fiscal year ended March 31, 2012.

The Company’s available-for-sale portfolio in fiscal 2013 was comprised of municipal bonds, corporate bonds, ARS, government agency bonds, commercial papers and certificates of deposits.

During the fiscal year ended March 30, 2013, the Company disposed of short-term available-for-sale securities totaling $95,883,000 at par. During the fiscal years ended March 31, 2012 and April 2, 2011, the Company disposed of short-term available-for-sale securities totaling $166,681,000 and $142,098,000, respectively.  The realized gains and losses of these transactions were immaterial.

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

Accordingly, ARS with a par value of $15,050,000 and $28,050,000 were classified as non-current assets and were presented in long-term investments at fair value of $13,800,000 and $25,900,000, respectively, as of March 30, 2013 and March 31, 2012.

The ARS are investments with contractual maturities generally between 24 to 28 years. They are in the form of auction rate bonds, whose interest rates had historically been reset every seven to thirty-five days through an auction process. At the end of each reset period, investors could sell or continue to hold the securities at par. These ARS held by the Company are primarily backed by pools of student loans and a significant portion are collateralized and guaranteed by the United States Department of Education.  Until February 2012, the Company's ARS were rated by the major independent rating agencies as AAA.  However, one of the securities was downgraded by S&P in February 2012 to AA+, then in June 2012 to A with a negative outlook and was downgraded by Fitch in May 2013 to A with a watch negative.  Also in May 2013, the other ARS was downgraded from AAA to AAA with a watch negative by Fitch. The Company believes these downgrades have no impact on the fair value of this ARS.

As of March 30, 2013, all of the Company’s long-term investment securities were reported at fair value. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of ARS, the fair value was

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

estimated based on a discounted cash flow model. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods, and contractual terms of the security.

The Company concluded that the decline in the fair value of ARS investments as of March 30, 2013, was not other than temporary in part due to the following:

•	the decline in the fair value is due to unusual general market conditions;
•	these investments are of high credit quality and a significant portion of them are collateralized and are guaranteed by the US Department of Education;
•	as of March 30, 2013, there have been no defaults on the ARS held by the Company;
•	the Company’s ARS holdings are all rated at least A with a watch negative;
•	the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs; and
•

to the extent the Company’s ARS have been redeemed, they were redeemed at par value. The Company received redemptions of $13,000,000, $4,700,000 and $36,450,000, all at par value in fiscal 2013, 2012 and 2011, respectively.  Subsequent to March 30, 2013, redemptions on the Company's two ARS were received at par value, one fully redeemed for $12,800,000 and the other partially redeemed for $150,000.

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

During the quarter ended December 29, 2012 the Company loaned $300,000 under a convertible promissory note to a private startup company developing products based on new technology. This private startup company currently intends to use the Company's ICs for its prototype systems. Sales to date have not been material for the Company. This loan was recorded as a long-term asset as of March 30, 2013. This unsecured loan accrues at a 5% annual interest rate with principle and interest convertible to preferred stock at a discount and matures on December 31, 2013.  The Company has the right to invest an additional $1,700,000 in the Company's next financing round and convert its current loan to equity at a discount. As of March 30, 2013 the Company had no ownership in this startup company and management believes that this loan of $300,000 is 100% realizable.

4.  ACCOUNTS RECEIVABLE, NET (in thousands):

	March 30, 2013	March 31, 2012
Accounts receivable	$7,671	$8,447
Less: Allowance for doubtful accounts and sales returns	(336)	(426)
Total trade accounts receivable, net	$7,335	$8,021

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Allowances for doubtful accounts related to trade and other accounts receivable are (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other	Balance at End of Period
Twelve months ended March 30, 2013	$213	$26	$(133)	$106
Twelve months ended March 31, 2012	$247	$7	$(41)	$213
Twelve months ended April 2, 2011	$242	$5	$-	$247

_________________________

(1) Bad debt expense..

The allowance for doubtful accounts related to other receivable amounted to $62,000 for both March 31, 2012 and March 30, 2013.  As of March 30, 2013 and March 31, 2012, gross other receivable were $69,000 and $115,000, respectively.

Allowances for sales returns are (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other	Balance at End of Period
Twelve months ended March 30, 2013	$213	$259	$(242)	$230
Twelve months ended March 31, 2012	$234	$91	$(112)	$213
Twelve months ended April 2, 2011	$217	$556	$(539)	$234

________________________

(1) Represents amounts charged to the allowance for sales returns.

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representative and distributors.  Sales to distributors and related cost of sales are recognized upon resale to their end customers.

The Company has estimated that its OEM customer, General Electric Company, accounted for 12%, 11%, and 12% of its net sales from both direct and indirect channels for fiscal 2013, 2012, and 2011, respectively. The sales to a distributor customer, YEL Electronics, accounted for 11% of the Company’s net sales in fiscal 2013. No other direct and/or indirect customer accounted for more than 10% of net sales in fiscal 2013, 2012 and 2011.

5.             INVENTORIES (in thousands):

	March 30, 2013	March 31, 2012
Raw materials	$470	$936
Work-in-process	7,310	8,221
Finished goods	2,324	4,195
Finished goods at distributors and on consignment	1,240	1,086
Total Inventories	$11,344	$14,438

The Company wrote down inventory totaling $1,847,000,  $4,667,000 and $2,859,000 for fiscal years 2013, 2012 and 2011, respectively.  The Company sold previously written down inventory of  $1,684,000,  $1,176,000 and $1,358,000 for fiscal 2013, 2012 and 2011, respectively.

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6.                         PROPERTY, PLANT AND EQUIPMENT (in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012
Land	$825	$825
Machinery and equipment	38,944	38,696
Leasehold improvements	3,098	3,076
Building	2,563	2,563
Furniture and fixtures	334	354
	45,764	45,514
Less accumulated depreciation and amortization	(41,430)	(40,573)
Property, plant and equipment, net	$4,334	$4,941

7.            PRODUCT RETURN AND WARRANTY RESERVES

The Company’s standard policy is to accept the return of defective parts for credit from non-distributor customers for a period of 90 days from date of shipment. This period may be extended in certain cases. The Company records estimated product returns as  a reduction to revenue in the same period as the related revenues are recorded. These estimates are based on historical experience, analysis of outstanding return material authorizations, and allowance authorization data. See Note 4 to the Consolidated Financial Statements for the reductions to revenue for estimated product returns for the fiscal years 2013, 2012 and 2011.

For sales through distributors, the Company's policy is to replace under warranty defective products at its own expense for a period of 90 days from date of shipment. This period may be extended in certain cases. This liability is limited to replacement of the product as well as freight and delivery costs. In certain cases, the Company may pay for rework.

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses. The warranty reserves were  $54,000 and $45,000, respectively, as of March 30, 2013 and March 31, 2012.

8.INCOME TAXES

The domestic and foreign components of income before income taxes are (in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
United States	$2,600	$1,952	$15,663
Foreign	2,154	2,893	2,117
Income before provision for income taxes	4,754	4,845	17,780

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Current:
Federal	$799	$375	$4,416
State	8	115	(33)
Non-US	441	573	716
	1,248	1,063	5,099
Deferred:
Federal	(730)	(915)	(593)
State	1	(22)	998
Non-US	(12)	(30)	(6)
	(741)	(967)	399
Total provision for income taxes	$507	$96	$5,498

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Tax provision at US statutory rates	34%	35%	35%
State tax provision, net of Federal benefits	(1)	(9)	7
Tax credits	(15)	(10)	(3)
Domestic production activity deduction	-	-	(5)
Foreign earnings tax differential	(12)	(10)	-
Tax exempt investment income	(3)	(3)	(1)
Stock based compensation	1	1	-
Other	7	(2)	(2)
Effective income tax rate	11%	2%	31%

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (the "2012 Act"). Under prior law, a tax payer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Act extends the research credit for two years to December 31, 2013. The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the retroactive extension, the Company recognized a tax benefit of approximately $100,000. The tax benefit was recognized in the fourth quarter of fiscal 2013.

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Foreign Currency Remeasurement

The functional currency of the Company’s Hong Kong subsidiary is the U.S. dollar.  As such, gains and losses resulting from remeasurement from local currency to the U.S. dollar are included in other income (expense), net.  Such gains and losses have not been material for any period presented.

Significant components of deferred tax assets are as follows (in thousands):

	Fiscal Years Ended
Deferred tax assets:	March 30, 2013	March 31, 2012
Inventory write downs	$3,128	$3,277
Temporary investment impairment	307	757
Accrued liabilities	3,496	3,206
Depreciation and amortization	615	660
Stock compensation	4,065	3,444
Deferred revenue on shipments to distributors	432	528
Allowances for doubtful accounts and sales returns	93	138
Accrued employee benefits	592	673
Other	1,724	1,295
Gross deferred tax assets	14,452	13,978
Valuation allowance	(1,276)	(947)
Deferred tax assets, net of valuation allowance	13,176	13,031
Deferred tax liabilities	(115)	(127)
Net deferred tax assets	$13,061	$12,904

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

Changes in valuation allowance for the fiscal years ended March 30, 2013, March 31, 2012, and April 2, 2011 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge(1)	Deductions and Other	Balance at End of Period
Twelve months ended March 30, 2013	$947	$557	$(228)	$1,276
Twelve months ended March 31, 2012	$424	$419	$104	$947
Twelve months ended April 2, 2011	$816	$1,161	$(1,553)	$424

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

In fiscal years 2013 and 2012, the Company reversed tax benefits of $166,000 and $82,000, respectively, which had been previously recorded on the recognition of stock-based compensation expense for non-qualified stock options, whereas in fiscal 2011 the Company had recorded such tax benefits of $13,000. Such benefits were recognized as

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

an increase to shareholders’ equity while the fiscal 2013 and 2012 reversal was recognized as a decrease to shareholders’ equity.

During the year ended March 30, 2013, the liability for uncertain tax positions less accrued interest and penalties decreased from $3,661,000 to $3,160,000.  Of the total $3,160,000 of unrecognized tax benefits, $2,275,000 represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods.  The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

A reconciliation of the April 2, 2011 through March 30, 2013 amount of unrecognized tax benefits (“UTB”) is as follows (in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Beginning balance	$3,661	$4,052	$4,142
(Decreases) increases of unrecognized tax benefits related to prior years' UTB	(34)	(3)	141
Increases of unrecognized tax benefits related to current year's UTB	200	174	481
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(667)	(562)	(712)
Ending balance	$3,160	$3,661	$4,052

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended March 30, 2013, the Company recorded estimated reduction in interest of $56,000 and estimated penalties of $6,000, which accumulated to balances of $438,000 for estimated interest and $158,000 for estimated penalties related to uncertain tax positions.

The liability for uncertain tax positions, including accrued interest and accrued penalties as of March 30, 2013 was  $1,100,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company and its subsidiaries are subject to taxation in various jurisdictions, including federal, state and foreign.  The Company’s federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2002. The Company has filed all tax returns for jurisdictions in which the Company does business, and there are no open examinations.

9.   COMPREHENSIVE INCOME

As of March 30, 2013, the total unrealized loss on available-for-sale investments amounted to $874,000, which was recorded in accumulated other comprehensive loss, net of tax of $310,000. As of March 31, 2012, the total unrealized loss on available-for-sale investments amounted to $2,076,000, which was recorded in accumulated other comprehensive loss, net of tax of $731,000.

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10. COMMON STOCK REPURCHASES

Share repurchase activities were as follows:

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Number of shares repurchased	498,000	901,000	273,000
Cost of shares repurchased	$8,673,000	$17,139,000	$6,267,000
Average price per share	$17.42	$19.02	$22.97

In January 2011, the Board of Directors designated $60,000,000 of the Company’s cash, cash equivalents and investments for a major stock repurchase through March 30, 2013, and accordingly increased the Company’s share repurchase program from approximately 556,000 shares to 2,500,000 shares. The amended repurchase program has no expiration date except, unless extended, when an aggregate of 2,500,000 shares have been repurchased, either on the open market or through private transactions. From January 2011 through March 30, 2013, the Company applied approximately $32 million to stock repurchases.  As of March 30, 2013, there were approximately 828,000 shares authorized for future repurchase under the Company’s current program.

In addition to the current repurchase program, the Company had other programs since 1992 and under all such programs through March 30, 2013, the Company has repurchased a total of approximately 4,016,000 shares of the common stock for an aggregate cost of $68,630,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares.

11.            EMPLOYEE BENEFIT PLANS

Profit Sharing Plan - The Company has a discretionary profit sharing plan for the benefit of eligible employees.  Related expenses were $361,000, $463,000  and $1,672,000, in fiscal 2013, 2012 and 2011, respectively.

Savings and Retirement Plan - The Supertex 401K Savings and Retirement Plan allows for employee savings intended to qualify under the provisions of Section 401 of the Internal Revenue Code (IRC).  Employees having at least three months of service may make pretax contributions of up to the IRC maximum allowable amount of their qualified compensation.  The Company matches certain percentages of employee contributions, all of which are 100% vested.  In fiscal years 2013, 2012 and 2011, the Company's matching contributions were $158,000,  $182,000 and $179,000, respectively.

Deferred Compensation Plan - The Non-Qualified Deferred Compensation Plan (the “NQDCP”) is a plan that covers a select group of senior management or highly compensated employees of the Company.  The NQDCP was adopted by the Company, effective January 1, 1996.  The Plan assets as of March 30, 2013 of $9,673,000 were included in short-term investments in the Company's consolidated balance sheet and classified as trading securities.  Such assets shall at all times be subject to claims of the general creditors of the Company. The Company’s liability for this plan as of March 30, 2013 amounts to $9,673,000 and this amount is included in accrued salaries and employee benefits in the Company’s consolidated balance sheet. The Company does not make matching or other contributions to the Plan. An increase or decrease in the fair value of the Company's NQDCP assets corresponds to an increase or decrease in the NQDCP liability. To recognize the increase or decrease in the NQDCP plan assets, we record the difference in fair value to other income (expense) net. Correspondingly, to recognize the increase or decrease in the NQDCP liability, we record the difference to other benefits expense.

NQDCP obligations are based on the fair value of the underlying assets owed to participants as stipulated by the NQDCP and are included in accrued liabilities in the consolidated financial statements.  The Executive Compensation Committee is responsible for the general administration and interpretation of the NQDCP and for

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

carrying out its provisions.

Employee Stock Purchase Plan - The shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (the “ESPP”) and the reservation of shares of common stock for issuance under this Plan at the August 18, 2000 annual shareholders meeting. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 500,000 plus an annual increase on the first day of the Company’s fiscal year of the lesser of 100,000 shares or three percent (3%) of the outstanding shares on that date or a lesser amount determined by the Board of Directors. During fiscal 2013,  the Board of Directors determined not to increase the maximum aggregate number of shares of common stock available for purchase under the ESPP. Eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the ending of a six-month offering period.  An eligible employee may purchase no more than 500 shares of common stock during any six-month accumulation period.

For fiscal year 2013, there were  6,025 shares of the Company’s common stock that were issued under the ESPP compared to 8,369 shares and 7,422 shares of common stock issued in fiscal 2012 and 2011 respectively. There were 190,534 shares available for future issuance under the ESPP as of March 30, 2013.

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

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Activities under the 2001 and 2009 Plans are as follows:

		Options Outstanding
	Available For Grant	Shares	Price Per Share			Weighted Average Exercise Price per share
Balance, April 3, 2010	1,117,289	1,444,942	$15.67	-	$46.92	$27.31
Granted	(285,040)	285,040	22.01	-	27.23	25.07
Exercised	-	(129,760)	15.67	-	25.30	16.13
Canceled	145,600	(145,600)	20.85	-	41.05	30.84
Balance, April 2, 2011	977,849	1,454,622	15.67	-	46.92	27.57
Granted	(374,580)	374,580	18.46	-	21.86	23.63
Exercised	-	(77,080)	15.67	-	20.86	18.15
Canceled	74,160	(74,160)	18.51	-	41.05	25.75
Balance, March 31, 2012	677,429	1,677,962	17.39	-	46.92	26.49
Granted	(117,500)	117,500	17.29	-	22.59	19.39
Exercised	-	(25,600)	17.39	-	20.86	18.73
Canceled	237,222	(237,222)	18.18	-	46.92	31.58
Balance, March 30, 2013	797,151	1,532,640	$17.29	-	$46.92	$25.29

As of March 30, 2013, options outstanding and options exercisable under the 2001 Option Plan had intrinsic values of $422,000 and $344,000, respectively, and options outstanding and options exercisable under the 2009 Plan had intrinsic values of $1,019,000 and $129,000, respectively.

The options outstanding and currently exercisable by exercise price under the 2001 and the 2009 Plans as of March 30, 2013 are as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$17.29	-	$19.99	307,940	8.57	$18.87	38,760	$18.95
20.00	-	24.99	625,120	6.67	21.48	357,096	21.18
25.00	-	29.99	290,080	5.86	26.94	203,552	26.96
30.00	-	34.99	85,500	4.48	33.93	85,500	33.93
35.00	-	39.99	89,300	4.13	35.83	89,300	35.83
40.00	-	44.99	118,700	0.60	40.85	118,700	40.85
45.00	-	46.92	16,000	0.67	46.92	16,000	46.92
$17.29	-	$46.92	1,532,640	6.10	$25.29	908,908	$28.04

The weighted average fair value of options granted during fiscal 2013, 2012 and 2011 was $7.98, $7.88  and $10.14 per share, respectively.  All options were granted at the closing trading price of the Company's common stock on the date prior to the date of grant. The total intrinsic value of options exercised during the fiscal year ended March 30, 2013 was $40,000, compared to $178,000 and $852,000 for the fiscal years ended March 31, 2012 and April 2, 2011, respectively.

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The stock-based compensation expense for the fiscal year ended March 30, 2013,  March 31, 2012, and April 2, 2011 is as follows (in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Cost of sales	$472	$590	$676
Research and development expenses	1,348	1,271	1,394
Selling, general and administrative expenses	981	1,170	1,029
Total stock-based compensation expense	2,801	3,031	3,099

During the fiscal year ended March 30, 2013, the Company granted 87,500 options with an estimated total grant date fair value of $698,000 to its employees. During the fiscal year ended March 31, 2012, the Company granted 374,580 options with an estimated total grant date fair value of $2,951,000. During the fiscal year ended April 2, 2011, the Company granted 285,040 options with an estimated total grant date fair value of $2,891,000.

As of March 30, 2013, the unrecognized employee stock-based compensation cost balance related to stock options, net of forfeitures,  was $3,531,000 and will be recognized over an estimated weighted average amortization period of approximately 1.72 years.

Valuation Assumptions

In valuing the stock-based compensation expense, the options and awards were stratified into two categories, namely: directors and officers (“D&O”) and all other employees (“All Others”), as the experiences of these two groups were different for the expected term of the options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Fiscal Years Ended
	March 30, 2013		March 31, 2012
	Directors & Officers	All Other Employees	Directors & Officers	All Other Employees
Expected term (years)	6.5	5.25-6.00	6.5	4.75-5.00
Stock volatility	40.45%	40.10% - 40.66%	43.75%	41.01% - 41.36%
Risk free interest rates	0.93%	0.66% - 0.99%	1.34%	0.83% - 1.49%
Dividend yields	0.00%	0.00%	0.00%	0.00%

The Company analyzed various data points to determine the most accurate expected term by group. In the course of its analysis, it considered various factors, including vesting terms and period of awards, contractual term of the award, employee historical exercise, post-vesting employment termination behavior, expected term data from peer companies and various other factors.  The Company has identified its own historical volatility to be the most appropriate and most representative of the expected volatility rate to be used for valuing stock-based compensation under the Black-Scholes option-pricing model. The expected volatility was based on the expected term of the two groups of options to be valued.  The Company continues to use the estimate of risk-free rate based on the U.S. Treasury yield curve in effect at the time of grant.  The Company since inception has never paid a regular dividend, only paying a special dividend during fiscal 2013 of $1.00 per share of outstanding common stock, totaling $11,523,000. As a result, the Company assumes an expected dividend yield of zero

During fiscal 2013, the Board of Directors declared and paid a special dividend of $1.00 per share of the Company's outstanding common stock, totaling $11,523,000. The Company did not pay cash dividends in fiscal 2012.

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Net income	$4,247	$4,749	$12,282
BASIC:
Weighted average shares outstanding for the period	11,716	12,340	12,976
Net income per share	$0.36	$0.38	$0.95

DILUTED:
Weighted average shares outstanding for the period	11,716	12,340	12,976
Effect of dilutive securities: stock options and ESPP	2	11	54
Total	11,718	12,351	13,030
Net income per share	$0.36	$0.38	$0.94

Options to purchase  1,649,046 shares of the Company’s common stock at an average price of $26.28 per share,  1,551,348 shares at an average price of $27.14 per share, and 1,303,654 shares at an average price of $28.72 per share in fiscal 2013, 2012, and 2011, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

13.  SEGMENT INFORMATION

The Company operates in one business segment comprising of the design, development, manufacturing and marketing of high voltage analog and mixed signal integrated circuits.

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A breakdown of the Company’s total sales to customers in the medical electronics, LED lighting, printer/EL,  telecom, and industrial/other markets for the years ended March 30, 2013, March 31, 2012, and April 2, 2011 are shown below (in thousands):

	Fiscal Years Ended
Net Sales	March 30, 2013	March 31, 2012	April 2, 2011
Medical Electronics	$23,773	$26,363	$30,193
Printers/EL	14,168	16,482	16,390
Industrial/Other	9,292	11,801	14,576
LED Lighting	8,234	6,624	13,327
Telecom	5,533	4,265	8,686
Total Net Sales	$61,000	$65,535	$83,172

The Company's principal markets are in Asia, the US, and Europe.  Below is a summary of net sales by major geographic area for the years ended March 30, 2013,  March 31, 2012 and April 2, 2011 (in thousands):

	Fiscal Years Ended
Net Sales	March 30, 2013	March 31, 2012	April 2, 2011
United States	$18,461	$22,942	$24,304
China	17,101	16,189	21,120
Korea	6,939	4,045	4,985
Europe	6,497	6,494	12,503
Singapore	6,326	8,743	8,140
Asia (excluding China, Korea and Singapore)	5,253	6,805	11,497
Other	423	317	623
Net Sales	$61,000	$65,535	$83,172

Sales are attributed to geographic location based on product shipment destination location.

Property, plant and equipment, net by country was as follows (in thousands):

	March 30, 2013	March 31, 2012
United States	$3,483	$4,019
Hong Kong	851	922
Property, plant and equipment, net	$4,334	$4,941

14.COMMITMENTS AND CONTINGENCIES

Operating Leases

As part of the Company’s acquisition of a six-inch wafer fabrication operation in fiscal 1999, the Company assumed an operating lease for its manufacturing facility.  On April 16, 2010, the Board of Directors of the Company approved the amendment of the lease extending the lease term by five years, expiring on April 30, 2016 at a specified new rent schedule.  Beginning May 2011, the monthly rent was $48,000 with a provision for an annual increase of approximately 3% in each of the following five years.  The Company is responsible for maintenance costs, including property taxes, utilities, insurance and other costs. As of March 30, 2013, the

SUPERTEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Company had an asset retirement obligation of approximately $622,000 as a result of the provisions under this operating lease to restore the property to its original condition at the end of the lease period. The Company is accreting up to this liability over the related lease period, and as of March 30, 2013, the recorded liability which is included in other accrued liabilities amounts to $575,000.

The Company also leases a facility to house its operations in Hong Kong under an operating lease for the equivalent of approximately $19,900 per month exclusive of building maintenance fees, rates, taxes and other duties imposed by the government of Hong Kong upon the leased property.  The original lease for 23,600 square feet and a lease for additional space of 4,500 square feet were combined and renewed in November 2012. This lease covers three years from December 1, 2012 to November 30, 2015.   A lease for additional space of 10,000 square feet was renewed in August 2011 and covers three years from October 1, 2011 to September 30, 2014. The Company has an option to renew all three of these Hong Kong leases for an additional three years.

The Company has other operating leases for its field sales offices in Shenzhen & Shanghai, China, Taiwan, Japan, and Korea expiring at various dates through fiscal year 2016.

Future minimum lease payments under all non-cancelable operating leases as of March 30, 2013 are as follows (in thousands):

Payment Due by Fiscal Year	Operating Lease
2014	$908
2015	853
2016	784
2017	55
$2,600

Facilities rental expenses (net of sublease income) were approximately $1,086,000 in fiscal year 2013. Facilities rental expenses were $1,070,000 in fiscal year 2012 and $1,068,000 in fiscal 2011.

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

(
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

	10.3 (3)	Sixth Amendment to Lease of 71 Vista Montana, San Jose, California dated April 16, 2010, with Sobrato Development Companies #871, as landlord, and Supertex, Inc., as assignee/tenant.

	10.4 (1)	Leases of Hong Kong Facility dated 5/16/08, 9/11/09, and 9/11/09 with Jing Wah Garments Mfg. Co. Ltd.

	10.5 (4)*	2000 Employee Stock Purchase Plan.

	10.6 (5)*	2001 Stock Option Plan.

	10.7 (6)*	2009 Equity Incentive Plan.

	10.8 (1)*	Profit Sharing Bonus Incentive Plan.

	10.9*	Form of Change of Control Agreement entered into by and between Registrant and each Executive Officer

	21.1	Subsidiary of the Registrant.

	23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

	23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

	24.1	Power of Attorney (See signature page).

	31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(1)	Exhibits 3.1, 3.2, 3.3, 3.4, 10.1, 10.2, 10.4, and 10.8 to Registrant’s Annual Report on Form 10-K dated, filed with the SEC on June 11, 2010 are hereby incorporated by reference.

	(2)	Exhibit 3.6 to Registrant’s Current Report on Form 8-K dated December 21, 2007, filed with the SEC on December 28, 2007, is hereby incorporated by reference.

	(3)	Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated April 16, 2010, filed with the SEC on April 22, 2010 is hereby incorporated by reference.

	(4)	Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (File No. 333-47606) which was filed with the SEC and became effective on October 10, 2000, is hereby incorporated by reference.

	(5)	Appendix B of Registrant’s amended Proxy Statement on Schedule 14A filed on August 7, 2001 (File No. 000-12718) is hereby incorporated by reference.

	(6)	Appendix 1 of Registrant’s Proxy Statement on Schedule 14A filed on July 2, 2009 (File No. 000-12718) is hereby incorporated by reference.

	*	Denotes a management contract or compensatory plan or arrangement.