Form 10-Q
period 2013-06-29
SUPERTEX INC
filed 2013-08-08
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2013

or

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

Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on August 2, 2013
Common Stock, no par value	11,561,248
Exhibit index is on Page 36
Total number of pages: 36

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	June 29,	June 30,
	2013	2012
Net sales	$16,198	$16,059
Cost of sales	7,466	8,565
Gross profit	8,732	7,494
Research and development	3,480	3,486
Selling, general and administrative	3,149	3,384
Total operating expenses	6,629	6,870
Income from operations	2,103	624
Interest income	409	301
Other income (expense), net	60	(99)
Income before provision for income taxes	2,572	826
(Benefit from) provision for income taxes	(314)	229
Net income	$2,886	$597

Net income per share
Basic	$0.25	$0.05
Diluted	$0.25	$0.05
Shares used in per share computation:
Basic	11,528	11,999
Diluted	11,585	12,001

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended
	June 29,	June 30,
	2013	2012
Net income	$2,886	$597
Other comprehensive income (loss), net of tax
Net change in unrealized gain (loss) on available-for-sale investments, net of tax effect of ($169) and ($146) for fiscal quarter ended June 29, 2013 and June 30, 2012, respectively	315	271
Reclassification adjustments for net realized gains on available-for-sale securities included in net income, net of tax effect of $53 and $4 for the fiscal quarter ended June 29, 2013 and June 30, 2012, respectively	(99)	(7)
Other comprehensive income, net of tax	216	264
Comprehensive income	$3,102	$861

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	June 29, 2013	March 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$29,184	$16,414
Short-term investments	126,456	123,847
Trade accounts receivable, net	7,688	7,335
Inventories	11,418	11,344
Prepaid expenses and other current assets	2,551	2,538
Prepaid income taxes	3,285	3,203
Deferred income taxes	7,768	7,517
Total current assets	188,350	172,198
Long-term investments	1,900	13,800
Property, plant and equipment, net	4,164	4,334
Other assets	759	787
Deferred income taxes, noncurrent	5,292	5,659
Total assets	$200,465	$196,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,819	$2,521
Accrued salaries and employee benefits	13,229	13,230
Other accrued liabilities	1,148	633
Deferred revenue	2,661	2,651
Income taxes payable	241	165
Total current liabilities	20,098	19,200
Income taxes payable, noncurrent	2,626	3,535
Deferred tax liabilities, noncurrent	115	115
Other accrued liabilities, noncurrent	579	575
Total liabilities	23,418	23,425

Commitments and contingencies (Note 8)

Shareholders’ Equity:
Preferred stock, no par value -- 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 11,525 shares as of June 29, 2013 and 11,526 shares as of March 30, 2013	69,237	68,389
Accumulated other comprehensive loss	(348)	(564)
Retained earnings	108,158	105,528
Total shareholders’ equity	177,047	173,353
Total liabilities and shareholders’ equity	$200,465	$196,778

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	June 29,	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,886	$597
Non-cash adjustments to net income:
Depreciation and amortization	236	358
Provision for doubtful accounts and sales returns	54	130
Provision for excess and obsolete inventories	194	156
Deferred income taxes	-	(127)
Stock-based compensation	643	745
Tax (provision) benefit related to stock-based compensation plans	(12)	7
Unrealized loss from short-term investments, categorized as trading	19	97
Amortization of premium on short-term investments	586	597
Changes in operating assets and liabilities:
Trade accounts receivable	(407)	137
Inventories	(268)	1,358
Prepaid expenses and other assets	14	(92)
Prepaid income taxes	(82)	15
Trade accounts payable and accrued expenses	803	165
Deferred revenue	10	40
Income taxes payable	(833)	325
Net cash provided by operating activities	3,843	4,508
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(52)	(43)
Purchases of investments	(53,977)	(49,624)
Sales of investments	36,688	6,398
Maturities and redemptions of investments	26,307	32,117
Net cash provided by (used in) investing activities	8,966	(11,152)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	311	312
Stock repurchases	(350)	(113)
Net cash (used in) provided by financing activities	(39)	199
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,770	(6,445)

CASH AND CASH EQUIVALENTS:
Beginning of period	16,414	19,860
End of period	$29,184	$13,415

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$599	$7

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. (“Supertex,” the “Company,” “we,” and “us”) and its subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to state fairly the balance sheet as of June 29, 2013 and the related statements of income, comprehensive income and cash flows for the three months ended June 29, 2013 and June 30, 2012.  The March 30, 2013 balance sheet was derived from the audited financial statements included in the fiscal 2013 Annual Report on Form 10-K, but does not include all disclosures required by GAAP in the United States of America.  All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited consolidated financial statements of Supertex, Inc. for the fiscal year ended March 30, 2013, which were included in the fiscal 2013 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three months ended June 29, 2013 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2014 will be a 52-week year.  The three months ended June 29, 2013 and June 30, 2012, both consist of thirteen weeks.

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (“FASB”) issued an amendment regarding net income or other comprehensive income in financial statements.  This amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This amendment is effective prospectively for reporting periods beginning after December 15, 2012 (the fiscal quarter ending June 29, 2013 for the Company).  The Company adopted this guidance in its interim period ended June 29, 2013. The adoption of this guidance did not impact the Company's financial statements, as the guidance is related to disclosure only.

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

The Company’s money market investments, certificates of deposit purchased directly from the bank, and Non-Qualified Deferred Compensation Plan ("NQDCP") assets and liabilities are valued using Level 1 inputs. Fixed income available-for-sale portfolio, mainly consisting of municipal bonds, corporate bonds, commercial paper and certificates of deposits bought in the secondary market, are valued using Level 2 inputs.

The Company’s long-term investment is an auction rate security (“ARS”) which is collateralized by student loans.  The credit rating of the ARS with a par value of $2,100,000 was downgraded from AAA to AAA with a negative outlook by Fitch in May 2013, however, it remains investment grade quality.  Therefore, the Company has concluded that the decline of $200,000 in fair value of this ARS investment as of June 29, 2013 is temporary. The credit ratings of this ARS holding have not been downgraded subsequent to June 29, 2013.  Due to the lack of availability of observable market quotes for the Company’s investment of this ARS, the fair value was estimated based on a discounted cash flow model using Level 3 inputs. The assumptions used in the discounted cash flow model include estimates for interest rates, timing and amounts of cash flows, liquidity of the underlying security, expected holding periods, and contractual terms of the security. In light of the current market condition for ARS, the Company developed different scenarios for the significant inputs used in the discounted cash flow model, including but not limited to a liquidity discount of 125 and 150 basis points per

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

year for the current ARS market, and the timing of recovery of the ARS market from three to five years.  The Company concluded that the fair value of its ARS, which was classified as a  level 3 asset, was $1,900,000 as of June 29, 2013 net of a temporary impairment of $200,000 to par value.

The Company also considered the quality, amount of collateral, and US government guarantee for the ARS and looked to other marketplace transactions and information received from third party brokers in order to assess whether the fair value based on the discounted cash flow model is reasonable. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may affect the Company’s valuation include changes to credit ratings of the security as well as the underlying assets supporting that security, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength, and quality of market credit and liquidity. Significant inputs to the investment valuation are unobservable in the active markets and therefore the Company’s ARS is classified as Level 3 in the hierarchy.

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of June 29, 2013 and March 30, 2013, excluding accrued interest (in thousands):

	June 29, 2013
	Fair value measurements
Assets	Level 1		Level 2	Level 3	Total
Money market funds	$25,729	(1)	$-	$-	$25,729
Municipal bonds	-		82,398	-	82,398
Corporate bonds	-		26,394	-	26,394
Certificates of deposits	5,075		1,406	-	6,481
Commercial paper	-		1,498	-	1,498
Equity mutual funds related to NQDCP	9,685		-	-	9,685
Long-term investments in ARS	-		-	1,900	1,900
Total assets at fair value	$40,489		$111,696	$1,900	$154,085

Liabilities
Obligation related to NQDCP	$9,685		$-	$-	$9,685

	March 30, 2013
	Fair value measurements
Assets	Level 1		Level 2	Level 3	Total
Money market funds	$13,476	(1)	$-	$-	$13,476
Municipal bonds	-		58,658	-	58,658
Corporate bonds	-		25,825	-	25,825
Government agency bonds	-		16,187	-	16,187
Certificate of deposits	3,459		4,300	-	7,759
Commercial Papers			5,745		5,745
Equity mutual funds related to NQDCP	9,673		-	-	9,673
Long-term investments in ARS	-		-	13,800	13,800
Total assets at fair value	$26,608		$110,715	$13,800	$151,123
Liabilities
Obligation related to NQDCP	$9,673		$-	$-	$9,673

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

_________________________

(1)	Money market funds of $25,729,000 and $13,476,000 were classified as cash equivalents as of June 29, 2013 and March 30, 2013, respectively.

There were no significant transfers between Level 1, Level 2 and Level 3 during the three months ended June 29, 2013 or June 30, 2012. The following table includes the activity for Auction Rate Securities that are classified as Level 3 of the valuation hierarchy (in thousands):

	Three Months Ended
	June 29,	June 30,
	2013	2012
Beginning balance of ARS classified as Level 3	$13,800	$25,900
Redemption of investments in ARS at par	(12,950)	(12,750)
Reversals of unrealized losses due to redemptions	970	250
Change in fair value of existing ARS	80	200
Ending balance of ARS classified as Level 3	$1,900	$13,600

The Company transfers investments into and out of levels within the fair value hierarchy based on a change in circumstances at the end of the fiscal month.

During the three months ended June 29, 2013, the Company received $12,950,000 in proceeds for the redemptions at par value of the ARS with a carrying value at the time of $11,900,000. See Note 3 for further discussion of the Company’s ARS.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

Note 3 – Cash and Cash Equivalents and Investments

The Company’s cash equivalents consist primarily of investments in money market funds as follows (in thousands):

	June 29, 2013	March 30, 2013
Cash	$3,455	$2,938
Cash equivalents:
Money market funds	25,729	13,476
Total cash and cash equivalents	$29,184	$16,414

The Company’s portfolio of short-term and long-term investments is as follows (in thousands):

	June 29, 2013
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities:
Equity mutual funds related to NQDCP	$9,685	$-	$-	$9,685
Available-for-sale securities:
Municipal bonds	82,590	62	(254)	82,398
Corporate bonds	26,547	43	(196)	26,394
Certificates of deposits	6,478	3	-	6,481
Commercial papers	1,498	-	-	1,498
Total short-term investments	$126,798	$108	$(450)	$126,456

Long-term investments:
ARS available-for sale securities	$2,100	$-	$(200)	$1,900

	March 30, 2013
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities:
Equity mutual funds related to NQDCP	$9,673	$-	$-	$9,673
Available-for-sale securities:
Municipal bonds	58,524	156	(22)	58,658
Corporate bonds	25,667	161	(3)	25,825
Government agency bonds	16,106	82	(1)	16,187
Certificates of deposits	7,758	5	(4)	7,759
Commercial Papers	5,743	2	-	5,745
Total short-term investments	$123,471	$406	$(30)	$123,847

Long-term investments:
ARS available-for sale securities	$15,050	$-	$(1,250)	$13,800

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The Company’s short-term and long-term investments by contractual maturity are as follows (in thousands):

	June 29, 2013	March 30, 2013
Short-term investment:
Trading securities:
Due in one year or less	$9,685	$9,673
Available-for-sale securities:
Due in 12 months or less	32,590	45,190
Due in 12 to 24 months	38,518	23,019
Due in 24 to 36 months	29,556	32,345
Due in 36 to 49 months	16,107	13,620
Total short-term investments	$126,456	$123,847
Long-term investment:
Available-for-sale securities at fair value:
Due after ten years	$1,900	$13,800
Total long-term investments	$1,900	$13,800

Short-term investments classified as trading securities consisted entirely of investments in mutual funds held by the Company’s NQDCP. Unrealized gains (losses) on trading securities are recorded in the Condensed Consolidated Statements of Income. Unrealized losses on trading securities were $19,000 for the three months ended June 29, 2013 compared to $97,000 for the same period of the prior fiscal year.

The Company’s available-for-sale portfolio as of June 29, 2013 was comprised of municipal bonds, corporate bonds, commercial paper, certificates of deposits and ARS. Unrealized gains (losses) on available-for-sale securities are recorded in other comprehensive income (loss) as increases (declines) in fair values and are considered to be temporary.

Realized gains (losses) on the sale of available-for-sale securities are determined by the specific identification method and are reflected in the interest income line item on the condensed consolidated statements of income. During the three months ended June 29, 2013, the Company disposed of short-term available-for-sale securities totaling $50,012,000 compared to $25,765,000 for the same period of the prior fiscal year.  The net realized gain of these transactions was $152,000 for the three months ended June 29, 2013. For the three months ended June 30, 2012, such gain was immaterial.

The Company’s ARS has a contractual maturity of 24 years. This security is in the form of auction rate bonds whose interest rate had historically been reset every thirty-five days through an auction process. At the end of each reset period, investors could sell or continue to hold the security at par. This ARS held by the Company is backed by pools of student loans and is primarily guaranteed by the U.S. Department of Education, although the credit rating of this ARS with a par value of $2,100,000 was reduced from AAA to AAA with a negative outlook by Fitch in May 2013.

The ARS with a par value of $2,100,000, whose carrying value was $1,900,000,  was classified as a  non-current asset and was presented as a  long-term investment on the Company’s balance sheet as of June 29, 2013.

The Company has concluded that the decline in fair value of the ARS investment as of June 29, 2013 is considered to be temporary in part due to the following:

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

•	this ARS is of investment grade credit quality and a significant portion of it is collateralized and guaranteed by the U.S. Department of Education;
•	as of June 29, 2013, there had been no defaults on the ARS held by the Company;
•

the credit rating of this ARS was downgraded from AAA to AAA with a negative outlook by Fitch in May 2013,  however, it is still considered to be investment grade. There has been no change of credit rating subsequent to June 29, 2013.

•	the Company has the intent and ability to hold this investment until the anticipated recovery in market value occurs or it is redeemed at par value; and
•

to the extent the Company’s other investments in ARS have been redeemed, they were all redeemed at par value. The Company received ARS redemptions of $13,000,000, $4,700,000 and  $36,450,000, all at par value in fiscal years 2013, 2012 and 2011, respectively. Additionally, during the three months ended June 29, 2013,  one of its ARS was fully redeemed and the other, which is currently held, was partially redeemed at par value with a combined total of $12,950,000.

If uncertainties in the credit and capital markets continue or these markets deteriorate further, the Company may incur additional temporary impairment to its ARS holding. The Company will continue to monitor its ARS holding and may be required to record an impairment charge through the income statement if the decline in fair value is determined to be other-than-temporary or the credit quality of its ARS holding declines further.

During the quarter ended December 29, 2012, the Company loaned $300,000 under a convertible promissory note to a private startup company developing products based on  a new technology. This private startup company uses the Company's ICs for its prototype systems. Sales to date have not been material for the Company.  This loan was recorded as a long term asset as of June 29, 2013. This unsecured loan accrues simple interest at a 5% annual rate with principal and accrued interest convertible at the option of the Company to preferred stock at a discount and the loan matures on December 31, 2013. The conversion feature is automatic if the private company raises $4,000,000  of additional capital, including the note, prior to December 31, 2013.  The Company also has the option to invest an additional $1,700,000 in that startup company's stock in the event of certain equity financings.  The Company did not own any stock in the private company as of June 29, 2013. The Company expects the note to be either automatically or voluntarily converted to preferred stock on or prior to maturity and therefore it is categorized as a long-term asset.

Note 4 – Inventories

The Company’s inventories consist of high technology semiconductor devices that are specialized in nature, subject to rapid technological obsolescence, and sold in a highly competitive industry.  Inventory balances at the end of each period are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value.

Inventories consist of (in thousands):

	June 29, 2013	March 30, 2013
Raw materials	$442	$470
Work-in-process	7,592	7,310
Finished goods	2,104	2,324
Finished goods at distributors and on consignment	1,280	1,240
Total inventories	$11,418	$11,344

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The Company wrote down excess and obsolete inventory totaling $194,000 for the three months ended June 29, 2013 compared to $156,000 for the same period of the prior fiscal year. The Company sold previously written-down inventory of  $489,000 for the three months ended June 29, 2013 compared to $345,000 for the same period last fiscal year.

Note 5 - Stock-Based Compensation

The stock-based compensation expense for the three months ended June 29, 2013 was $643,000, compared to $745,000 for the same period of the prior fiscal year.

The Company granted options to employees with an estimated grant date fair value of $2,198,000 in the three months ended June 29, 2013.  The Company did not grant stock options in the same period of the prior fiscal year. As of June 29, 2013, the unrecorded stock-based compensation related to stock options was $4,736,000 (net of estimated forfeitures) and will be recognized over an estimated weighted average amortization period of approximately 2.1 years.

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

The Company’s shareholders approved the adoption of the 2009 Equity Incentive Plan (the “2009 Plan”) at the August 14, 2009 annual meeting for shareholders. Under the 2009 Plan, the total number of shares of Company common stock reserved for issuance consists of 1,000,000 shares plus (1) the 159,509 shares which remained authorized for issuance under the 2001 Plan but which were not subject to outstanding stock awards as of August 14, 2009, and (2) those of the 1,440,400 shares, subject to stock awards outstanding under the 2001 Plan as of August 14, 2009 , that terminate prior to exercise and would otherwise be returned to the share reserves under the 2001 Plan, with the total shares in addition to the 1,000,000 shares thus being up to a maximum of 1,599,909 shares. The 2009 Plan allows the Company to continue its prior option practices under the 2001 Plan to grant non-statutory options to key employees with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The Company’s options typically have a term of ten years and vest in 20% installments on each of the first five anniversaries of the date of grant. The 2009 Plan also provides the Company with the flexibility in designing equity incentives, including restricted stock awards, stock appreciation rights, restricted stock unit awards, performance stock awards, and performance cash awards.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The following table summarizes the activities under the 2001 and 2009 Plans for the three months ended June 29, 2013:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, March 30, 2013	797,151	1,532,640	$25.29
Granted	(227,000)	227,000	22.15
Exercised	-	(12,849)	21.11
Canceled	70,420	(70,420)	35.66
Balance, June 29, 2013	640,571	1,676,371	$24.46

The weighted average fair value of options, as determined under the authoritative guidance for stock compensation, granted to employees under the 2009 Plan during the three months ended June 29, 2013  was $9.68 per share. The Company did not grant stock options during the three months ended June 30, 2012. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the three months ended June 29, 2013 was $13,000.  During the three months ended June 29, 2013, the amount of cash received from employees as a result of employee stock option exercises was $271,000.

The options outstanding and exercisable as of June 29, 2013, under the 2001 and 2009 Plans are in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$17.29	-	$19.99	303,700	8.44	$18.88	38,560	$18.95
20.00	-	24.99	826,671	7.42	21.66	367,603	21.24
25.00	-	29.99	289,600	5.61	26.94	239,888	26.82
30.00	-	34.99	84,500	4.28	33.93	84,500	33.93
35.00	-	39.99	87,800	3.95	35.83	87,800	35.83
40.00	-	44.99	68,100	0.67	41.05	68,100	41.05
45.00	-	46.92	16,000	0.42	46.92	16,000	46.92
$17.29	-	$46.92	1,676,371	6.61	$24.46	902,451	$27.18

Options outstanding and options exercisable under the option plans had a total intrinsic value of $3,236,000 and $1,122,000 as of June 29, 2013.

2000 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. For the three

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

months ended June 29, 2013, the amount of cash received from employees as a result of ESPP purchases was $40,000 compared to $63,000 for the same period of the prior fiscal year.

Note 6 – Income Taxes

The income tax benefit for the three months ended June 29, 2013 was $314,000 on income before tax of $2,572,000 at the effective tax benefit rate of 12% compared to a tax provision of $229,000 on income before tax of $826,000 at the effective tax rate of 28% in the first quarter of the prior fiscal year.

The income tax benefit reported for the three months ended June 29, 2013 resulted primarily from $949,000 of income tax reserve releases due to expirations of statute of limitations on uncertain tax positions. There were no such statute of limitations expirations in the first quarter of the prior fiscal year.

The income tax benefit or provision for interim periods may not reflect the Company’s computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effects of foreign rate differentials, non-deductible stock-based compensation expense, tax-exempt interest income, R&D tax credits, tax contingencies, and the domestic production activities deduction.

During the three months ended June 29, 2013,  the liability for uncertain income tax positions excluding accrued interest and penalties decreased from $3,160,000 to $2,420,000. Of the total $2,420,000 of unrecognized tax benefits, $1,768,000 represents the amount that, if recognized, would favorably affect the Company’s effective income tax rate in a future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of June 29, 2013, the Company had approximately $295,000 accrued for estimated interest and $159,000 for estimated penalties related to uncertain tax positions. For the three months ended June 29, 2013, the Company recorded estimated interest reduction of $143,000 and estimated penalties of $2,000.

The balance of unrecognized income tax benefits, including accrued interest and accrued penalties on June 29, 2013, was approximately $145,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company’s major tax jurisdictions are the United States federal, State of California and Hong Kong, and the Company’s income tax returns are no longer subject to examination by these taxing authorities for fiscal years before 2002.

Note 7 - Net Income per Share

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

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	June 29,	June 30,
	2013	2012
BASIC:
Net income	$2,886	$597
Weighted average shares outstanding for the period	11,528	11,999
Net income per share	$0.25	$0.05

DILUTED:
Net income	$2,886	$597
Weighted average shares outstanding for the period	11,528	11,999
Effect of dilutive securities: stock options and ESPP	57	2
Total	11,585	12,001
Net income per share	$0.25	$0.05

Options to purchase 1,235,439 shares of the Company’s common stock at an average price of $26.16 per share for the three months ended June 29, 2013 were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the three months ended June 30, 2012, options to purchase 1,656,126 shares of the Company’s common stock at an average price of $26.57 per share were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 8 – Commitments and Contingencies

Indemnification

As is customary in the Company’s industry, the Company has agreed to defend certain customers, distributors, suppliers, and subcontractors against certain claims which third parties may assert that its products allegedly infringe on certain of their intellectual property rights, including patents, trademarks, trade secrets, or copyrights.  The Company has agreed to pay certain amounts of any resulting damage awards and typically has the option to replace any infringing product with non-infringing product.  The terms of these indemnification obligations are generally perpetual from the effective date of the agreement.  In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims.  The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements.  The Company has never paid any damage awards nor has it been required to defend any claims related to its indemnification obligations, and accordingly, it has not accrued any amounts for indemnification obligations.  However, there can be no assurance that the Company will not have any financial exposure under those indemnification obligations in the future.

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

The reductions to revenue for estimated product returns for the three months ended June 29, 2013 and June 30, 2012 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge	Deductions and Other(1)	Balance at End of Period
Three months ended June 29, 2013	$230	$60	$(28)	$262
Three months ended June 30, 2012	$213	$134	$(8)	$339

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

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses and is recorded as cost of sales. The warranty reserve was $53,000 as of June 29, 2013. Such amount was $54,000 as of March 30, 2013.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

Operating Lease Obligations

The Company’s future minimum lease payments under non-cancelable operating leases as of June 29, 2013 are as follows (in thousands):

Payment Due by Fiscal Year	Operating Lease
2014 (remaining 9 months)	679
2015	865
2016	787
2017	55
$2,386

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense net of sublease income for the three months ended June 29, 2013 amounted to $257,000 compared to rental expense of  $281,000 for the same period of last fiscal year.

Note 9 – Common Stock Repurchase

Common Stock Repurchase

Stock repurchase activities for the three months ended June 29, 2013 and June 30, 2012 are as follows:

	Three Months Ended
	June 29,	June 30,
	2013	2012
Number of shares repurchased	16,000	6,000
Cost of shares repurchased	$350,000	$113,000
Average price per share	$22.00	$17.97

In January 2011, the Board of Directors designated $60,000,000 of its cash, cash equivalents and investments for a major stock repurchase during the period from January 2011 through March 2013, and accordingly, increased the Company’s share repurchase program from approximately 556,000 shares to 2,500,000 shares. From January 2011 through March 30, 2013, the Company applied approximately $32,079,000 to stock repurchases.

The amended repurchase program has no expiration date except when an aggregate of 2,500,000 shares have been repurchased, either in the open market or through private transactions. Under this program, cumulatively the Company had repurchased approximately 1,688,000 shares for $32,429,000 as of June 29, 2013, leaving approximately 812,000 shares authorized for future repurchase under the Company’s current repurchase program.

Since the inception of the Company’s initial share repurchase program in 1992 through June 29, 2013, the Company has repurchased a total of approximately 4,032,000 shares of the common stock for an aggregate cost of $68,980,000 under its share repurchase programs. Upon their repurchase, shares are restored to the status of authorized but unissued shares.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

Note 10 – Segment Information

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

The Company’s principal markets are in Asia, the United States, and Europe.  Below is a summary of sales by major geographic area for the three months ended June 29, 2013 and June 30, 2012 (in thousands):

	Three Months Ended
	June 29,	June 30,
Net Sales	2013	2012
China	$5,003	$3,838
United States	4,955	5,379
Asia (excluding China & Singapore)	2,299	2,927
Singapore	2,157	2,012
Europe	1,758	1,743
Other	26	160
Net Sales	$16,198	$16,059

Net property, plant and equipment by country as of June 29, 2013 and March 30, 2013 are as follows (in thousands):

	June 29, 2013	March 30, 2013
United States	$3,376	$3,483
Hong Kong	788	851
Property, plant and equipment, net	$4,164	$4,334

Note 11 – Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representatives and distributors. Revenue from sales to distributors and the related cost of sales are recognized only upon resale to end-user customers, which is on a sell-through basis.

A major medical equipment company and a distributor accounted for approximately 12%  and 10%, respectively, of net sales for the three months ended June 29, 2013.   Nearly all of the sales to the medical equipment company were through distributors and contract manufacturers. None of the sales attributed to the significant Company distributor were included in the re-sales attributed to the medical equipment company. The medical equipment company also accounted for approximately 11% of net sales for the three months ended June 30, 2012.

There were no other customers that the Company believes accounted for more than 10% of the Company’s net sales for the three months ended June 29, 2013 and June 30, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report.  The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  You are urged to carefully review and consider the various disclosures we made in this Report and in other reports filed with the SEC, including the annual report on Form 10-K for the fiscal year ended March 30, 2013.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates," and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectations that through the introduction of our new integrated solutions along with our discrete building block product offerings, we will continue to be a major player in the medical ultrasound market and that  sales of our medical ultrasound products will increase sequentially in the second fiscal quarter due to seasonality and from sales of our new products; (2) our belief that there are significant growth opportunities for the medical ultrasound market in China, Korea and India; (3) our beliefs that the decline LED TV backlighting driver sales in the second fiscal quarter is temporary and sales of LED driver ICs for general lighting and backlighting will grow as they are designed in new lighting applications and that such sales will increase sequentially in the second fiscal quarter in both backlighting and general lighting; (4) our expectation of sales of printer head drivers being flat sequentially in the second fiscal quarter; (5) our belief that R&D expenses as a percentage of net sales may fluctuate from quarter to quarter; (6) our belief that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months; (7) our belief that we have substantial production capacity in place, except for certain capital equipment that we plan to procure, to handle our forecasted business in fiscal 2014; (8) our belief that the credit quality of the auction-rate security (“ARS”) we hold is high and our expectation that we will receive the full principal associated with this ARS; (9) our belief that the auction failures of our ARS will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements; (10) our belief that the estimated range of fair values of our ARS is appropriate; (11) our lack of intention to sell our ARS below par value and our view that it is more likely than not that we will not be required to sell our ARS until its value returns to par; (12) our belief that the decline in our ARS fair value due to the lack of liquidity is temporary and the credit risk of default or not redeeming at par is very low; (13) our belief that the credit ratings of  our ARS would remain relatively high following any decline in the credit rating of U.S. government obligations; (14) our belief that our exposure to foreign currency risk is relatively small; (15) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows; and (16) our expectation that our loan to a private company will either be automatically or voluntarily converted into equity of that company prior to its maturity.

These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties include material adverse changes in the demand for our customer’s products in which the Company’s products are used; that competition to supply semiconductor devices in the markets in which the Company competes increases and causes price erosion; that demand does not materialize and increase for recently released customer products incorporating the Company’s products; that we have delays in developing and releasing into production our planned new products; that there could be unexpected manufacturing issues as production ramps up; that the demand for the Company’s products or results of its product development changes such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; that some of the Company’s equipment will be unexpectedly damaged or become obsolete, thereby requiring replacement; that Federal deficit issues will not result in substantial reductions to the credit rating of U.S. government obligations which in turn would materially affect our auction rate security;  and that the private company we invested in will raise substantial equity capital from third parties during calendar 2013; as well as those described in "Factors Which May Affect Operating Results" under Item 1A of Part I , “Risk Factors” in the Company’s  annual report on Form 10-K for the fiscal year ended March 30, 2013, as supplemented by the risk factor contained in Part II, Section 1A of this Form 10-Q. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.  Accordingly, the readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. There have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in our fiscal 2013 Annual Report on Form 10-K.

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

Net sales for the three months ended June 29, 2013 were $16,198,000, a 1% increase, compared to $16,059,000 for the same period of the prior fiscal year and an 11% increase sequentially. The year-over-year quarterly increase was primarily due to increased sales of our medical ultrasound products including our new advanced high density analog switches, our LED backlighting drivers for TVs and high end monitors and our LED drivers for general lighting applications, and various products within our Industrial/other market including a new custom product for audio. These increases were partially offset by lower sales of ICs for a military system and high voltage amplifier ICs for optical MEMS applications. In addition, last year we supplied drivers for prototype OLED manufacturing equipment which our customers used to develop OLED applications, certain of which are now in late stages of a design and test cycle, and if our customers determine in the typical timeframe to introduce these applications in volume, we expect resumption of our driver sales for the OLED manufacturing equipment next fiscal year.

The sequential increases were driven by higher sales in medical products primarily from higher seasonal demand and shipments of our new advanced analog switches, from higher sales of our printer head drivers for ceramic and textile printers as well as for printing 3D, and from various products within our Industrial/other target market including a new custom product for audio. These sales increases more than offset sales reductions of LED drivers for backlighting high-end monitors and LED TVs caused primarily by seasonal decline.

The table below shows our estimate of the breakdown of net sales by end market for the three months ended June 29, 2013,  June 30, 2012, and  March 30, 2013, as well as year-over-year and sequential percentage changes (in thousands except percentages):

	Three Months Ended
	June 29,	March 30,	June 30,	Sequential	Year-Over-Year
	2013	2013	2012	Change	Change
Medical Electronics	$6,013	$5,308	$5,492	13%	9%
EL/Printers	4,196	3,220	5,184	30%	-19%
Industrial/Other	2,902	2,398	2,438	21%	19%
LED Lighting	2,228	2,636	1,349	-15%	65%
Telecom	859	1,087	1,596	-21%	-46%
Net Sales	$16,198	$14,649	$16,059	11%	1%

	Three Months Ended
	June 29,	March 30,	June 30,
Net Sales	2013	2013	2012
Medical Electronics	37%	36%	34%
EL/Printers	26%	22%	32%
Industrial/Other	18%	17%	15%
LED Lighting	14%	18%	9%
Telecom	5%	7%	10%
Net Sales	100%	100%	100%

Our medical electronics product family, primarily for ultrasound imaging, accounted for the largest sales of all of our five target markets for the three months ended June 29, 2013, March 30, 2013 and June 30, 2012. Sales to this market for the three months ended June 29, 2013 increased 9% compared to the same period last fiscal year primarily due to higher shipments of our analog switches, including our new advanced devices. Medical electronics product sales increased 13% compared to the prior quarter for the same reason and also due to normal seasonality demand increase. During the past fiscal year, sales to this market have returned to their normal seasonality pattern, that being greater shipments in the first half of the fiscal year and lesser shipments in the second half. We expect sales of medical products to be sequentially higher in our second fiscal quarter, in line with seasonal trends and new product ramp-ups.

In recent years, the overall ultrasound imaging system market has been shifting from big console systems to transportable and hand- held units, which, along with product upgrades for cart-based consoles and large stationary systems have driven growth.  Because of space and power constraints of the transportable and hand-held units, there are increasing demands for higher integration, and with our high voltage, low power, CMOS IC technology we have been among the most qualified to support this demand. Geographically, the imaging equipment market is expanding very rapidly in China, India and many African countries.  Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and manufacturers of medical ultrasound imaging machines to whom we have sold our products successfully.  Companies in those regions continue to grow and develop new machines although most of them have moved their operations to Asia to reduce cost. In addition, we see significant growth opportunities with Chinese and Korean medical ultrasound imaging machine manufacturers. We are expanding our product development activities and product offerings to capitalize on these exciting growth opportunities.  Through the introduction of our new integrated solutions complemented by our discrete transistor array building block product offerings, we believe we will continue to be a major player in this market.

Sales of our product offerings for the EL/Printers market, which consist of EL inverter ICs, printer head ICs, flat panel display ICs and custom processing services, for the three months ended June 29, 2013 were lower by 19% compared to the same period in the last fiscal year and increased 30% sequentially.  The year-over-year quarterly sales reduction was due primarily to reduced sales of printer head drivers for OLED manufacturing equipment and reduced sales of ICs for a military display application. Sales of drivers for OLED prototype manufacturing equipment occurred from the fourth quarter of fiscal 2012 through the second quarter of fiscal 2013. As the OLED prototype machines had been built, our driver shipments discontinued while customers developed OLED applications using that equipment.  For example, one of our customers used its equipment to develop a 50+ inch UltraHD 4K OLED TV which was exhibited at the 2013 Consumer Electronics Show in Las Vegas. Our customers are currently assessing the market for volume production of various OLED applications.  The net sequential increase in sales is primarily due to higher sales of our printer head drivers for a new series of printers for printing on ceramics and textiles, as well as printers for 3D printing, and increased custom processing services. We expect sales of our high voltage printer head drivers to be flat sequentially in the second fiscal quarter.

Sales in the industrial and other markets for the three months ended June 29, 2013 increased 19% compared to the same period in the prior fiscal year and increased 21% sequentially. The year-over-year and sequential quarterly increases were due to higher shipments of various products including a custom product for an audio application, and the year-over-year increase also included greater custom processing services.

The year-over-year quarterly sales increase of LED driver ICs of 65% resulted from sales to both a high-end computer monitor backlighting and a  TV application, and to a lesser extent, sales of drivers for general lighting. The sequential reduction in sales was due to lower demand for backlighting drivers of both the high end monitor and the TV application. We expect the reduction in sales for the TV backlighting may be temporary and we believe that sales of LED driver ICs for backlighting and general lighting will grow as our new products are being designed into new applications. For the second fiscal quarter of 2014, we expect sales of our LED drivers for backlighting and general lighting to increase sequentially.

Sales to the telecom market for the three months ended June 29, 2013 decreased 46% compared to the same period of the prior fiscal year and 21% sequentially. These decreases were in large part due to lower shipments of high voltage amplifier ICs for optical MEMS applications and lower custom processing services.

Our principal markets are in Asia, the U.S., and Europe.  Sales by geographic regions as well as year-over-year and sequential percentage changes were as follows, where international sales include sales to U.S. based customers if the products are delivered to their contract manufacturers outside the U.S. (in thousands except percentages):

	Three Months Ended
	June 29,	March 30,	June 30,	Sequential	Year-Over-Year
	2013	2013	2012	Change	Change
China	$5,003	$4,311	$3,838	16%	30%
United States	4,955	4,722	5,379	5%	-8%
Asia (excluding China & Singapore)	2,299	2,289	2,927	0%	-21%
Singapore	2,157	1,463	2,012	47%	7%
Europe	1,758	1,735	1,743	1%	1%
Other	26	129	160	-80%	-84%
Net Sales	$16,198	$14,649	$16,059	11%	1%

International Sales	$11,243	$9,927	$10,680	13%	5%
Domestic Sales	4,955	4,722	5,379	5%	-8%
Net Sales	$16,198	$14,649	$16,059	11%	1%

The 5% increase in total year-over-year net sales to international customers resulted primarily from our medical ultrasound products and our LED drivers for general lighting and backlighting. Total sequential net sales to international customers increased 13% primarily from our high voltage pulser ICs and chipsets for medical ultrasound products due to seasonality, a custom audio product, and printer drivers .

Total year-over-year net sales to domestic customers for the three months ended June 29, 2013 decreased 8%, primarily due to reduced sales for a military application and high voltage amplifier ICs for optical MEMS applications. Sequential domestic sales increased 5%, primarily from higher custom processing services.

 Our assets are primarily located in the United States and to a lesser extent Hong Kong.

Cost of Sales and Gross Profit

Gross profit represents net sales less cost of sales.  Cost of sales includes the cost of raw silicon wafers; the costs associated with assembly, packaging, test, quality assurance and product yields; the cost of personnel, facilities and depreciation on equipment for manufacturing and its support; and charges for excess or obsolete inventory.

	Three Months Ended
(Dollars in thousands)	June 29,	March 30,	June 30,
Net Sales	2013	2013	2012
Gross Margin Percentage	54%	52%	47%
Included in Gross Margin Percentage Above:
Gross Margin Benefit from Sales of Previously Written Down Inventory	$489	$526	$345
Percentage of Net Sales	3%	4%	2%

Gross profit for the three months ended June 29, 2013 was $8,732,000 compared to $7,494,000 for the same period of the prior fiscal year and $7,679,000 for the prior quarter.  As a percentage of net sales, gross margin was 54% for the three months ended June 29, 2013 compared to 47%  for the same period of the prior fiscal year and 52% for the prior quarter.  The year-over-year quarterly increases in gross profit and gross margin were primarily attributable to lower unit cost of goods sold due to higher wafer fab capacity utilization, which was approximately 50% compared to approximately 30% during the same period of the prior year when sales were lower and we were reducing inventory, and to a lesser extent, increased sales of previously written-down inventory.

The sequential increases in gross profit and gross margin were primarily due to increased sales and a  decrease in provision for excess and obsolete inventory resulting from increased expected future sales and reduced inventory balance.

We wrote down excess and obsolete inventory totaling $194,000 for the three months ended June 29, 2013 compared to $156,000 for the same period of the prior fiscal year and $317,000 for the prior quarter.  We sold previously written-down inventory of $489,000 for the three months ended June 29, 2013 compared to $345,000 for the same period of the prior fiscal year and $526,000 for the prior quarter, respectively.

Research and Development (“R&D”) Expenses

R&D expenses include payroll and benefits, development costs, and depreciation. We also expense experimental prototype wafers and mask sets related to new product development as R&D expenses.

	Three Months Ended
(Dollars in thousands)	June 29,	March 30,	June 30,	Sequential	Year-Over-Year
	2013	2013	2012	Change	Change
R&D Expenses	$3,480	$3,494	$3,486	0%	0%
Percentage of Net Sales	21%	24%	22%

Quarterly R&D expense was nearly flat year-over-year, primarily due to decreased usage of experimental wafers for new product development of $51,000 and decreased depreciation expense of $30,000, being offset by increased expense of $111,000 related to the greater increase in asset fair value of our NQDCP compared to that of last year.  An increase or decrease in the fair value of our NQDCP assets corresponds to an increase or decrease in the NQDCP liability. To recognize the change in the NQDCP assets, we record the corresponding difference in fair value to other income (expense) net. Correspondingly, to recognize the change in the NQDCP liability, we record the difference to other benefits expense. These NQDCP effects impact R&D expense to the extent the NQDCP investments are beneficially owned by R&D employees.

Sequentially, R&D expense was also flat due to increased experimental wafer usage for new product development of $115,000 and higher compensation expense of $64,000, offset by decreased expense of $190,000 related to our NQDCP.

Some aspects of our R&D efforts require significant short-term expenditures.  As such, timing of such expenditures may cause fluctuations in our R&D expenses, which, as a percentage of net sales, may fluctuate from quarter to quarter.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses consist primarily of payroll and benefits, commissions to sales representatives, occupancy expenses including expenses associated with our regional sales offices, cost of advertising and publications, and outside professional services such as legal, audit and tax.

	Three Months Ended
(Dollars in thousands)	June 29,	March 30,	June 30,	Sequential	Year-Over-Year
	2013	2013	2012	Change	Change
SG&A Expenses	$3,149	$3,191	$3,384	-1%	-7%
Percentage of Net Sales	19%	22%	21%

The year-over-year quarterly decrease of $235,000 was primarily due to a greater decrease in asset fair market value of our NQDCP of $53,000,  lower employee stock compensation expense of $82,000, and lower consultancy charges of $88,000. The sequential quarterly decrease of $42,000 resulted primarily from a lesser increase in asset fair market value of our NQDCP of $268,000, partially offset by higher salesmen incentives expense of $246,000.

Interest Income and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	June 29,	March 30,	June 30,	Sequential	Year-Over-Year
	2013	2013	2012	Change	Change
Interest Income	$409	$293	$301	40%	36%
Other Income (Expense), Net	60	507	(99)	-88%	161%
Total Interest and Other Income (Expense), Net	$469	$800	$202	-41%	132%
Percentage of Net Sales	3%	5%	1%

Interest income consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments. Year-over-year and sequential interest income for the three months ended June 29, 2013 increased by $108,000 and $116,000, respectively, primarily due to higher net realized gains on the investments sold.

Other income (expense), net, consists of changes in asset fair market value held by our NQDCP, sales of fixed assets, foreign exchange gains and losses and other miscellaneous income and expense items. Other income (expense), net for the first quarter was $60,000 compared to an expense of $99,000 for the same period of last year or an increase of $159,000, primarily due to a  lesser decrease in asset fair market value of our NQDCP of $19,000 compared to $97,000 in the prior fiscal year and a greater gain on foreign exchange of $74,000 on our foreign short term investments. Sequentially, other income decreased by $447,000 primarily due to a  decrease in asset fair value of NQDCP of $19,000 in current quarter compared to an increase of $521,000 in the prior quarter.

Provision for Income Taxes

The income tax benefit for the three months ended June 29, 2013 was $314,000 on income before tax of $2,752,000 at the effective tax benefit rate of 12% compared to a provision for income taxes of $265,000 on profit before tax of $1,794,000 at the effective tax rate of 15% in the prior quarter and a tax provision of $229,000 on income before tax of $826,000 at the effective tax rate of 28% in the first quarter of the prior fiscal year.

The income tax benefit reported for the three months ended June 29, 2013 resulted primarily from income tax reserve releases of $949,000 due to expirations of statute of limitations on uncertain tax positions. There were no such statute of limitations expirations in the same period last fiscal year.

The income tax provision or benefit for interim periods may not reflect the Company’s computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effects of foreign rate differentials, non-deductible stock-based compensation expense, tax-exempt interest income, R&D tax credits, tax contingencies, and the domestic production activities deduction.

We maintain liabilities for uncertain tax positions within our income taxes payable account. The determination of the liability amount involves considerable judgment and estimation, and is continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

Financial Condition

Overview

Our principal sources of liquidity are cash, cash equivalents, short-term investments, and cash flow generated from operating activities.  Our cash and cash equivalents are comprised of bank deposits and money market investments with financial institutions and can be withdrawn at any point of time without prior notice or penalty. Our short term investments can be withdrawn on short notice and with minimal realized gain or loss. Our cash and cash equivalents balances as of June 29, 2013 and March 30, 2013 were $29,184,000 and $16,414,000 respectively. Our short term investment balances for the same periods were $126,456,000 and $123,847,000, respectively. The increase in cash and cash equivalents along with short-term investments was primarily due to redemptions at par value of our long-term investments of ARS. Correspondingly, our long-term investments were $1,900,000 and $13,800,000.

Working capital is defined as current assets less current liabilities. As of June 29, 2013, working capital balance was $168,252,000 compared to $152,998,000 as of March 30, 2013, an increase of $15,254,000.  The increase resulted primarily from redemptions of ARS at par value and cash flows from operating activities.

 Liquidity and Capital Resources

In summary, our cash flows are as follows (in thousands):

	Three Months Ended
	June 29, 2013	June 30, 2012
Net cash provided by operating activities	$3,843	$4,508
Net cash provided by (used in) investing activities	8,966	(11,152)
Net cash (used in) provided by financing activities	(39)	199
Net increase (decrease) in cash and cash equivalents	$12,770	$(6,445)

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. For the three months ended June 29, 2013, net cash provided by operating activities was $3,843,000 compared to $4,508,000 for the same period of the prior fiscal year. The decrease of $665,000 resulted from decreased changes in operating assets and liabilities of $2,711,000 which were partially offset by the increase of net income after adjusting non-cash activities by $2,046,000. The non-cash adjustments in the first three months of fiscal 2014 were $243,000 lower than those of the same period of last fiscal year primarily due to a decrease in depreciation expense, a  reduction in bad debt provision and sales returns, a  decrease in stock based compensation expense, and a  decrease resulting from an unrealized gain from short-term investments categorized as trading relating to our NQDCP, partially offset by an increase in deferred taxes. The primary reasons for the decrease in cash due to changes in operating assets and liabilities were an increase in trade receivables as sales grew in the first quarter of fiscal 2014 whereas they declined slightly in the same period of last fiscal year,  a small increase in inventories compared to a significant reduction last year as we had shipped higher unit cost products,  and a  decreased income tax payable, partially offset by an increase of trade payables and a  decrease in prepaid expenses and other assets.

We have generated positive cash flow from operations every fiscal year for the past 20 years.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales, maturities and redemptions of short-term and long-term investments. Net cash provided by investing activities for the three months ended June 29, 2013 was $8,966,000 compared to cash used of $11,152,000 for the same period last fiscal year. This difference of $20,118,000 was primarily due to increased sales and maturities of investments of $24,480,000, partially offset by increased purchases of $4,353,000. For the remainder of fiscal 2014, we believe that we have substantial production capacity in place to handle our forecasted business except for certain replacements, upgrades and additional test equipment capacity needs which we plan to acquire to meet higher unit volume. We also believe that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Our investment portfolio is primarily comprised of corporate bonds, municipal bonds, commercial paper, certificates of deposits, and remaining ARS.  During the first quarter of fiscal 2014, $12,950,000 of ARS were redeemed at par providing more liquidity to the Company.  One ARS was fully redeemed, leaving our ARS holdings as one partially redeemed ARS, originally $5,100,000 par value, which has gradually been redeemed down to $2,100,000 par value in periodic increments.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans, sale of stock through the ESPP, dividend payments, and stock repurchased under our previously announced stock repurchase plan. Net cash used in financing activities for the three months ended June 29, 2013 was $39,000, which included repurchases of our shares in the open market of $350,000, which were partially offset by proceeds from the exercise of stock options granted under the 2001 and 2009 Plans and sale of stock under the ESPP of $311,000. For the same period of the prior fiscal year, net cash provided by financing activities was $199,000, which included stock repurchases of $113,000, which were offset by the proceeds from the exercise of stock options granted under the 2001 and 2009 Plans and stock sales under the ESPP of $312,000.

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

The following table summarizes our significant contractual cash obligations as of June 29, 2013, which consist of operating facility lease obligations and purchase obligations as described above, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Due in Fiscal Years
Contractual Obligations		Total	2014 (remaining 9 months)	2015	2016	2017	2018 and beyond
Operating lease obligations	(1)	$2,386	$679	$865	$787	$55	$-
Purchase obligations		5,200	4,474	626	51	43	6
Total contractual cash obligations		$7,586	$5,153	$1,491	$838	$98	$6

 ______________________________

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2016.    Rental expense net of sublease income for the three months ended June 29, 2013 amounted to $257,000 compared to rental expense of $281,000 for the same period of last fiscal year.

As of June 29, 2013, our liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables, was $1,768,000.  As of June 29, 2013, we have accrued $295,000 of interest and $159,000 of penalties associated with uncertain tax positions. We did not include these obligations in the table above as we cannot determine the exact amount or timing of such cash payments that would be made associated with these uncertain tax positions.

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standard Board (“FASB”) issued an amendment regarding net income or other comprehensive income in financial statements.  This amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This amendment is effective prospectively for reporting periods beginning after December 15, 2012 (the fiscal quarter ending June 29, 2013 for us).  We adopted this guidance in our interim period ended June 29, 2013. The adoption of this guidance did not impact our financial statements, as the guidance is related to disclosure only.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of the investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio is comprised of corporate bonds, municipal bonds, commercial paper and certificates of deposits as well as the remaining ARS of $2,100,000 at par we hold. During the three months ended June 29, 2013, investments and cash and cash equivalents generated interest income of $409,000, compared to $301,000 for the same period of the prior fiscal year.  Based on the par value of our investments (excluding the fair market value of our NQDCP) and cash and cash equivalent balances as of June 29, 2013, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $321,000.

As of June 29, 2013, we had no long-term debt outstanding.

As described in detail in Note 3 to our Financial Statements, we currently hold one remaining ARS with a par value of $2,100,000 which we treat as a long-term investment and against which we have recorded a temporary impairment of $200,000 and therefore carry at $1,900,000 on our balance sheet. If the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the ARS and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations but which we would not expect to materially impact our financial condition. However, we expect that we will receive the principal associated with this ARS through one of the means described above.

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

Evaluation of Disclosure Controls and Procedures:  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 29, 2013, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the three months ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect such control.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be subject to possible claims or assessments from third parties arising in the normal course of business.  We have reviewed such possible claims and assessments with outside counsel and believe that it is unlikely that they will result in a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of our Form 10-K for the fiscal year ended March 30, 2013, filed on June 13, 2013, which risk factors are hereby incorporated by reference, except as described in the last paragraph under the heading “Interest Rate Risk” in Part I, Item 3 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of share purchase activities by us during the three months ended June 29, 2013. There was no purchase activity during that period by an “affiliated purchaser” of ours as defined in Rule 10b-18(a)(3).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
3/31/13 – 4/27/13	-		-	828,162
4/28/13 – 5/25/13	-		-	828,162
5/26/13 – 6/29/13	15,928	$22.00	15,928	812,234
Total	15,928	$22.00	15,928

_________________________________

(1)

Our current share repurchase program, under which we repurchased these 15,928 shares during the three months ended June 29, 2013, has been in place since 1999. Although we publicly announced the most recent 1,944,145 share program increase, we are not certain but do not believe we publicly announced this program at its inception, although our financial statements have reflected purchases from time to time under this program. These 15,928 shares were purchased in open market transactions.

(2)

We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. The board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a share repurchase program authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced the inception of the 1999 repurchase program. On January 30, 2008, and January 21, 2011, the board of directors amended the 1999 repurchase program to add 1,000,000 and 1,944,145 shares, respectively. The 1999 repurchase program has no expiration date, other than, unless extended, when all of the shares in the program have been repurchased. As of June 29, 2013, there were 812,234, shares remaining in the 1999 repurchase program. Neither this program nor any other repurchase program or plan has expired during the first fiscal quarter ended June 29, 2013 nor have we decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

We have had share repurchase programs in place since 1992 under which our Board of Directors authorized us to repurchase an aggregate of 4,844,145 shares. Since the inception of these repurchase programs in 1992 through June 29, 2013, we have repurchased a total of 4,031,911 shares of the common stock for an aggregate cost of approximately $68,980,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of June 29, 2013, there were 812,234 shares authorized for future repurchase under our current program.

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

Dated: August 8, 2013
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