Form 10-Q
period 2013-09-28
SUPERTEX INC
filed 2013-11-07
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2013

or

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

Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on November 1, 2013
Common Stock, no par value	11,418,677
Exhibit index is on Page 38
Total number of pages: 38

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net sales	$17,749	$15,919	$33,947	$31,978
Cost of sales	7,578	8,571	15,044	17,136
Gross profit	10,171	7,348	18,903	14,842
Research and development	3,685	3,556	7,165	7,042
Selling, general and administrative	3,524	3,449	6,673	6,833
Total operating expenses	7,209	7,005	13,838	13,875
Income from operations	2,962	343	5,065	967
Interest income	295	325	704	626
Other income, net	419	291	479	192
Income before provision for income taxes	3,676	959	6,248	1,785
Provision for income taxes	943	269	629	498
Net income	$2,733	$690	$5,619	$1,287

Net income per share
Basic	$0.24	$0.06	$0.49	$0.11
Diluted	$0.24	$0.06	$0.48	$0.11
Shares used in per share computation:
Basic	11,505	11,779	11,516	11,889
Diluted	11,601	11,782	11,593	11,892

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net income	$2,733	$690	$5,619	$1,287
Other comprehensive income, net of tax
Net change in unrealized loss on available-for-sale investments, net of tax effect of ($196) and ($365) for the three and six months ended September 28, 2013, and $(162) and $(308) for the three and six months ended September 29, 2012, respectively	362	301	677	572
Reclassification adjustments for net realized gains on available-for-sale securities included in net income, net of tax effect of $0.4 and $54 for the three and six months ended September 28, 2013, and $6 and $10 for the three and six months ended September 29, 2012, respectively	(1)	(11)	(100)	(18)
Other comprehensive income, net of tax	361	290	577	554
Comprehensive income	$3,094	$980	$6,196	$1,841

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	September 28, 2013	March 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$10,163	$16,414
Short-term investments	146,571	123,847
Trade accounts receivable, net	7,708	7,335
Inventories	12,428	11,344
Prepaid expenses and other current assets	2,871	2,538
Prepaid income taxes	5,763	3,203
Deferred income taxes	7,644	7,517
Total current assets	193,148	172,198
Long-term investments	-	13,800
Property, plant and equipment, net	4,124	4,334
Other assets	732	787
Deferred income taxes, noncurrent	5,115	5,659
Total assets	$203,119	$196,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$3,078	$2,521
Accrued salaries and employee benefits	14,901	13,230
Other accrued liabilities	682	633
Deferred revenue	2,616	2,651
Income taxes payable	437	165
Total current liabilities	21,714	19,200
Income taxes payable, noncurrent	2,681	3,535
Deferred tax liabilities, noncurrent	115	115
Other accrued liabilities, noncurrent	583	575
Total liabilities	25,093	23,425

Commitments and contingencies (Note 8)

Shareholders’ Equity:
Preferred stock, no par value -- 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 11,416 shares as of September 28, 2013 and 11,526 shares as of March 30, 2013	69,875	68,389
Accumulated other comprehensive loss	(93)	(564)
Retained earnings	108,244	105,528
Total shareholders’ equity	178,026	173,353
Total liabilities and shareholders’ equity	$203,119	$196,778

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	September 28,	September 29,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,619	$1,287
Non-cash adjustments to net income:
Depreciation and amortization	482	697
Provision for doubtful accounts and sales returns	59	216
Provision for excess and obsolete inventories	368	754
Deferred income taxes	-	(127)
Stock-based compensation	1,348	1,514
Tax (provision) benefit related to stock-based compensation plans	(7)	7
Unrealized loss from short-term investments, categorized as trading	(408)	(194)
Amortization of premium on short-term investments	1,486	1,268
Changes in operating assets and liabilities:
Trade accounts receivable	(432)	(470)
Inventories	(1,452)	1,744
Prepaid expenses and other assets	(278)	1,546
Prepaid income taxes	(2,560)	(47)
Trade accounts payable and accrued expenses	2,264	959
Deferred revenue	(35)	213
Income taxes payable	(582)	272
Net cash provided by operating activities	5,872	9,639
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(251)	(144)
Purchases of investments	(85,927)	(64,042)
Sales of investments	38,470	20,080
Maturities and redemptions of investments	38,343	37,272
Net cash used in investing activities	(9,365)	(6,834)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	1,126	312
Stock repurchases	(3,884)	(6,828)
Net cash used in financing activities	(2,758)	(6,516)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,251)	(3,711)

CASH AND CASH EQUIVALENTS:
Beginning of period	16,414	19,860
End of period	$10,163	$16,149

Supplemental cash flow disclosures:
Income taxes paid (refunded), net	$3,783	$(1,304)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. (“Supertex,” the “Company,” “we,” and “us”) and its subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to state fairly the balance sheet as of September 28, 2013; the related statements of income and comprehensive income for the three and six months ended September 28, 2013 and September 29, 2012; and the statements of cash flows for the six months ended September 28, 2013 and September 29, 2012.  The March 30, 2013 balance sheet was derived from the audited financial statements included in the fiscal 2013 Annual Report on Form 10-K, but does not include all disclosures required by GAAP in the United States of America.  All significant intercompany transactions and balances have been eliminated.

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

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and six months ended September 28, 2013 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2014 will be a 52-week year.  The three months ended September 28, 2013 and September 29, 2012, both consist of thirteen weeks.

Recent Accounting Pronouncements

In July 2013, Financial Accounting Standard Board (“FASB”) issued an amendment regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment requires certain unrecognized tax benefits to be presented as reductions to deferred tax assets instead of liabilities on the condensed consolidated balance sheets. This amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 (the fiscal quarter ending March 29, 2014 for the company).  The company is currently assessing the potential effect to its consolidated financial statements in applying this guidance.

In February 2013, FASB issued an amendment regarding net income or other comprehensive income in financial statements.  This amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes,

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This amendment is effective prospectively for reporting periods beginning after December 15, 2012.  The Company adopted this guidance in its interim period ended June 29, 2013. The adoption of this guidance did not impact the Company's financial statements, as the guidance is related to disclosure only.

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

The Company’s money market investments, certificates of deposit purchased directly from the bank, and Non-Qualified Deferred Compensation Plan ("NQDCP") assets and liabilities are valued using Level 1 inputs. Fixed income available-for-sale portfolio, mainly consisting of municipal bonds, corporate bonds, commercial paper, auction rate securities (ARS) that were redeemed at par value subsequent to September 28, 2013, and certificates of deposits bought in the secondary market, are valued using Level 2 inputs.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

ARS, with a fair value of $1,900,000 and temporary impairment of $200,000, which was classified as  a long term investments at the end of the prior quarter,  was reclassified as $2,100,000 of short term investments at the end of this quarter due to its subsequent redemption at par value on October 21, 2013. Further, this ARS investment was transferred to Level 2 from Level 3 due to its redemption at par and its redemption price in an inactive market was used to determine fair value.

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 28, 2013 and March 30, 2013, excluding accrued interest (in thousands):

	September 28, 2013
	Fair value measurements
Assets	Level 1		Level 2	Level 3	Total
Money market funds	$7,744	(1)	$-	$-	$7,744
Municipal bonds	-		91,943	-	91,943
Corporate bonds	-		33,468	-	33,468
Certificates of deposits	7,120		998	-	8,118
Commercial paper	-		749	-	749
Equity mutual funds related to NQDCP	10,193		-	-	10,193
Auction Rate Securities	-		2,100	-	2,100
Total assets at fair value	$25,057		$129,258	$-	$154,315
Liabilities
Obligation related to NQDCP	$10,193		$-	$-	$10,193

	March 30, 2013
	Fair value measurements
Assets	Level 1		Level 2	Level 3	Total
Money market funds	$13,476	(1)	$-	$-	$13,476
Municipal bonds	-		58,658	-	58,658
Corporate bonds	-		25,825	-	25,825
Government agency bonds	-		16,187	-	16,187
Certificate of deposits	3,459		4,300	-	7,759
Commercial Papers			5,745		5,745
Equity mutual funds related to NQDCP	9,673		-	-	9,673
Long-term investments in ARS	-		-	13,800	13,800
Total assets at fair value	$26,608		$110,715	$13,800	$151,123
Liabilities
Obligation related to NQDCP	$9,673		$-	$-	$9,673

_________________________

(1)	Money market funds of $7,744,000 and $13,476,000 were classified as cash equivalents as of September 28, 2013 and March 30, 2013, respectively.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

During the three and six months ended September 28, 2013, the Company transferred ARS with a par value of $2,100,000 from Level 3 to Level 2 as the ARS was fully redeemed at par subsequent to September 28, 2013. During the three and six months ended September 29, 2012, there were no significant transfers between Level 1, Level 2 and Level 3.  The following table includes the activity for Auction Rate Securities that were classified as Level 3 of the valuation hierarchy (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Beginning balance of ARS classified as Level 3	$1,900	$13,600	$13,800	$25,900
Redemption of investments in ARS at par	-	-	(12,950)	(12,750)
Reversals of unrealized losses due to redemptions	-	-	970	-
Change in fair value of existing ARS	200	100	280	550
Reclassified to Level 2	(2,100)	-	(2,100)	-
Ending balance of ARS classified as Level 3	$-	$13,700	$-	$13,700

The Company transfers investments into and out of levels within the fair value hierarchy based on a change in circumstances at the end of the fiscal quarter.

During the three and six months ended September 28, 2013, the Company received $0 and $12,950,000, respectively, in proceeds for the redemptions at par value of the ARS with a carrying value at the time of $0 and $11,900,000. See Note 3 for further discussion of the Company’s ARS.    Subsequent to September 28, 2013, the Company received $2,100,000 for the redemption at par value of its last ARS holding.

Note 3 – Cash and Cash Equivalents and Investments

The Company’s cash equivalents consist primarily of investments in money market funds as follows (in thousands):

	September 28, 2013	March 30, 2013
Cash	$2,419	$2,938
Cash equivalents:
Money market funds	7,744	13,476
Total cash and cash equivalents	$10,163	$16,414

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The Company’s portfolio of short-term and long-term investments is as follows (in thousands):

	September 28, 2013
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities:
Equity mutual funds related to NQDCP	$10,193	$-	$-	$10,193
Available-for-sale securities:
Municipal bonds	91,926	160	(143)	91,943
Corporate bonds	33,474	61	(67)	33,468
Certificates of deposits	8,115	3	-	8,118
Auction Rate Securities	2,100	-	-	2,100
Commercial papers	749	-	-	749
Total short-term investments	$146,557	$224	$(210)	$146,571

	March 30, 2013
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities:
Equity mutual funds related to NQDCP	$9,673	$-	$-	$9,673
Available-for-sale securities:
Municipal bonds	58,524	156	(22)	58,658
Corporate bonds	25,667	161	(3)	25,825
Government agency bonds	16,106	82	(1)	16,187
Certificates of deposits	7,758	5	(4)	7,759
Commercial Papers	5,743	2	-	5,745
Total short-term investments	$123,471	$406	$(30)	$123,847

Long-term investments:
ARS available-for sale securities	$15,050	$-	$(1,250)	$13,800

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The Company’s short-term and long-term investments by contractual maturity are as follows (in thousands):

	September 28, 2013	March 30, 2013
Short-term investment:
Trading securities:
Due in one year or less	$10,193	$9,673
Available-for-sale securities:
Due in 12 months or less	46,386	45,190
Due in 12 to 24 months	54,110	23,019
Due in 24 to 36 months	25,691	32,345
Due in 36 to 49 months	10,191	13,620
Total short-term investments	$146,571	$123,847
Long-term investment:
Available-for-sale securities at fair value:
Due after ten years	$-	$13,800
Total long-term investments	$-	$13,800

Short-term investments classified as trading securities consisted entirely of investments in mutual funds held by the Company’s NQDCP. Unrealized gains (losses) on trading securities are recorded in the Condensed Consolidated Statements of Income. Unrealized gains on trading securities were $427,000 and $408,000 for the three and six months ended September 28, 2013 compared to $291,000 and $194,000, respectively, for the same periods of the prior fiscal year.

The Company’s available-for-sale portfolio as of September 28, 2013 was comprised of municipal bonds, corporate bonds, commercial paper, certificates of deposits and ARS. Unrealized gains (losses) on available-for-sale securities are recorded in other comprehensive income (loss) as increases (declines) in fair values and are considered to be temporary.

Realized gains (losses) on the sale of available-for-sale securities are determined by the specific identification method and are reflected in the interest income line item on the condensed consolidated statements of income. During the three and six months ended September 28, 2013, the Company disposed of short-term available-for-sale securities totaling $13,818,000 and $63,830,000, compared to $18,837,000 and $44,602,000, respectively, for the same periods of the prior fiscal year.  The realized gains  of these transactions were $1,000 and $153,000 for the three and six months ended September 28, 2013. For the three and six months ended September 29, 2012, such gain was immaterial.

Subsequent to September 28, 2013, an ARS with a par value of $2,100,000 was fully redeemed at par value. Therefore, this ARS was classified as a current asset with a book value of $2,100,000 and was presented as a short-term investment on the Company’s balance sheet as of September 28, 2013.

The Company loaned $300,000 on December 21, 2012 and $200,000 on October 28, 2013 (subsequent to this quarter end) under convertible promissory notes to a private startup company developing products based on a new technology. This private startup company uses the Company's ICs for its prototype systems. Sales to date have not been material for the Company.  The  $300,000 loan was recorded as a long term asset as of September 28, 2013 since the due date was extended from December 31, 2013 in connection with the additional $200,000 loan. These unsecured loans accrue simple interest at a 5% annual rate with principal and accrued interest convertible at the option of the Company to preferred stock with the loans maturing on December 31, 2014. The

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

loans convert automatically into preferred stock, and the Company is required to invest another $1,500,000 if the private company is able to timely conduct a financing meeting certain criteria. The Company did not own any stock in the private company as of September 28, 2013.

Note 4 – Inventories

The Company’s inventories consist of high technology semiconductor devices that are specialized in nature, subject to rapid technological obsolescence, and sold in a highly competitive industry.  Inventory balances at the end of each period are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value.

Inventories consist of (in thousands):

	September 28, 2013	March 30, 2013
Raw materials	$379	$470
Work-in-process	8,498	7,310
Finished goods	2,326	2,324
Finished goods at distributors and on consignment	1,225	1,240
Total inventories	$12,428	$11,344

The Company wrote down excess and obsolete inventory totaling $227,000 and $368,000 for the three and six months ended September 28, 2013, compared to $598,000 and $754,000, respectively, for the same periods of the prior fiscal year. The Company sold previously written-down inventory of  $574,000 and $1,063,000 for the three and six months ended September 28, 2013 compared to $419,000 and $764,000 for the same periods of the prior fiscal year.

Note 5 - Stock-Based Compensation

The stock-based compensation expense for the three and six months ended September 28, 2013 was $705,000 and $1,348,000,  compared to $769,000 and $1,514,000, respectively, for the same periods of the prior fiscal year.

The Company granted options to employees with an estimated grant date fair value of $1,843,000 and $4,041,000, respectively, in the three and six months ended September 28, 2013.  The Company granted options to employees with an estimated grant date fair value of $238,000 for both the three and six months ended September 29, 2012. As of September 28, 2013, the unrecorded stock-based compensation related to stock options was $5,572,000 (net of estimated forfeitures) and will be recognized over an estimated weighted average amortization period of approximately 2.2 years.

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

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

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

The following table summarizes the activities under the 2001 and 2009 Plans for the six months ended September 28, 2013:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, March 30, 2013	797,151	1,532,640	$25.29
Granted	(403,540)	403,540	22.55
Exercised	-	(51,060)	21.27
Canceled	91,940	(91,940)	33.35
Balance, September 28, 2013	485,551	1,793,180	$24.37

The weighted average fair value of options, as determined under the authoritative guidance for stock compensation, granted to employees under the 2009 Plan during the three and six months ended September 28, 2013  was $10.44 and $10.01 per share, respectively.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the three and six months ended September 28, 2013 was $173,000 and $186,000, respectively.  During the three and six months ended September 28, 2013, the amount of cash received from employees as a result of employee stock option exercises was $815,000 and $1,086,000, respectively.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The options outstanding and exercisable as of September 28, 2013, under the 2001 and 2009 Plans are in the following exercise price ranges:

x

				Options Outstanding			Options Exercisable
Range of Exercise Prices				Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
	$17.29	-	$19.99	300,600	8.20	$18.88	66,560	$18.77
	20.00	-	24.99	954,620	7.68	21.92	356,752	21.30
	25.00	-	29.99	286,560	5.34	26.95	256,088	26.94
	30.00	-	34.99	84,500	4.03	33.93	84,500	33.93
	35.00	-	39.99	82,800	3.93	35.86	82,800	35.86
	40.00	-	44.99	68,100	0.42	41.05	68,100	41.05
	45.00	-	46.92	16,000	0.18	46.92	16,000	46.92
	$17.29	-	$46.92	1,793,180	6.71	$24.37	930,800	$27.00

Options outstanding and options exercisable under the option plans had a total intrinsic value of $5,352,000 and $1,936,000, respectively, as of September 28, 2013.

2000 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. For the six months ended September 28, 2013, the amount of cash received from employees as a result of ESPP purchases was $40,000 compared to $63,000 for the same period of the prior fiscal year.

Note 6 – Income Taxes

The income tax provision for the three months ended September 28, 2013 was  $943,000 on income before tax of $3,676,000 at the effective tax rate of 26% compared to $269,000 on income before tax of  $959,000 at the effective tax rate of 28%  for the same period of the prior fiscal year.

The provision for income taxes for the six months ended September 28, 2013 was $629,000 on income before tax of $6,248,000 at the effective tax rate of 10% compared to $498,000 on income before tax of $1,785,000 at the effective tax rate of 28% for the same period of the prior fiscal year.  The  decrease in tax rate was primarily due to $949,000 of income tax reserve releases resulting from expirations of statute of limitations on uncertain tax positions during the quarter ended June 29, 2013. There were no such statute of limitations expirations in the six-month period ended September 29, 2012.

The income tax benefit or provision for interim periods may not reflect the Company’s computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effects of foreign rate differentials, non-deductible stock-based compensation expense, tax-exempt interest income, R&D tax credits, tax contingencies including liability for uncertain positions and the domestic production activities deduction.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

During the six months ended September 28, 2013,  the liability for uncertain income tax positions excluding accrued interest and penalties decreased from $3,160,000 to $2,482,000. Of the total $2,482,000 of unrecognized tax benefits, $1,789,000 represents the amount that, if recognized, would favorably affect the Company’s effective income tax rate in a future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of September 28, 2013, the Company had approximately $313,000 accrued for estimated interest and $164,000 for estimated penalties related to uncertain tax positions. For the six months ended September 28, 2013, the Company recorded estimated interest reduction of $125,000 and estimated penalties increase of $6,000.

The balance of unrecognized income tax benefits, including accrued interest and accrued penalties on September 28, 2013, was approximately $160,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

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

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
BASIC:
Net income	$2,733	$690	$5,619	$1,287
Weighted average shares outstanding for the period	11,505	11,779	11,516	11,889
Net income per share	$0.24	$0.06	$0.49	$0.11

DILUTED:
Net income	$2,733	$690	$5,619	$1,287
Weighted average shares outstanding for the period	11,505	11,779	11,516	11,889
Effect of dilutive securities: stock options and ESPP	96	3	77	3
Total	11,601	11,782	11,593	11,892
Net income per share	$0.24	$0.06	$0.48	$0.11

Options to purchase 916,687 shares of the Company’s common stock at a weighted average price of $27.94 per share, and 1,058,161 shares at a weighted average price of $27.23 per share for the three and six months ended September 28, 2013, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the three and six months ended September 29, 2012, options to purchase 1,650,407 shares of the Company’s common stock at a weighted average price of $26.48 per share, and 1,653,266 shares at a weighted average price of $26.53 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The reductions to revenue for estimated product returns for the three and six months ended September 28, 2013 and September 29, 2012 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge	Deductions and Other(1)	Balance at End of Period
Three months ended September 28, 2013	$262	$11	$(43)	$230
Three months ended September 29, 2012	$339	$86	$(211)	$214
Six months ended September 28, 2013	$230	$71	$(71)	$230
Six months ended September 29, 2012	$213	$220	$(219)	$214

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

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses and is recorded as cost of sales. The warranty reserve was $52,000  as of September 28, 2013. Such amount was $54,000 as of March 30, 2013.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

Operating Lease Obligations

The Company’s future minimum lease payments under non-cancelable operating leases as of September 28, 2013 are as follows (in thousands):

Payment Due by Fiscal Year	Operating Lease
2014 (remaining 6 months)	$454
2015	882
2016	796
2017	55
$2,187

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense net of sublease income for the three and six months ended September 28, 2013 amounted to $260,000 and $517,000, respectively, compared to rental expense of  $278,000 and $561,000 for the same periods of last fiscal year.

Note 9 – Common Stock Repurchase

Common Stock Repurchase

Stock repurchase activities for the three months ended September 28, 2013 and September 29, 2012 are as follows:

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Number of shares repurchased	147,000	396,000	163,000	402,000
Cost of shares repurchased	$3,534,000	$6,883,000	$3,884,000	$6,996,000
Average price per share	$23.96	$17.37	$23.77	$17.38

In January 2011, the Board of Directors designated $60,000,000 of its cash, cash equivalents and investments for a major stock repurchase during the period from January 2011 through March 2013, and accordingly, increased the Company’s share repurchase program from approximately 556,000 shares to 2,500,000 shares. From January 2011 through March 30, 2013, the Company applied approximately $32,079,000 to stock repurchases of 1,672,000 shares.

The amended repurchase program has no expiration date except when an aggregate of 2,500,000 shares have been repurchased, either in the open market or through private transactions. Under this program, cumulatively the Company had repurchased approximately 1,835,000 shares for $35,963,000 as of  September 28, 2013, leaving approximately 665,000 shares authorized for future repurchase under the Company’s current repurchase program.

Since the inception of the Company’s initial share repurchase program in 1992 through September 28, 2013, the Company has repurchased a total of approximately 4,179,000 shares of the common stock for an aggregate cost

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

of $72,514,000 under its share repurchase programs. Upon their repurchase, shares are restored to the status of authorized but unissued shares.

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

The Company’s principal markets are in Asia, the United States, and Europe.  Below is a summary of sales by major geographic area for the three and six months ended September 28, 2013 and September 29, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
Net Sales	2013	2012	2013	2012
United States	$5,367	$4,170	$10,322	$9,549
China	5,186	4,815	10,189	8,653
Singapore	2,759	1,291	4,916	3,303
Asia (excluding China & Singapore)	2,656	3,964	4,955	6,891
Europe	1,694	1,563	3,452	3,306
Other	87	116	113	276
Net Sales	$17,749	$15,919	$33,947	$31,978

Net property, plant and equipment by country as of September 28, 2013 and March 30, 2013 are as follows (in thousands):

	September 28, 2013	March 30, 2013
United States	$3,349	$3,483
Hong Kong, China	775	851
Property, plant and equipment, net	$4,124	$4,334

Note 11 – Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representatives and distributors. Revenue from sales to distributors and the related cost of sales are recognized only upon resale to end-user customers, which is on a sell-through basis worldwide.

A  distributor and a major medical equipment company accounted for approximately 12%  and 11%, respectively, of net sales for the three months ended September 28, 2013, and each accounted for  11% for the six months

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

ended September 28, 2013.  This major medical equipment company and this distributor along with another distributor each accounted for approximately 12% of net sales for the three months ended September 29, 2012. For the six months ended September 29, 2012, this medical equipment company and this distributor each accounted for approximately 12% of net sales while the other distributor accounted for less than 10% of net sales. Nearly all of the sales to the medical equipment company were through various distributors and contract manufacturers which have many international locations. None of the sales attributed to these distributors were included in the re-sales attributed to the medical equipment company.

There were no other customers that accounted for more than 10% of the Company’s net sales for the three and six months ended September 28, 2013 and September 29, 2012.

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

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates," and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectations that through the introduction of our new integrated solutions along with our discrete building block product offerings, we will continue to be a major player in the medical ultrasound market and that  sales of our medical ultrasound products will decrease sequentially in the third fiscal quarter due to seasonality; (2) our belief that there are significant growth opportunities for the medical ultrasound market in China, Korea and India; (3) our beliefs that sales of LED driver ICs for general lighting and backlighting will grow as they are designed in new lighting applications and that such sales will increase sequentially in the third fiscal quarter in both backlighting and general lighting; (4) our expectation of sales of printer head drivers being flat sequentially in the third fiscal quarter; (5) our belief that we can expect resumption of our sales of drivers for OLED printing equipment in fiscal 2015 if our customer can perfect the technology and process to build such equipment with high printing yield at low cost and go to volume production; (6) our belief that R&D expenses as a percentage of net sales may fluctuate from quarter to quarter;  (7) our belief that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months;  (8)  our belief that we have substantial production capacity in place, except for certain capital equipment that we plan to procure, to handle our forecasted business for the remainder of fiscal 2014;    (9) our belief that our exposure to foreign currency risk is relatively small; (10) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows; and (11) our expectation that our loan to a private company will either be automatically or voluntarily converted into equity of that company prior to its maturity.

These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties include material adverse changes in the demand for our customer’s products in which the Company’s products are used; that competition to supply semiconductor devices in the markets in which the Company competes increases and causes price erosion; that demand does not materialize and increase for recently released customer products incorporating the Company’s products; that we have delays in developing and releasing into production our planned new products; that there could be unexpected manufacturing issues as production ramps up; that the demand for the Company’s products or results of its product development changes such that it would be unwise not to decrease research and development; that the IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; that some of the Company’s equipment will be unexpectedly damaged or become obsolete, thereby requiring replacement;  and that the private company we invested in will raise substantial equity capital from third parties during the next six months;  as well as those described in "Factors Which May Affect Operating

Results" under Item 1A of Part I , “Risk Factors” in the Company’s  annual report on Form 10-K for the fiscal year ended March 30, 2013. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.  Accordingly, the readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

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

The following tables show our estimate of the breakdown of net sales by end market for the three and six months ended September 28, 2013 and September 29, 2012, and the three months ended June 29, 2013, as well as year-over-year and sequential percentage changes (in thousands except percentages):

	Three Months Ended					Six Months Ended
	September 28,	June 29,	September 29,	Sequential	Year-Over-Year	September 28,	September 29,	Year-Over-Year
	2013	2013	2012	Change	Change	2013	2012	Change
Medical Electronics	$7,208	$6,013	$6,733	20%	7%	$13,221	$12,225	8%
EL/Printers	4,048	4,196	3,263	-4%	24%	8,244	8,447	-2%
Industrial/Other	3,220	2,902	2,152	11%	50%	6,122	4,590	33%
LED Lighting	2,759	2,228	2,251	24%	23%	4,987	3,600	39%
Telecom	514	859	1,520	-40%	-66%	1,373	3,116	-56%
Net Sales	$17,749	$16,198	$15,919	10%	11%	$33,947	$31,978	6%

	Three Months Ended			Six Months Ended
	September 28,	June 29,	September 29,	September 28,	September 29,
Net Sales	2013	2013	2012	2013	2012
Medical Electronics	41%	37%	42%	39%	38%
EL/Printers	23%	26%	20%	24%	27%
Industrial/Other	18%	18%	14%	18%	14%
LED Lighting	15%	14%	14%	15%	11%
Telecom	3%	5%	10%	4%	10%
Net Sales	100%	100%	100%	100%	100%

Net sales for the three and six months ended September 28, 2013 were $17,749,000 and $33,947,000, a 11% and 6% increase, respectively, compared to $15,919,000 and $31,978,000 for the same periods of the prior fiscal year, and a 10% increase compared to $16,198,000 for the prior quarter. The year-over-year quarterly and six month increases were primarily due to increased sales of our medical products, our LED backlighting drivers for TVs and high end monitors (for the six-month but not the three-month comparison), our LED drivers for general lighting applications, our printer head drivers for a new series of printers for printing on ceramics and textiles as well as for printing 3D, various products within our Industrial/other market including a new custom product for audio, and increased custom processing services. These increases were partially offset by lower sales of ICs for high voltage amplifier ICs for optical MEMS applications in the telecom market. In addition, last year we supplied drivers for prototype OLED printing equipment which our customers used to print large screen OLED TVs which were exhibited at the Consumer Electronics Show in January 2013. If our customer can perfect the technology and process to build the equipment with high printing yield at low cost, it plans to go to volume production and we can expect resumption of our driver sales next fiscal year.

The sequential sales increase was driven by higher sales in medical products primarily from higher seasonal demand and shipments of our analog switches and pulsers, higher demand for our LED backlighting drivers, higher demand for our printer head drivers for ceramic and textile printers as well as for printing 3D, and from a new product for the audio market. These sales increases more than offset sales reductions of high voltage amplifier ICs for optical MEMS in the telecom market.

Our medical electronics product family, primarily for ultrasound imaging, accounted for the largest sales of all of our five target markets for the three months ended September 28, 2013, June 29, 2013 and September 29,

2012. Sales to this market for the three and six months ended September 28, 2013 increased 7% and 8%, respectively, compared to the same periods last fiscal year due to higher shipments of our analog switches, including our new advanced analog switches, high voltage pulser ICs and chipsets, and custom processing services. Medical electronics product sales increased 20% compared to the prior quarter for the same reasons and also due to normal seasonality demand increase. During the past fiscal year, sales to this market have returned to their normal seasonality pattern, that being greater shipments in the first half of our fiscal year and lesser shipments in the second half. We expect sales of medical products to be sequentially lower in our third fiscal quarter, in line with historical seasonal trends.

In recent years, the overall ultrasound imaging system market has been shifting from big console systems to transportable and hand-held units, which, along with product upgrades for cart-based consoles and large stationary systems have driven growth.  Because of space and power constraints of the transportable and hand-held units, there are increasing demands for higher integration. With our high voltage, low power, CMOS IC technology and design expertise, we have been among the most qualified to support this demand. Geographically, the imaging equipment market is expanding very rapidly in China, India and many African countries. Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and manufacturers of medical ultrasound imaging machines to whom we have sold our products successfully.  Companies in those regions continue to grow and develop new machines although most of them have moved their operations to Asia to reduce cost. In addition, we see significant growth opportunities with Chinese and Korean medical ultrasound imaging machine manufacturers. We are expanding our product development activities and product offerings to capitalize on these exciting growth opportunities.  Through the introduction of our new integrated solutions complemented by our discrete transistor array building block product offerings, we believe we will continue to be a major player in this market.

Sales of our product offerings for the EL/Printers market, which consist of EL inverter ICs, printer head ICs and flat panel display ICs and custom processing services, for the three and six months ended September 28, 2013 were higher by 24% and lower by 2%, respectively, compared to the same periods in the last fiscal year and decreased 4% sequentially.  The year-over-year quarterly sales increase was due primarily to higher sales of printer head drivers for a new series of printers for printing on ceramics and textiles as well as for printing 3D. The small decrease for the six month year-over-year period resulted from two offsetting factors: a decrease in shipments of printer head drivers for OLED manufacturing equipment and an increase in shipments of printer head drivers for printing on ceramics and textiles, as well as printers for 3D printing.  Sales of drivers for OLED prototype manufacturing equipment occurred from the fourth quarter of fiscal 2012 through the second quarter of fiscal 2013. As the OLED prototype machines had been built, our driver shipments discontinued while customers refined their OLED printing technology using that equipment.  For example, one of our customers used its equipment to develop its 50+ inch UltraHD 4K OLED TV which was exhibited at the 2013 Consumer Electronics Show in Las Vegas. We expect sales of our high voltage printer head drivers to be flat sequentially in the third fiscal quarter.

Sales in the industrial and other markets for the three and six months ended September 28, 2013 increased 50% and 33% compared to the same periods in the prior fiscal year and increased 11% sequentially. The year-over-year increases were due to higher shipments of various products, including a new product for an audio application, and greater custom processing services. The sequential quarterly sales increase resulted from the same audio product and custom processing services.

LED driver IC sales increased 23% and 39%, respectively, for the three and six months ended September 28, 2013 compared to the same periods last year and increased 24% sequentially. The greater part of these sales increases resulted from backlighting driver shipments however, increased sales of general lighting products also contributed.  We believe that sales of LED driver ICs for backlighting and general lighting will grow as our new products are being designed into new applications. For the third fiscal quarter of 2014, we expect sales of our LED drivers for backlighting and general lighting to increase sequentially.

Sales to the telecom market for the three and six months ended September 28, 2013 decreased 66% and 56%, respectively, compared to the same periods of the prior fiscal year and decreased 40% sequentially. These decreases were in large part due to lower shipments of high voltage amplifier ICs for optical MEMS applications.

Our principal markets are in Asia, the U.S., and Europe.  Sales by geographic regions as well as year-over-year and sequential percentage changes were as follows, where international sales include sales to U.S. based customers if the products are delivered to their contract manufacturers outside the U.S. (in thousands except percentages):

	Three Months Ended					Six Months Ended
	September 28,	June 29,	September 29,	Sequential	Year-Over-Year	September 28,	September 29,	Year-Over-Year
	2013	2013	2012	Change	Change	2013	2012	Change
United States	$5,367	$4,955	$4,170	8%	29%	$10,322	$9,549	8%
China	5,186	5,003	4,815	4%	8%	10,189	8,653	18%
Singapore	2,759	2,157	1,291	28%	114%	4,916	3,303	49%
Asia (excluding China & Singapore)	2,656	2,299	3,964	16%	-33%	4,955	6,891	-28%
Europe	1,694	1,758	1,563	-4%	8%	3,452	3,306	4%
Other	87	26	116	235%	-25%	113	276	-59%
Net Sales	$17,749	$16,198	$15,919	10%	11%	$33,947	$31,978	6%

International Sales	$12,382	$11,243	$11,749	10%	5%	$23,625	$22,429	5%
Domestic Sales	5,367	4,955	4,170	8%	29%	10,322	9,549	8%
Net Sales	$17,749	$16,198	$15,919	10%	11%	$33,947	$31,978	6%

The 5% increases in total year-over-year quarterly and first half fiscal 2014 net sales to international customers and 10% sequential increase of net sales to international customers resulted primarily from increased revenues from our medical ultrasound products and our LED drivers for general lighting and backlighting.

Total year-over-year quarterly and first half fiscal 2014 net sales increases to domestic customers of 29% and 8%, respectively, were primarily due to increased custom processing services sales and shipments of a custom medical ultrasound product. Sequential domestic sales increased 8%, primarily from the same products and a military application.

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

	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 28,	June 29,	September 29,	September 28,	September 29,
Net Sales	2013	2013	2012	2013	2012
Gross Margin Percentage	57%	54%	46%	56%	46%
Included in Gross Margin Percentage Above:
Gross Margin Benefit from Sales of Previously Written Down Inventory	$574	$489	$419	$1,063	$764
Percentage of Net Sales	3%	3%	3%	3%	2%

Gross profit for the three and six months ended September 28, 2013 was $10,171,000 and $18,903,000 compared to $7,348,000 and 14,842,000, respectively, for the same periods of the prior fiscal year and $8,732,000 for the prior quarter. As a percentage of net sales, gross margin was 57% and 56%, respectively, for the three and six months ended September 28, 2013 compared to 46% for both the three and six months ended September 29, 2012 and 54% for the prior quarter. The year-over-year quarterly and first half increases in gross profit and gross margin were primarily attributable to lower unit cost of goods sold due to higher wafer fab capacity utilization, which was approximately 52% compared to approximately 45% during the same periods of the prior year when sales were lower and we were reducing inventory, and to a lesser extent, reduced provision for excess and obsolete inventory and increased sales of previously written-down inventory.

The sequential increases in gross profit and gross margin were primarily due to increased sales, higher wafer fab capacity utilization, a decrease in provision for excess and obsolete inventory resulting from increased expected future sales, reduced inventory balance, and an increase in shipments of previously reserved inventory.

We wrote down excess and obsolete inventory totaling $227,000 and $368,000 for the three and six months ended September 28, 2013 compared to $598,000 and $754,000, respectively, for the same periods of the prior fiscal year and $194,000 for the prior quarter.  We sold previously written-down inventory of $574,000 and $1,063,000 for the three and six months ended September 28, 2013 compared to $419,000 and $764,000, respectively, for the same periods of the prior fiscal year and $489,000 for the prior quarter.

Research and Development (“R&D”) Expenses

R&D expenses include payroll and benefits, development costs, and depreciation. We also expense experimental prototype wafers and mask sets related to new product development as R&D expenses.

	Three Months Ended					Six Months Ended
(Dollars in thousands)	September 28,	June 29,	September 29,	Sequential	Year-Over-Year	September 28,	September 29,	Year-Over-Year
	2013	2013	2012	Change	Change	2013	2012	Change
R&D Expenses	$3,685	$3,480	$3,556	6%	4%	$7,165	$7,042	2%
Percentage of Net Sales	21%	21%	22%			21%	22%

Year-over-year quarterly and first half R&D expense increased 4% and 2%, respectively, primarily from higher salary and profit sharing expense of $147,000 and $131,000, respectively, and a greater increase in fair value of our NQDCP assets of $82,000 and $192,000, respectively.  These increases were partially offset by lower experimental wafer processing of $132,000 and $181,000, respectively.

To recognize the change in the NQDCP assets, we record the corresponding difference in fair value to other income (expense) net. Correspondingly, to recognize the change in the NQDCP liability, we record the difference to other benefits expense. These NQDCP effects impact R&D expense to the extent the NQDCP investments are beneficially owned by R&D employees.

Sequentially, R&D expense increased by 6%, or $205,000, primarily due to an increase in fair value of NQDCP assets compared to a decrease last quarter for $140,000 and higher payroll expense of $55,000.

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

	Three Months Ended					Six Months Ended
(Dollars in thousands)	September 28,	June 29,	September 29,	Sequential	Year-Over-Year	September 28,	September 29,	Year-Over-Year
	2013	2013	2012	Change	Change	2013	2012	Change
SG&A Expenses	$3,524	$3,149	$3,449	12%	2%	$6,673	$6,833	-2%
Percentage of Net Sales	20%	19%	22%			20%	21%

The year-over-year quarterly SG&A expense increase of $75,000 was due to higher profit sharing expense. For the six month period compared to the same period last year SG&A expense decreased 2% or $160,000 primarily due to lower stock compensation expense of $84,000, lower bad debt expense of $79,000, and lower professional services and travel of $102,000, partially offset by higher profit sharing expense of $162,000. The sequential quarterly increase of $375,000 resulted primarily from an increase in asset fair market value of our NQDCP compared to a decrease last quarter for $219,000 and higher stock compensation expense of $92,000.

Interest Income and Other Income (Expense), Net

	Three Months Ended					Six Months Ended
(Dollars in thousands)	September 28,	June 29,	September 29,	Sequential	Year-Over-Year	September 28,	September 29,	Year-Over-Year
	2013	2013	2012	Change	Change	2013	2012	Change
Interest Income	$295	$409	$325	-28%	-9%	$704	$626	12%
Other Income (Expense), Net	419	60	291	598%	44%	479	192	149%
Total Interest and Other Income (Expense), Net	$714	$469	$616	52%	16%	$1,183	$818	45%
Percentage of Net Sales	4%	3%	4%			3%	3%

Interest income consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments. Year-over-year and sequential interest income for the three months ended September 28, 2013 decreased by $30,000 and $114,000, respectively, primarily due to lower net realized gains on the investments sold. For the six months ended September 28, 2013 compared to the same period last year, interest income increased by $78,000 compared to the prior year period primarily due to higher yields from the purchase of longer maturity bonds.

Other income, net, consists of changes in asset fair market value held by our NQDCP, sales of fixed assets, foreign exchange gains and losses and other miscellaneous income and expense items. Year-over-year quarterly and six month other income, net for the periods ended September 28, 2013 increased $128,000 and $287,000, respectively. These increases were primarily due to greater increases in asset fair market value of our NQDCP of $135,000 and $214,000 respectively. Sequentially, other income, net increased $359,000 primarily due to an increase of fair market value of NQDCP assets compared to a decrease of $446,000 partially offset by a lesser foreign exchange gain of $56,000.

Provision for Income Taxes

The income tax provision for the three months ended September 28, 2013 was $943,000 on income before tax of $3,676,000 at the effective tax rate of 26% compared to a benefit for income taxes of $314,000 on income before tax of $2,572,000 at the effective tax benefit rate of 12% in the prior quarter and a tax provision of $269,000 on income before tax of $959,000 at the effective tax rate of 28% in the second quarter of the prior fiscal year.

The higher year-over-year income tax provision resulted primarily from a higher pre-tax income offset by foreign rate differentials and R&D tax credit. The sequential change from a tax benefit in the prior quarter to a tax provision in the current quarter was primarily due to $949,000 income tax reserve releases resulting from expirations of statute of limitations on uncertain tax positions in the prior quarter.

The provision for income taxes for the six months ended September 28, 2013 was $629,000 on income before tax of $6,248,000 at the effective tax rate of 10% compared to $498,000 on income before tax of $1,785,000 at the effective tax rate of 28% for the same period of the prior fiscal year. This reduction in effective tax rate resulted primarily from income tax reserve releases of $949,000 due to expirations of statute of limitations on uncertain tax positions in the current year whereas there were no such statute of limitations expirations in the same six-month period of the prior fiscal year.

The income tax provision or benefit for interim periods may not reflect the Company’s computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effects of reserves or reversals of provisions for uncertain tax positions, foreign rate differentials, non-deductible stock-based compensation expense, tax-exempt interest income, R&D tax credits, tax contingencies, and the domestic production activities deduction.

We maintain liabilities for uncertain tax positions within our income taxes payable account. The determination of the liability amount involves considerable judgment and estimation, and is continuously monitored based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

Financial Condition

Overview

Our principal sources of liquidity are cash, cash equivalents, short-term investments, and cash flow generated from operating activities.  Our cash and cash equivalents are comprised of bank deposits and money market investments with financial institutions and can be withdrawn at any point of time without prior notice or penalty. Our short term investments can be withdrawn on short notice and with minimal realized gain or loss. Our cash and cash equivalents balances as of September 28, 2013 and March 30, 2013 were $10,163,000 and $16,414,000 respectively. Our short term investment balances for the same periods were $146,571,000 and $123,847,000, respectively. The increase in cash and cash equivalents combined with short-term investments was primarily due to ARS investment redemptions of $12,950,000 at par value and a reclassification of our remaining ARS of $2,100,000 from a long-term investment to a short-term investment due to its redemption subsequent to September 28, 2013.

Working capital is defined as current assets less current liabilities. As of September 28, 2013, working capital balance was $171,434,000 compared to $152,998,000 as of March 30, 2013, an increase of $18,436,000.  The increase resulted primarily from redemptions of ARS at par value and cash flows from operating activities.

The principal use of our liquidity has been for stock repurchases.  Between the end of January 2011, when we announced that we were devoting up to $60 million to stock repurchases over the next twenty-six months, and September 28, 2013, we have repurchased approximately 1,835,000 shares for $35,963,000. During the six-month period ended September 28, 2013, we repurchased approximately 163,000 shares for $3,884,000.

 Liquidity and Capital Resources

In summary, our cash flows are as follows (in thousands):

	Six Months Ended
	September 28, 2013	September 29, 2012
Net cash provided by operating activities	$5,872	$9,639
Net cash used in investing activities	(9,365)	(6,834)
Net cash used in financing activities	(2,758)	(6,516)
Net decrease in cash and cash equivalents	$(6,251)	$(3,711)

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. For the six months ended September 28, 2013, net cash provided by operating activities was $5,872,000 compared to $9,639,000 for the same period of the prior fiscal year. The decrease of $3,767,000 resulted from a use of cash to change operating assets and liabilities of $7,292,000 which was partially offset by the increase of net income after adjusting non-cash activities by $3,525,000. The primary reasons for the use of cash to change operating assets and liabilities were increases in inventory in anticipation of future shipments compared to decreases last year and higher tax payments resulting from higher profit. The non-cash adjustments to net income in the first six months of fiscal 2014 were $3,328,000 compared to $4,135,000 in the comparable period last year, or $807,000 lower, primarily due to a decrease in provision for excess and obsolete inventory, a decrease in depreciation expense, and a reduction in bad debt provision and sales returns.

We have generated positive cash flow from operations every fiscal year for the past 20 years.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales, maturities and redemptions of short-term and long-term investments. Net cash used by investing activities for the six months ended September 28, 2013 was $9,365,000 compared to $6,834,000 for the same period last fiscal year. This difference of $2,531,000 was primarily due to higher purchases of short term investments compared to increases in sales and maturities of such investments. For the remainder of fiscal 2014, we believe that we have substantial production capacity in place to handle our forecasted business except for certain replacements, upgrades and additional test equipment capacity needs which we plan to acquire to meet higher unit volume. We also believe that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Our investment portfolio is primarily comprised of corporate bonds, municipal bonds, commercial paper, and certificates of deposits. The remaining ARS included in our September 28, 2013 balance sheet of $2,100,000 was redeemed at par value on October 21, 2013.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans and the sale of stock through the ESPP, as well as payments for dividends and stock repurchased under our previously announced stock repurchase plan. Net cash used in financing activities for the six months ended

September 28, 2013 was $2,758,000, which included repurchases of our shares in the open market of $3,884,000, which were partially offset by proceeds from the exercise of stock options granted under the 2001 and 2009 Plans and sale of stock under the ESPP of $1,126,000. For the same period of the prior fiscal year, net cash used by financing activities was $6,516,000, which included stock repurchases of $6,996,000, partially offset by the proceeds from the exercise of stock options granted under the 2001 and 2009 Plans and stock sales under the ESPP of $312,000.

Off-Balance Sheet Arrangements

We do not have nor have we ever had any off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our financial condition, sales, expenses, results of operations, liquidity, capital expenditures, or capital resources. See Note 8, “Commitments and Contingencies” regarding our indemnification agreements.

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

The following table summarizes our significant contractual cash obligations as of September 28, 2013, which consist of operating facility lease obligations and purchase obligations as described above, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Due in Fiscal Years
Contractual Obligations		Total	2014 (remaining 6 months)	2015	2016	2017	2018 and beyond
Operating lease obligations	(1)	$2,187	$454	$882	$796	$55	$-
Purchase obligations		4,170	3,595	484	49	40	2
Total contractual cash obligations		$6,357	$4,049	$1,366	$845	$95	$2

 ______________________________

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2016.    Rental expense net of sublease income for the three and six months ended September 28, 2013 amounted to $260,000 and $517,000 compared to rental expense of $278,000 and $561,000 for the same periods of last fiscal year.

As of September 28, 2013, our liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables, was $1,789,000.  As of September 28, 2013, we have accrued $313,000 of interest and $164,000 of penalties associated with uncertain tax positions. We did not include these obligations in the table above as we cannot determine the exact amount or timing of such cash payments that would be made associated with these uncertain tax positions.

Recent Accounting Pronouncements

In July 2013, Financial Accounting Standard Board (“FASB”) issued an amendment regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment requires certain unrecognized tax benefits to be presented as reductions to deferred tax assets instead of liabilities on the condensed consolidated balance sheets. This amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 (the fiscal quarter ending March 29, 2014 for us).  We are currently assessing the potential effect to our consolidated financial statements in applying this guidance.

In February 2013, FASB issued an amendment regarding net income or other comprehensive income in financial statements.  This amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This amendment is effective prospectively for reporting periods beginning after December 15, 2012.  We adopted this guidance in our interim period ended June 29, 2013. The adoption of this guidance did not impact our financial statements, as the guidance is related to disclosure only.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of the investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio as of September 28, 2013, was comprised of corporate bonds, municipal bonds, commercial paper and certificates of deposits as well as an ARS of $2,100,000 which was subsequently redeemed during October.  During the three and six months ended September 28, 2013, investments and cash and cash equivalents generated interest income of $295,000 and $704,000, compared to $325,000 and $626,000 for the same periods of the prior fiscal year.  Based on the par value of our investments (excluding the fair market value of our NQDCP) and cash and cash equivalent balances as of September 28, 2013, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $366,000.

As of September 28, 2013, we had no long-term debt outstanding.

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

Evaluation of Disclosure Controls and Procedures:  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 28, 2013, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the three months ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect such control.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of our Form 10-K for the fiscal year ended March 30, 2013, filed on June 13, 2013, which risk factors are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of share purchase activities by us during the three months ended September 28, 2013. There was no purchase activity during that period by an “affiliated purchaser” of ours as defined in Rule 10b-18(a)(3).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
6/30/13 – 7/27/13	-		-	812,234
7/28/13 – 8/24/13	45,268	$24.50	45,268	766,966
8/25/13 – 9/28/13	102,220	23.72	102,220	664,746
Total	147,488	$23.96	147,488

_________________________________

(1)

Our current share repurchase program, under which we repurchased these 147,488 shares during the three months ended September 28, 2013, has been in place since 1999. Although we publicly announced the most recent 1,944,145 share program increase, we are not certain but do not believe we publicly announced this program at its inception, although our financial statements have reflected purchases from time to time under this program. These 147,488 shares were purchased in open market and block trade transactions.

(2)

We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. The board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a share repurchase program authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced the inception of the 1999 repurchase program. On January 30, 2008, and January 21, 2011, the board of directors amended the 1999 repurchase program to add 1,000,000 and 1,944,145 shares, respectively. The 1999 repurchase program has no expiration date, other than, unless extended, when all of the shares in the program have been repurchased. As of September 28, 2013, there were 664,746, shares remaining in the 1999 repurchase program. Neither this program nor any other repurchase program or plan has expired during the second fiscal quarter ended September 28, 2013 nor have we decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

We have had share repurchase programs in place since 1992 under which our Board of Directors authorized us to repurchase an aggregate of 4,844,145 shares. Since the inception of these repurchase programs in 1992 through September 28, 2013, we have repurchased a total of 4,179,399 shares of the common stock for an aggregate cost of approximately $72,514,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of September 28, 2013, there were 664,746 shares authorized for future repurchase under our current program.

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

Dated: November 6, 2013
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