Form 10-Q
period 2013-12-28
SUPERTEX INC
filed 2014-02-06
CIK 730000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 28, 2013

or

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

Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on January 31, 2014
Common Stock, no par value	11,426,781
Exhibit index is on Page 38
Total number of pages: 1

SUPERTEX, INC.

QUARTERLY REPORT - FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Net sales	$17,351	$14,373	$51,298	$46,351
Cost of sales	7,658	7,057	22,702	24,193
Gross profit	9,693	7,316	28,596	22,158
Research and development	3,660	3,440	10,825	10,482
Selling, general and administrative	3,390	3,113	10,063	9,946
Total operating expenses	7,050	6,553	20,888	20,428
Income from operations	2,643	763	7,708	1,730
Interest income	313	331	1,017	957
Other income, net	406	81	885	273
Income before provision for income taxes	3,362	1,175	9,610	2,960
Provision for (benefit from) income taxes	685	(256)	1,314	242
Net income	$2,677	$1,431	$8,296	$2,718

Net income per share
Basic	$0.23	$0.12	$0.72	$0.23
Diluted	$0.23	$0.12	$0.72	$0.23
Shares used in per share computation:
Basic	11,416	11,567	11,483	11,782
Diluted	11,526	11,568	11,570	11,783

Cash dividends paid per share	$-	$1.00	$-	$1.00

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Net income	$2,677	$1,431	$8,296	$2,718
Other comprehensive income, net of tax
Net change in unrealized gain on available-for-sale investments, net of tax effect of ($57) and ($422) for the three and nine months ended December 28, 2013, and $(1) and $(310) for the three and nine months ended December 29, 2012, respectively	111	3	681	575
Reclassification adjustments for net realized (gain) loss on available-for-sale securities included in net income, net of tax effect of $0.6 and ($53) for the three and nine months ended December 28, 2013, and ($11) and ($21) for the three and nine months ended December 29, 2012, respectively	1	(20)	(99)	(38)
Other comprehensive income, net of tax	112	(17)	582	537
Comprehensive income	$2,789	$1,414	$8,878	$3,255

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	December 28, 2013	March 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$9,046	$16,414
Short-term investments	149,802	123,847
Trade accounts receivable, net	7,807	7,335
Inventories	14,165	11,344
Prepaid expenses and other current assets	2,797	2,538
Prepaid income taxes	5,814	3,203
Deferred income taxes	7,586	7,517
Total current assets	197,017	172,198
Long-term investments	-	13,800
Property, plant and equipment, net	4,336	4,334
Other assets	907	787
Deferred income taxes, noncurrent	5,115	5,659
Total assets	$207,375	$196,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$3,801	$2,521
Accrued salaries and employee benefits	15,226	13,230
Other accrued liabilities	654	633
Deferred revenue	2,495	2,651
Income taxes payable	690	165
Total current liabilities	22,866	19,200
Income taxes payable, noncurrent	2,684	3,535
Deferred tax liabilities, noncurrent	115	115
Other accrued liabilities, noncurrent	587	575
Total liabilities	26,252	23,425

Commitments and contingencies (Note 8)

Shareholders’ Equity:
Preferred stock, no par value -- 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value -- 30,000 shares authorized; issued and outstanding 11,405 shares as of December 28, 2013 and 11,526 shares as of March 30, 2013	70,686	68,389
Accumulated other comprehensive gain (loss)	18	(564)
Retained earnings	110,419	105,528
Total shareholders’ equity	181,123	173,353
Total liabilities and shareholders’ equity	$207,375	$196,778

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	December 28,	December 29,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,296	$2,718
Non-cash adjustments to net income:
Depreciation and amortization	746	1,011
Provision for doubtful accounts and sales returns	101	211
Provision for excess and obsolete inventories	427	1,530
Deferred income taxes	-	(126)
Stock-based compensation	1,971	2,162
Tax (provision) benefit related to stock-based compensation plans	(7)	7
Unrealized gain from short-term investments, categorized as trading	(784)	(285)
Amortization of premium on short-term investments	2,415	1,927
Loss on disposal of property, plant and equipment	1	-
Effect of exchange rate changes on cash and cash equivalents	(104)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(573)	2,067
Inventories	(3,248)	1,481
Prepaid expenses and other assets	(379)	1,466
Prepaid income taxes	(2,611)	(199)
Trade accounts payable and accrued expenses	3,137	1,207
Deferred revenue	(156)	(491)
Income taxes payable	(326)	(265)
Net cash provided by operating activities	8,906	14,421
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(577)	(434)
Purchases of investments	(106,042)	(80,233)
Sales of investments	41,925	27,749
Maturities and redemptions of investments	51,492	55,171
Net cash (used in) provided by investing activities	(13,202)	2,253
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	1,486	363
Stock repurchases	(4,558)	(8,530)
Payments of dividends to shareholders	-	(11,523)
Net cash used in financing activities	(3,072)	(19,690)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,368)	(3,016)
CASH AND CASH EQUIVALENTS:
Beginning of period	16,414	19,860
End of period	$9,046	$16,844

Supplemental cash flow disclosures:
Income taxes paid (refunded), net	$4,266	$(717)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Supertex, Inc. (“Supertex,” the “Company,” “we,” and “us”) and its subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to state fairly the balance sheet as of December 28, 2013; the related statements of income and comprehensive income for the three and nine months ended December 28, 2013 and December 29, 2012; and the statements of cash flows for the nine months ended December 28, 2013 and December 29, 2012.  The March 30, 2013 balance sheet was derived from the audited financial statements included in the fiscal 2013 Annual Report on Form 10-K, but does not include all disclosures required by GAAP in the United States of America.  All significant intercompany transactions and balances have been eliminated.

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

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and nine months ended December 28, 2013 are not necessarily indicative of the results to be expected for any future periods.

The Company reports on a fiscal year basis and it operates and reports based on quarterly periods ending on the Saturday nearest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of the fiscal year.  Fiscal 2014 will be a 52-week year.  The three months ended December 28, 2013 and December 29, 2012, both consist of thirteen weeks.

Recent Accounting Pronouncements

In July 2013, Financial Accounting Standard Board (“FASB”) issued an amendment regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment requires certain unrecognized tax benefits to be presented as reductions to deferred tax assets instead of liabilities on the condensed consolidated balance sheets. This amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 (the fiscal quarter ending June 28, 2014 for the Company).  The Company is currently assessing the potential effect to its consolidated financial statements in applying this guidance.

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

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The Company believes the long-term notes receivable to a start-up company are recoverable at carrying value, hence the Company considers the carrying value of the notes receivable is their fair value.

The Company’s money market investments, certificates of deposit purchased directly from the bank, and Non-Qualified Deferred Compensation Plan ("NQDCP") assets and liabilities are valued using Level 1 inputs. Fixed income available-for-sale portfolio, mainly consisting of municipal bonds, corporate bonds, US treasuries, commercial paper and certificates of deposits bought in the secondary market, are valued using Level 2 inputs.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The remaining auction rate securities ("ARS"), with a par value of $2,100,000, which was classified as a level 2 investment, was redeemed at par value on October 21, 2013.

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 28, 2013 and March 30, 2013, excluding accrued interest (in thousands):

	December 28, 2013
	Fair value measurements
Assets	Level 1		Level 2	Level 3	Total
Money market funds	$5,896	(1)	$-	$-	$5,896
Municipal bonds	-		92,499	-	92,499
Corporate bonds	-		33,827	-	33,827
Certificates of deposits	7,192		814	-	8,006
US Treasuries	-		4,137	-	4,137
Commercial paper	-		749	-	749
Equity mutual funds related to NQDCP	10,584		-	-	10,584
Total assets at fair value	$23,672		$132,026	$-	$155,698
Liabilities
Obligation related to NQDCP	$10,584		$-	$-	$10,584

	March 30, 2013
	Fair value measurements
Assets	Level 1		Level 2	Level 3	Total
Money market funds	$13,476	(1)	$-	$-	$13,476
Municipal bonds	-		58,658	-	58,658
Corporate bonds	-		25,825	-	25,825
Government agency bonds	-		16,187	-	16,187
Certificate of deposits	3,459		4,300	-	7,759
Commercial paper			5,745		5,745
Equity mutual funds related to NQDCP	9,673		-	-	9,673
Long-term investments in ARS	-		-	13,800	13,800
Total assets at fair value	$26,608		$110,715	$13,800	$151,123
Liabilities
Obligation related to NQDCP	$9,673		$-	$-	$9,673

_________________________

(1) Money market funds of $5,896,000 and $13,476,000 were classified as cash equivalents as of December 28, 2013 and March 30, 2013, respectively.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

During the three months ended September 28, 2013, the Company transferred ARS with a par value of $2,100,000 from Level 3 to Level 2 as the ARS was fully redeemed at par on October 21, 2013.  There were no significant transfers between Level 1, Level 2 and Level 3 during the three months ended December 28, 2013 or the three and nine months ended December 29, 2012. The following table includes the activity for Auction Rate Securities that were classified as Level 3 of the valuation hierarchy (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,		December 29,
	2013	2012	2013		2012
Beginning balance of ARS classified as Level 3	$-	$13,700	$13,800		$25,900
Redemption of investments in ARS at par	-	(250)	(12,950)		(13,000)
Reversals of unrealized losses due to redemptions	-	26	970		276
Change in fair value of existing ARS	-	24	280		324
Reclassified to Level 2	-	-	(2,100)	(1)	-
Ending balance of ARS classified as Level 3	$-	$13,500	$-		$13,500
_____________________________________
(1) The ARS of $2,10 0,000 was redeemed at par value on October 21, 2013.

The Company transfers investments into and out of levels within the fair value hierarchy based on a change in circumstances at the end of the fiscal quarter.

Note 3 – Cash and Cash Equivalents and Investments

The Company’s cash equivalents consist primarily of investments in money market funds as follows (in thousands):

	December 28, 2013	March 30, 2013
Cash	$3,150	$2,938
Cash equivalents:
Money market funds	5,896	13,476
Total cash and cash equivalents	$9,046	$16,414

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The Company’s portfolio of short-term and long-term investments is as follows (in thousands):

	December 28, 2013
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities:
Equity mutual funds related to NQDCP	$10,584	$-	$-	$10,584
Available-for-sale securities:
Municipal bonds	92,361	226	(88)	92,499
Corporate bonds	33,780	74	(27)	33,827
Certificates of deposits	8,003	3	-	8,006
US Treasuries	4,141	-	(4)	4,137
Commercial paper	749	-	-	749
Total short-term investments	$149,618	$303	$(119)	$149,802

There were no long-term investments as of December 28, 2013.

	March 30, 2013
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gain	Loss	Value
Short-term investments:
Trading securities:
Equity mutual funds related to NQDCP	$9,673	$-	$-	$9,673
Available-for-sale securities:
Municipal bonds	58,524	156	(22)	58,658
Corporate bonds	25,667	161	(3)	25,825
Government agency bonds	16,106	82	(1)	16,187
Certificates of deposits	7,758	5	(4)	7,759
Commercial paper	5,743	2	-	5,745
Total short-term investments	$123,471	$406	$(30)	$123,847

Long-term investments:
ARS available-for sale securities	$15,050	$-	$(1,250)	$13,800

As of December 28, 2013 and March 30, 2013, gross unrealized losses related to individual securities that had been in a continuous loss position for twelve months or longer were not material.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The Company’s short-term and long-term investments by contractual maturity are as follows (in thousands):

	December 28, 2013	March 30, 2013
Short-term investment:
Trading securities:
Due in one year or less	$10,584	$9,673
Available-for-sale securities:
Due in 12 months or less	48,220	45,190
Due in 12 to 24 months	54,524	23,019
Due in 24 to 36 months	30,585	32,345
Due in 36 to 49 months	5,889	13,620
Total short-term investments	$149,802	$123,847
Long-term investment:
Available-for-sale securities at fair value:
Due after ten years	$-	$13,800
Total long-term investments	$-	$13,800

Short-term investments classified as trading securities consisted entirely of investments in mutual funds held by the Company’s NQDCP. Unrealized gains (losses) on trading securities are recorded in the Condensed Consolidated Statements of Income. Unrealized gains on trading securities were $376,000 and $784,000 for the three and nine months ended December 28, 2013 compared to $91,000 and $285,000, respectively, for the same periods of the prior fiscal year.

The Company’s available-for-sale portfolio as of December 28, 2013 was comprised of municipal bonds, corporate bonds, commercial paper,  U.S. treasuries and certificates of deposits. Unrealized gains (losses) on available-for-sale securities are recorded in other comprehensive income (loss) as increases (declines) in fair values and are considered to be temporary.

Realized gains (losses) on the sale of available-for-sale securities are determined by the specific identification method and are reflected in the interest income line item on the condensed consolidated statements of income. During the three and nine months ended December 28, 2013, the Company disposed of short-term available-for-sale securities totaling $14,443,000 and $78,273,000, compared to $25,259,000 and $69,861,000, respectively, for the same periods of the prior fiscal year.  For the three months ended December 28, 2013, the realized losses were  $1,000 and for the nine months ended December 28, 2013, the realized gains were $152,000. For the three and nine months ended December 29, 2012, such gain was immaterial.

The Company loaned $300,000 on December 21, 2012 and $200,000 on October 28, 2013 under convertible promissory notes to a private startup company developing products based on a new technology. This private startup company uses the Company's ICs for its prototype systems. Sales to date have not been material for the Company.  Both loans mature on December 31, 2014, since the due date of the initial loan of $300,000 was extended from December 31, 2013 to December 31, 2014 in connection with the additional $200,000 loan, and the  combined amount of $500,000 was recorded as a long term asset as of December 28, 2013. These unsecured loans accrue simple interest at a 5% annual rate with principal and accrued interest convertible at the option of the Company to preferred stock. The loans convert automatically into preferred stock, and the Company is required to invest another $1,500,000 if the private company is able to timely conduct a financing meeting certain criteria. The Company did not own any stock in the private company as of December 28, 2013.

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

Inventories consist of (in thousands):

	December 28, 2013	March 30, 2013
Raw materials	$405	$470
Work-in-process	10,423	7,310
Finished goods	2,193	2,324
Finished goods at distributors and on consignment	1,144	1,240
Total inventories	$14,165	$11,344

The Company wrote down excess and obsolete inventory totaling $59,000 and $427,000 for the three and nine months ended December 28, 2013, compared to $776,000 and $1,530,000, respectively, for the same periods of the prior fiscal year. The Company sold previously written-down inventory of $590,000 and $1,653,000 for the three and nine months ended December 28, 2013 compared to $394,000 and $1,158,000 for the same periods of the prior fiscal year.

Note 5 - Stock-Based Compensation

The stock-based compensation expense for the three and nine months ended December 28, 2013 was $623,000 and $1,971,000,  compared to $648,000 and $2,162,000, respectively, for the same periods of the prior fiscal year.

The Company granted options to employees with an estimated grant date fair value of $1,421,000 and $5,462,000 for the three and nine months ended December 28, 2013, compared to $57,000 and $295,000, respectively, for the three and nine months ended December 29, 2012. As of December 28, 2013, the unrecorded stock-based compensation related to stock options was  $6,081,000 (net of estimated forfeitures) and will be recognized over an estimated weighted average amortization period of approximately  2.3 years.

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

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

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

The following table summarizes the activities under the 2001 and 2009 Plans for the nine months ended December 28, 2013:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, March 30, 2013	797,151	1,532,640	$25.29
Granted	(530,240)	530,240	23.36
Exercised	-	(66,654)	21.12
Canceled	130,220	(130,220)	33.37
Balance, December 28, 2013	397,131	1,866,006	$24.32

The weighted average fair value of options, as determined under the authoritative guidance for stock compensation, granted to employees under the 2009 Plan during the three and nine months ended December 28, 2013 was $11.21 and $10.30 per share, respectively, compared to $6.67 and $6.97 per share for the same periods of the prior fiscal year. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the option on the date of the exercise) during the three and nine months ended December 28, 2013 was $80,000 and $266,000, respectively.  During the three and nine months ended December 28, 2013, the amount of cash received from employees as a result of employee stock option exercises was $322,000 and $1,408,000, respectively.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

The options outstanding and exercisable as of December 28, 2013, under the 2001 and 2009 Plans are in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$17.29	-	$19.99	289,000	7.95	$18.87	67,680	$18.65
20.00	-	24.99	939,426	7.44	21.91	403,518	21.24
25.00	-	29.99	402,180	6.60	26.65	248,608	26.96
30.00	-	34.99	84,500	3.78	33.93	84,500	33.93
35.00	-	39.99	82,800	3.68	35.86	82,800	35.86
40.00	-	41.05	68,100	0.17	41.05	68,100	41.05
$17.29	-	$41.05	1,866,006	6.74	$24.32	955,206	$26.35

Options outstanding and options exercisable under the option plans had a total intrinsic value of $3,986,000 and $1,683,000, respectively, as of December 28, 2013.

2000 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may elect to withhold up to 20% of their cash compensation to purchase shares of the Company’s common stock at a price equal to 95% of the market value of the stock at the time of purchase, which is at the end of the six-month offering period.  An eligible employee may purchase no more than 500 shares during any six-month offering period. For the three and nine months ended December 28, 2013, the amount of cash received from employees as a result of ESPP purchases was $38,000 and $78,000, compared to $50,000 and $113,000 for the same periods of the prior fiscal year.

Note 6 – Income Taxes

The income tax provision for the three months ended December 28, 2013 was $685,000 on income before tax of $3,362,000 at the effective tax rate of 20% compared to a benefit of $256,000 on income before tax of $1,175,000 at the effective tax benefit rate of 22% for the same period of the prior fiscal year. The tax benefit in the third quarter of last year resulted from expirations of statutes of limitations on uncertain tax positions.

The provision for income taxes for the nine months ended December 28, 2013 was $1,314,000 on income before tax of $9,610,000 at the effective tax rate of 14% compared to $242,000 on income before tax of $2,960,000 at the effective tax rate of 8% for the same period of the prior fiscal year.  The increase in tax rate was primarily due to a proportionally higher taxable income versus income tax reserve releases resulting from expirations of statute of limitations on uncertain tax positions of $989,000 when taxable income was $9,610,000 compared to $538,000 for the same period last year when taxable income was $2,960,000. Partially offsetting this effect were greater benefits from the current year R&D tax credits generated and shifts of income among tax jurisdictions with different tax rates.

The income tax benefit or provision for interim periods may not reflect the Company’s computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effects of foreign rate differentials, non-deductible stock-based compensation expense, tax-exempt interest

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

income, R&D tax credits, tax contingencies including liability for uncertain positions and the domestic production activities deduction.

During the nine months ended December 28, 2013, the liability for uncertain income tax positions excluding accrued interest and penalties decreased from $3,160,000 to $2,509,000. Of the total $2,509,000 of unrecognized tax benefits, $1,789,000 represents the amount that, if recognized, would favorably affect the Company’s effective income tax rate in a future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of December 28, 2013, the Company had approximately $314,000 accrued for estimated interest and $162,000 for estimated penalties related to uncertain tax positions. For the nine months ended December 28, 2013, the Company recorded estimated interest reduction of $124,000 and estimated penalties increase of $5,000.

The balance of unrecognized income tax benefits, including accrued interest and accrued penalties on December 28, 2013, was approximately $398,000 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company’s major tax jurisdictions are the United States federal, State of California and Hong Kong. The Company is currently subject to examination by federal, foreign and various state jurisdictions for the fiscal years 2002 through 2013. The Company is currently under examination of the federal income tax returns for fiscal 2011 and 2012 by the Internal Revenue Service.

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

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
BASIC:
Net income	$2,677	$1,431	$8,296	$2,718
Weighted average shares outstanding for the period	11,416	11,567	11,483	11,782
Net income per share	$0.23	$0.12	$0.72	$0.23

DILUTED:
Net income	$2,677	$1,431	$8,296	$2,718
Weighted average shares outstanding for the period	11,416	11,567	11,483	11,782
Effect of dilutive securities: stock options and ESPP	110	1	87	1
Total	11,526	11,568	11,570	11,783
Net income per share	$0.23	$0.12	$0.72	$0.23

Options to purchase 1,052,403  shares of the Company’s common stock at a weighted average price of $27.25 per share,  and 1,041,965 shares at a weighted average price of $27.46 per share for the three and nine months ended December 28, 2013, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the three and nine months ended December 29, 2012, options to purchase 1,675,403 shares of the Company’s common stock at a weighted average price of $26.20 per share, and 1,660,645 shares at a weighted average price of $26.42 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 8 – Commitments and Contingencies

Indemnification

As is customary in the Company’s industry, the Company has agreed to defend certain customers, distributors, suppliers, and subcontractors against certain claims which third parties may assert that its products allegedly infringe on certain of their intellectual property rights, including patents, trademarks, trade secrets, or copyrights.  The Company has agreed to pay certain amounts of any resulting damage awards and typically has the option to replace any infringing product with non-infringing product.  The terms of these indemnification obligations are generally perpetual from the effective date of the agreement.  In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims.  The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements.  The Company has never paid any such damage awards nor has it been required to defend any claims related to its indemnification obligations, and accordingly, it has not accrued any amounts for indemnification obligations.  However, there can be no assurance that the Company will not have any financial exposure under those indemnification obligations in the future.

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

The reductions to revenue for estimated product returns for the three and nine months ended December 28, 2013 and December 29, 2012 are as follows (in thousands):

Description	Balance at Beginning of Period	Charge	Deductions and Other(1)	Balance at End of Period
Three months ended December 28, 2013	$230	$40	$0	$270
Three months ended December 29, 2012	$214	$9	$(18)	$205
Nine months ended December 28, 2013	$230	$111	$(71)	$270
Nine months ended December 29, 2012	$213	$229	$(237)	$205

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

Warranty Reserve

For sales through distributors, the Company’s policy is to replace under warranty defective products at its own expense for a period of 90 days from date of shipment. This period may be extended in certain cases. This liability is limited to replacement of the product along with freight and delivery costs. In certain cases, the Company may pay for rework.

The Company reserves for estimated warranty costs in the same period as the related revenues are recorded. The estimate is based on historical expenses and is recorded as cost of sales. The warranty reserve was $56,000  as of December 28, 2013. Such amount was $54,000 as of March 30, 2013.

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

Operating Lease Obligations

The Company’s future minimum lease payments under non-cancelable operating leases as of December 28, 2013 are as follows (in thousands):

Payment Due by Fiscal Year	Operating Lease
2014 (remaining 3 months)	$228
2015	890
2016	796
2017	55
$1,969

The Company leases facilities under non-cancelable lease agreements expiring at various times through April 2016.  Rental expense net of sublease income for the three and nine months ended December 28, 2013 amounted to $260,000 and $777,000, respectively, compared to $254,000 and $815,000 for the same periods of last fiscal year.

Note 9 – Common Stock Repurchase

Common Stock Repurchase

Stock repurchase activities for the three months ended December 28, 2013 and December 29, 2012 are as follows:

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Number of shares repurchased	28,000	95,000	191,000	497,000
Cost of shares repurchased	$674,000	$1,663,000	$4,558,000	$8,659,000
Average price per share	$23.94	$17.57	$23.79	$17.42

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

The amended repurchase program has no expiration date except when an aggregate of 2,500,000 shares have been repurchased, either in the open market or through private transactions. Under this program, cumulatively the Company had repurchased approximately 1,863,000 shares for $36,637,000 as of December 28, 2013, leaving approximately 637,000 shares authorized for future repurchase under the Company’s current repurchase program.

Since the inception of the Company’s initial share repurchase program in 1992 through December 28, 2013, the Company has repurchased a total of approximately 4,207,000 shares of the common stock for an aggregate cost

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

of $73,188,000 under its share repurchase programs. Upon their repurchase, shares are restored to the status of authorized but unissued shares.

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

The Company’s principal markets are in Asia, the United States, and Europe.  Below is a summary of sales by major geographic area for the three and nine months ended December 28, 2013 and December 29, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
Net Sales	2013	2012	2013	2012
China	$5,874	$4,137	$16,063	$12,790
United States	4,657	4,190	14,979	13,739
Asia (excluding China & Singapore)	2,864	3,012	7,819	9,903
Singapore	2,017	1,560	6,933	4,863
Europe	1,854	1,456	5,306	4,762
Other	85	18	198	294
Net Sales	$17,351	$14,373	$51,298	$46,351

Net property, plant and equipment by country as of December 28, 2013 and March 30, 2013 are as follows (in thousands):

	December 28, 2013	March 30, 2013
United States	$3,428	$3,483
Hong Kong, China	908	851
Property, plant and equipment, net	$4,336	$4,334

Note 11 – Significant Customers

The Company sells its products to OEMs through its direct sales and marketing personnel, and through its independent sales representatives and distributors. Revenue from sales to distributors and the related cost of sales are recognized only upon resale to end-user customers, which is on a sell-through basis worldwide.

A  major medical equipment company and a distributor accounted for approximately 12%  and 11%, respectively, of net sales for the three months ended December 28, 2013. The same medical equipment company and a second

SUPERTEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(unaudited)

distributor accounted for 12%  and 11%, respectively, for the nine months ended December 28, 2013. This major medical equipment company accounted for approximately 13% of net sales for the three months ended December 29, 2012. For the nine months ended December 29, 2012, this medical equipment company accounted for approximately 12% of net sales while the second distributor accounted for  11% of net sales. Nearly all of the sales to the medical equipment company were through various distributors and contract manufacturers which have many international locations. None of the sales attributed to these distributors were included in the re-sales attributed to the medical equipment company.

There were no other customers that accounted for more than 10% of the Company’s net sales for the three and nine months ended December 28, 2013 and December 29, 2012.

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

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, our beliefs, our assumptions, and our goals and objectives.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates," and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectations that through the introduction of our new integrated solutions along with our discrete building block product offerings, we will continue to be a major player in the medical ultrasound market and that  sales of our medical ultrasound products will decrease sequentially in the fourth fiscal quarter due to revenue from new product ramp-ups in the third quarter trending downward to what we expect will be normal shipment levels in the fourth quarter; (2) our belief that there are significant growth opportunities for the medical ultrasound market in China, Korea and India; (3) our beliefs that sales of LED driver ICs for general lighting and backlighting will grow as they are designed in new lighting applications and that such sales will increase sequentially in the fourth fiscal quarter in both backlighting and general lighting; (4) our expectation of sales of printer head drivers being higher sequentially in the fourth fiscal quarter due to expected demand increases for our printer head drivers for ceramic printing and 3D printing; (5) our belief that we can expect resumption of our sales of drivers for OLED printing equipment in fiscal 2015 if our customer can perfect the technology and process to build such equipment with high printing yield at low cost and go to volume production; (6) our belief that R&D expenses as a percentage of net sales may fluctuate from quarter to quarter; (7) our belief that we have substantial production capacity in place through our wafer fab and, for certain products, outside foundries and except for certain capital equipment that we plan to procure, to handle our forecasted business for the remainder of fiscal 2014;  (8) our belief that our exposure to foreign currency risk, including from certificates of deposits in Renminbi, is relatively small; (9) our belief that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months; (10) our belief that it is unlikely that any legal claims will result in a material adverse effect on our financial position, results of operations or cash flows; and (11) our expectation that our loan to a private company will either be automatically or voluntarily converted into equity of that company prior to its maturity and our belief that these long-term notes receivable are recoverable at carrying value.

These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties include material adverse changes in the demand for our customer’s products in which the Company’s products are used; that competition to supply semiconductor devices in the markets in which the Company competes increases and causes price erosion; that demand does not materialize and increase for recently released customer products incorporating the Company’s products; that we have delays in developing and releasing into production our planned new products; that there could be unexpected manufacturing issues as production ramps up; that the demand for the Company’s products or results of its product development changes such that it would be unwise not to decrease research and development; that the

IRS will determine that more US income was realized than the Company claimed or that fewer expenses were allowable; that some of the Company’s equipment will be unexpectedly damaged or become obsolete, thereby requiring replacement;  and that the private company we invested in will raise substantial equity capital from third parties in order to continue operations;  as well as those described in "Factors Which May Affect Operating Results" under Item 1A of Part I , “Risk Factors” in the Company’s  annual report on Form 10-K for the fiscal year ended March 30, 2013. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.  Accordingly, the readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

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

Results of Operations

Net Sales

We operate in one reportable segment comprising the design, development, manufacturing and marketing of high voltage semiconductor devices including analog and mixed signal ICs and specialty double-diffused metal oxide semiconductor (“DMOS”) transistors. We have a broad customer base, which in some cases manufactures electronic end products and equipment spanning multiple markets. As such, the assignment of revenue to the markets described in the overview above requires the use of estimates, judgment, and extrapolation. All of the tables in this section include revenue from both product sales and, where applicable, custom processing services.  Actual results may differ slightly from those reported here.

The following tables show our estimate of the breakdown of net sales by end market for the three and nine months ended December 28, 2013 and December 29, 2012, and the three months ended September 28, 2013, as well as year-over-year and sequential percentage changes (in thousands except percentages):

	Three Months Ended					Nine Months Ended
	December 28,	September 28,	December 29,	Sequential	Year-Over-Year	December 28,	December 29,	Year-Over-Year
	2013	2013	2012	Change	Change	2013	2012	Change
Medical Electronics	$6,718	$7,208	$6,240	-7%	8%	$19,939	$18,465	8%
EL/Printers	3,923	4,048	2,501	-3%	57%	12,167	10,948	11%
Industrial/Other	3,195	3,220	2,304	-1%	39%	9,317	6,894	35%
LED Lighting	3,079	2,759	1,998	12%	54%	8,066	5,598	44%
Telecom	436	514	1,330	-15%	-67%	1,809	4,446	-59%
Net Sales	$17,351	$17,749	$14,373	-2%	21%	$51,298	$46,351	11%

	Three Months Ended			Nine Months Ended
	December 28,	September 28,	December 29,	December 28,	December 29,
Net Sales	2013	2013	2012	2013	2012
Medical Electronics	39%	41%	44%	39%	40%
EL/Printers	23%	23%	17%	24%	24%
Industrial/Other	18%	18%	16%	18%	15%
LED Lighting	18%	15%	14%	16%	12%
Telecom	2%	3%	9%	3%	9%
Net Sales	100%	100%	100%	100%	100%

Net sales for the three and nine months ended December 28, 2013 were $17,351,000 and $51,298,000, a 21% and 11% increase, respectively, compared to $14,373,000 and $46,351,000 for the same periods of the prior fiscal year, and a 2% decrease compared to $17,749,000 for the prior quarter. The year-over-year quarterly and nine month increases were primarily due to increased sales of our medical ultrasound products, our LED backlighting drivers for TVs and for high end monitors (for the nine-month but not the three-month comparison), our printer head drivers for a new series of printers for printing on ceramics as well as for printing 3D, various EL inverters and products within our Industrial/other market including a new custom product for audio, and for increased custom processing services. These increases were partially offset by lower sales of high voltage amplifier ICs for optical MEMS applications in the telecom market and reduced printer head drivers for the OLED market (for the year-to-date comparison). Last year we supplied drivers for prototype OLED printing equipment which our customers used to print large screen OLED TVs which were exhibited at the Consumer Electronics Show in January 2013. If our customer can perfect the technology and process to build the equipment with high printing yield at low cost, it plans to go to volume production and we can expect resumption of our driver sales next fiscal year.

The slight sequential sales decrease resulted from lower demand for our printer head drivers for ceramic printers and other display products. These sales decreases were partially offset by increased demand for our EL inverters, including a new design win for a laptop keyboard backlight.

The medical electronics market, comprised of our medical electronics product family, primarily products for ultrasound imaging together with custom processing services of medical electronics products, accounted for the largest sales of all of our five target markets for the three months ended December 28, 2013, September 28, 2013 and December 29, 2012. Sales to this market for the three and nine months ended December 28, 2013 increased 8% compared to the same periods last fiscal year due to higher shipments of our high voltage pulser ICs and chipsets, and our new analog switches.

Our revenues from the medical electronics market were lower by 7% compared to the prior quarter due to a reduction in custom processing services while our medical ultrasound product sales were flat. Sales of product to the medical ultrasound market are generally lower in the third fiscal quarter due to a normal seasonality pattern in which our customers build up their component inventory in our first and second fiscal quarters so they can meet their year-end system shipment requirements. This year, our medical ultrasound shipments were not sequentially lower due to increases in some of our new products ramping up from design wins and due to a lesser overall effect from the seasonality dip. As several new product ramp-ups which filled the channel in the third fiscal quarter would be trending downwards to what we expect will be normal shipment levels, we expect sales of medical products to be sequentially lower in our fourth fiscal quarter.

In recent years, the overall ultrasound imaging system market has been shifting from big console systems to transportable and hand-held units, which, along with product upgrades for cart-based consoles and large high-end stationary systems have driven growth.  Because of space and power constraints of the transportable and hand-held units, there are increasing demands for higher integration. With our high voltage, low power, CMOS IC technology and design expertise, we have been among the most qualified to support this demand. Geographically, the imaging equipment market is expanding very rapidly in China, India and many African countries. Traditionally, OEMs in the United States, Germany, and Japan have been the main developers and manufacturers of medical ultrasound imaging machines to whom we have sold our products successfully.  Companies in those regions continue to grow and develop new machines although most of them have moved their operations to Asia to reduce cost. In addition, we see significant growth opportunities with Chinese and Korean medical ultrasound imaging machine manufacturers. We are expanding our product development activities and product offerings to capitalize on these exciting growth opportunities.  Through the introduction of our new integrated solutions complemented by our discrete transistor array building block product offerings, we believe we will continue to be a major player in this market.

Sales of our product offerings for the EL/Printers market, which consist of EL inverter ICs, printer head driver ICs and flat panel display ICs and custom processing services, for the three and nine months ended December 28, 2013 were higher by 57% and  11%, respectively, compared to the same periods in the last fiscal year and decreased 3% sequentially. The sequential decrease resulted from reduced sales of printer head drivers and other display products, partially offset by higher sales of EL products. The year-over-year quarterly sales increases were due primarily to higher sales of printer head drivers for a new series of printers for printing on ceramics as well as for printing 3D; of legacy printer head drivers; and of EL inverters for backlighting products including a laptop keyboard. Partially offsetting the nine month sales increase was a decrease in shipments of a custom printer head driver for OLED TV panel manufacturing equipment. Sales of these drivers were made from the fourth quarter of fiscal 2012 through the second quarter of fiscal 2013 for the customer to build prototypes. As the OLED prototype equipment had been built, our driver shipments stopped for the customer to improve and refine its OLED printing technology using the equipment.  For example, the customer used the prototype equipment to develop a 50+ inch UltraHD 4K OLED TV which was exhibited at the 2013 Consumer Electronics Show in Las Vegas last January.  If our customer can perfect the technology and process to build such equipment with high printing yield at low cost and go to volume production, our sales of printer head drivers for this equipment could resume in fiscal 2015.  We expect sales of our high voltage printer head drivers to be higher in the fourth fiscal quarter as the demand for our printer head drivers for ceramic printing and for 3D printing is expected to increase.

Sales in the industrial and other market for the three and nine months ended December 28, 2013 increased 39% and 35% compared to the same periods in the prior fiscal year and were flat sequentially. The year-over-year increases were due to higher shipments of various products, including a new product for an audio application, and greater custom processing services.

LED driver IC sales increased 54% and 44%, respectively, for the three and nine months ended December 28, 2013 compared to the same periods last year and increased 12% sequentially. The greater part of these sales increases resulted from backlighting driver shipments.  We believe that sales of LED driver ICs for backlighting and general lighting will grow as our new products are being designed into new applications. For the fourth fiscal quarter of 2014, we expect sales of our LED drivers for backlighting and general lighting to increase sequentially.

Sales to the telecom market for the three and nine months ended December 28, 2013 declined 67% and 59%, respectively, compared to the same periods of the prior fiscal year and decreased 15% sequentially. These declines were in large part due to lower shipments of high voltage amplifier ICs for optical MEMS applications.

Our principal markets are in Asia, the U.S., and Europe.  International sales include sales to U.S. based customers if the products are delivered to their contract manufacturers outside the U.S. Sales by geographic regions as well as year-over-year and sequential percentage changes were as follows (in thousands except percentages):

	Three Months Ended					Nine Months Ended
	December 28,	September 28,	December 29,	Sequential	Year-Over-Year	December 28,	December 29,	Year-Over-Year
	2013	2013	2012	Change	Change	2013	2012	Change
China	$5,874	$5,186	$4,137	13%	42%	$16,063	$12,790	26%
United States	4,657	5,367	4,190	-13%	11%	14,979	13,739	9%
Asia (excluding China & Singapore)	2,864	2,656	3,012	8%	-5%	7,819	9,903	-21%
Singapore	2,017	2,759	1,560	-27%	29%	6,933	4,863	43%
Europe	1,854	1,694	1,456	9%	27%	5,306	4,762	11%
Other	85	87	18	-2%	372%	198	294	-33%
Net Sales	$17,351	$17,749	$14,373	-2%	21%	$51,298	$46,351	11%

International Sales	$12,694	$12,382	$10,183	3%	25%	$36,319	$32,612	11%
Domestic Sales	4,657	5,367	4,190	-13%	11%	14,979	13,739	9%
Net Sales	$17,351	$17,749	$14,373	-2%	21%	$51,298	$46,351	11%

Net sales to international customers increased 25% and 11%, respectively, for the year-over-year quarterly and year-to-date periods and 3% sequentially. The year-over-year increases  resulted primarily from increased sales of LED backlighting drivers, printer head drivers and other display products. The quarterly sequential increase resulted primarily from higher sales of LED backlighting drivers.

Total year-over-year quarterly and year-to-date net sales to domestic customers increased 11% and 9%, respectively. Higher sales of medical ultrasound products contributed to both increases and increased custom processing services also contributed to the year-to-date increase.  Sequential domestic sales decreased 13%, primarily from lower custom processing services.

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

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 28,	September 28,	December 29,	December 28,	December 29,
Net Sales	2013	2013	2012	2013	2012
Gross Margin Percentage	56%	57%	51%	56%	48%
Included in Gross Margin Percentage Above:
Gross Margin Benefit from Sales of Previously Written Down Inventory	$590	$574	$394	$1,653	$1,158
Percentage of Net Sales	3%	3%	3%	3%	2%

Gross profit for the three and nine months ended December 28, 2013 was $9,693,000 and $28,596,000 compared to $7,316,000 and $22,158,000, respectively, for the same periods of the prior fiscal year and $10,171,000 for the prior quarter. As a percentage of net sales, gross margin was 56% for both the three and nine months ended December 28, 2013 compared to 51% and 48%, respectively, for the same periods of the prior fiscal year and 57% for the prior quarter. The year-over-year quarterly and nine month increases in gross profit and gross margin were primarily attributable to lower unit cost of goods sold due to higher wafer fab capacity utilization, which was approximately 52% compared to approximately 44% during the same periods of the prior year when sales were lower and we were reducing inventory, and to a lesser extent, reduced provision for excess and obsolete inventory and increased sales of previously written-down inventory.

The sequential decreases in gross profit and gross margin were primarily due to unfavorable product sales mix, partially offset by greater sales of previously written-down inventory.

We wrote down excess and obsolete inventory totaling $59,000 and $427,000 for the three and nine months ended December 28, 2013 compared to $776,000 and $1,530,000, respectively, for the same periods of the prior fiscal year and $227,000 for the prior quarter.  We sold previously written-down inventory of $590,000 and $1,653,000 for the three and nine months ended December 28, 2013 compared to $394,000 and $1,158,000, respectively, for the same periods of the prior fiscal year and $574,000 for the prior quarter.

Research and Development (“R&D”) Expenses

R&D expenses include payroll and benefits, development costs, and depreciation. We also expense experimental prototype wafers and mask sets related to new product development as R&D expenses.

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 28,	September 28,	December 29,	Sequential	Year-Over-Year	December 28,	December 29,	Year-Over-Year
	2013	2013	2012	Change	Change	2013	2012	Change
R&D Expenses	$3,660	$3,685	$3,440	-1%	6%	$10,825	$10,482	3%
Percentage of Net Sales	21%	21%	24%			21%	23%

Year-over-year quarterly and nine-month R&D expense increased 6% and 3%, respectively, primarily from a greater increase in fair value of our NQDCP assets of $166,000 and $358,000, respectively.

To recognize the change in the NQDCP assets, we record the corresponding difference in fair value to other income (expense) net. Correspondingly, to recognize the change in the NQDCP liability, we record the difference to other benefits expense. These NQDCP effects impact R&D expense to the extent the NQDCP investments are beneficially owned by R&D employees.

Sequentially, R&D expense was essentially flat.

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

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 28,	September 28,	December 29,	Sequential	Year-Over-Year	December 28,	December 29,	Year-Over-Year
	2013	2013	2012	Change	Change	2013	2012	Change
SG&A Expenses	$3,390	$3,524	$3,113	-4%	9%	$10,063	$9,946	1%
Percentage of Net Sales	20%	20%	22%			20%	21%

The year-over-year quarterly SG&A expense increase of $277,000 was primarily due to higher sales incentives of $109,000, and higher payroll and profit sharing expense of $88,000. For the nine month period compared to the same period last year, SG&A expense increased 1% as increased payroll and profit-sharing expenses  were nearly offset by a combination of lower stock compensation, professional services, and other expenses. The sequential quarterly decrease of $134,000, or 4%, resulted primarily from a combination of lower stock compensation of $65,000, professional service expenses of $43,000 and a lesser increase in asset fair market value of our NQDCP of $40,000.

To recognize the change in the NQDCP assets, we record the corresponding difference in fair value to other income (expense) net. Correspondingly, to recognize the change in the NQDCP liability, we record the difference to other benefits expense. These NQDCP effects impact SG&A expense to the extent the NQDCP investments are beneficially owned by SG&A employees.

Interest Income and Other Income (Expense), Net

	Three Months Ended					Nine Months Ended
(Dollars in thousands)	December 28,	September 28,	December 29,	Sequential	Year-Over-Year	December 28,	December 29,	Year-Over-Year
	2013	2013	2012	Change	Change	2013	2012	Change
Interest Income	$313	$295	$331	6%	-5%	$1,017	$957	6%
Other Income (Expense), Net	406	419	81	-3%	401%	885	273	224%
Total Interest and Other Income (Expense), Net	$719	$714	$412	1%	75%	$1,902	$1,230	55%
Percentage of Net Sales	4%	4%	3%			4%	3%

Interest income consists primarily of interest income from our cash, cash equivalents and short-term and long-term investments. Year-over-year interest income for the three months ended December 28, 2013 decreased by $18,000 and sequentially increased by $18,000. The year-over-year decrease was primarily due to a  realized loss of $1,000 in the current year compared to a  gain of $30,000 in the prior year, partially offset by increased investment yield. The primary reason for the sequential increase was higher yields from the purchases of longer term maturity bonds. For the nine months ended December 28, 2013, interest income increased by $60,000 compared to the prior year period primarily due to higher yields from the purchase of longer maturity bonds.

Other income, net, consists of changes in asset fair market value held by our NQDCP, sales of fixed assets, foreign exchange gains and losses and other miscellaneous income and expense items. Year-over-year quarterly and nine-month other income, net for the periods ended December 28, 2013 increased $325,000 and $612,000, respectively. These increases were primarily due to greater increases in asset fair market value of our NQDCP of $284,000 and $499,000 respectively. Sequentially, other income, net decreased $13,000 primarily due to a lesser increase of fair market value of NQDCP assets of $52,000, partially offset by a greater net foreign exchange gain of $26,000.

Provision for Income Taxes

The income tax provision for the three months ended December 28, 2013 was $685,000 on income before tax of $3,362,000 at the effective tax rate of 20% compared to a provision for income taxes of $943,000 on income before tax of $3,676,000 at the effective tax rate of 26% in the prior quarter and a tax benefit of $256,000 on income before tax of $1,175,000 at the effective tax benefit rate of 22% in the third quarter of the prior fiscal year.

The tax benefit in the third quarter of last year resulted from expirations of statutes of limitations on uncertain tax positions of $538,000, which resulted in a tax benefit rate of 22%. Without this favorable discreet item, we would have reported a tax provision rate of 24% compared to a tax provision rate of 20% in the third quarter of this year.

The sequential change in tax rate was primarily due to shifts of income among tax jurisdictions with different tax rates.

The provision for income taxes for the nine months ended December 28, 2013 was $1,314,000 on income before tax of $9,610,000 at the effective tax rate of 14% compared to $242,000 on income before tax of $2,960,000 at the effective tax rate of 8% for the same period of the prior fiscal year.  The increase in tax rate was primarily due to a proportionally higher taxable income versus income tax reserve releases resulting from expirations of statute of limitations on uncertain tax positions of $989,000 when taxable income was $9,610,000 compared to $538,000 for the same period last year when taxable income was $2,960,000. Partially offsetting this effect were greater benefits from the current year R&D tax credits generated and shifts of income among tax jurisdictions with different tax rates.

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

Financial Condition

Overview

Our principal sources of liquidity are cash, cash equivalents, short-term investments, and cash flow generated from operating activities.  Our cash and cash equivalents are comprised of bank deposits and money market investments with financial institutions and can be withdrawn at any point of time without prior notice or penalty. Our short term investments can be withdrawn on short notice and with minimal realized gain or loss. Our cash and cash equivalents balances as of December 28, 2013 and March 30, 2013 were $9,046,000 and $16,414,000 respectively. Our short term investment balances for the same periods were $149,802,000 and $123,847,000, respectively. The increase in cash and cash equivalents combined with short-term investments of $18,587,000 was primarily due to ARS investment redemptions of $15,050,000 at par value and cash flows from operating activities.

Working capital is defined as current assets less current liabilities. As of December 28, 2013, working capital balance was $174,151,000 compared to $152,998,000 as of March 30, 2013, an increase of $21,153,000.  The increase resulted primarily from redemptions of ARS at par value and cash flows from operating activities.

The principal use of our liquidity has been for stock repurchases. Between the end of January 2011, when we announced that we were devoting up to $60 million to stock repurchases over the next twenty-six months, and through December 28, 2013, we have repurchased approximately 1,863,000 shares for $36,637,000. During the nine-month period ended December 28, 2013, we repurchased approximately 191,000 shares for $4,558,000.

 Liquidity and Capital Resources

In summary, our cash flows are as follows (in thousands):

	Nine Months Ended
	December 28, 2013	December 29, 2012
Net cash provided by operating activities	$8,906	$14,421
Net cash (used in) provided by investing activities	(13,202)	2,253
Net cash used in financing activities	(3,072)	(19,690)
Net decrease in cash and cash equivalents	$(7,368)	$(3,016)

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. For the nine months ended December 28, 2013, net cash provided by operating activities was $8,906,000 compared to $14,421,000 for the same period of the prior fiscal year. The decrease of $5,515,000 resulted from a use of cash due to changes in operating assets and liabilities of $9,422,000 which was partially offset by the increase of net income after adjusting non-cash activities by $3,907,000. The primary reasons for the use of cash due to changes in operating assets and liabilities were increases in inventory in anticipation of higher scheduled shipments and higher average inventory costs, an increase in trade accounts receivable due to higher sales, and an increase in prepaid expenses and other assets, all compared to decreases last year. Also, tax payments were higher than last year primarily resulting from higher pretax profit. These increases were partially offset by a greater increase in trade accounts payable and accrued expenses. The non-cash adjustments to net income in the first nine months of fiscal 2014 were $4,766,000 compared to $6,437,000 in the comparable period last year, or $1,671,000 lower, primarily due to a decrease in provision for excess and obsolete inventory, and a decrease in unrealized gain from short-term investments, which was partially offset by greater amortization of the premium on short-term investments.

We have generated positive cash flow from operations every fiscal year for the past 22 years.

Investing Activities

Investing cash flows consist typically of capital expenditures and purchases of short-term and long-term investments, partially offset by sales, maturities and redemptions of short-term and long-term investments. Net cash used by investing activities for the nine months ended December 28, 2013 was $13,202,000 compared to net cash provided of $2,253,000 for the same period last fiscal year. This difference of $15,455,000 was primarily due to higher purchases of short term investments compared to increases in sales and maturities of such investments.

For the remainder of fiscal 2014, we believe that we have substantial production capacity in place to handle our forecasted business through production by our own wafer fab, for certain products, and use of outside foundries. We will require certain replacements, upgrades and additional test equipment for capacity needs which we plan to acquire to meet higher unit volume for testing. We also believe that existing cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet our liquidity and capital requirements through the next twelve months.

Our investment portfolio is primarily comprised of corporate bonds, municipal bonds, commercial paper, U.S. treasuries and certificates of deposits.

Financing Activities

Financing cash flows consist primarily of proceeds from the exercise of stock options under the 2001 and 2009 Plans and the sale of stock through the ESPP, as well as payments for dividends and stock repurchased under our previously announced stock repurchase plan. Net cash used in financing activities for the nine months ended December 28, 2013 was $3,072,000, which included repurchases of our shares in the open market of $4,558,000, which were partially offset by proceeds from the exercise of stock options granted under the 2001 and 2009 Plans and sale of stock under the ESPP of $1,486,000. For the same period of the prior fiscal year, net cash used by financing activities was $19,690,000, which included a dividend distribution of $11,523,000, and stock repurchases of $8,530,000, partially offset by the proceeds from the exercise of stock options granted under the 2001 and 2009 Plans and stock sales under the ESPP of $363,000.

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

The following table summarizes our significant contractual cash obligations as of December 28, 2013, which consist of operating facility lease obligations and purchase obligations as described above, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Due in Fiscal Years
Contractual Obligations		Total	2014 (remaining 3 months)	2015	2016	2017	2018 and beyond
Operating lease obligations	(1)	$1,969	$228	$890	$796	$55	$-
Purchase obligations		4,634	3,607	934	51	39	3
Total contractual cash obligations		$6,603	$3,835	$1,824	$847	$94	$3

 ______________________________

(1) We lease facilities under non-cancelable lease agreements expiring at various times through April 2016.    Rental expense net of sublease income for the three and nine months ended December 28, 2013 amounted to $260,000 and $777,000 compared to rental expense of $254,000 and $815,000 for the same periods of last fiscal year.

As of December 28, 2013, our liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, interest deductions, and other receivables, was $1,789,000.  As of December 28, 2013, we have accrued $314,000 of interest and $162,000 of penalties associated with uncertain tax positions. We did not include these obligations in the table above as we cannot determine the exact amount or timing of such cash payments that would be made associated with these uncertain tax positions.

Recent Accounting Pronouncements

In July 2013, Financial Accounting Standard Board (“FASB”) issued an amendment regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment requires certain unrecognized tax benefits to be presented as reductions to deferred tax assets instead of liabilities on the condensed consolidated balance sheets. This amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 (the fiscal quarter ending June 28, 2014 for us).  We are currently assessing the potential effect to our consolidated financial statements in applying this guidance.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks due primarily to changes in interest rates.  We do not use derivatives to alter the interest characteristics of the investment securities.  We have no holdings of derivative or commodity instruments.  Our investment portfolio as of December 28, 2013, was comprised of corporate bonds, municipal bonds, U.S. treasuries, commercial paper and certificates of deposits. During the three and nine months ended December 28, 2013, investments and cash and cash equivalents generated interest income of $313,000 and $1,017,000, compared to $331,000 and $957,000 for the same periods of the prior fiscal year.  Based on the par value of our investments (excluding the fair market value of our NQDCP) and cash and cash equivalent balances as of December 28, 2013, a one-percentage point change in interest rates would cause a change in our quarterly interest income by approximately $370,000.

As of December 28, 2013, we had no long-term debt outstanding.

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

We also invest in short-term certificates of deposits denominated in Renminbi (RMB). We believe our exposure to this exchange risk is not material.

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

Evaluation of Disclosure Controls and Procedures:  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 28, 2013, and have determined that they are effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.   There were no changes in our internal control over financial reporting that occurred during the three months ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect such control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of share purchase activities by us during the three months ended December 28, 2013. There was no purchase activity during that period by an “affiliated purchaser” of ours as defined in Rule 10b-18(a)(3).

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
09/29/13 – 10/26/13	3,956	$	$ 23.90	3,956	660,790
10/27/13 – 11/23/13	-			-	660,790
11/24/13 – 12/28/13	24,190		23.95	24,190	636,600
Total	28,146		$23.94	28,146

_________________________________

(1)

Our current share repurchase program, under which we repurchased these 28,146 shares during the three months ended December 28, 2013, has been in place since 1999. Although we publicly announced the most recent 1,944,145 share program increase, we are not certain but do not believe we publicly announced this program at its inception, although our financial statements have reflected purchases from time to time under this program. These 28,146 shares were purchased in open market transactions.

(2)

We adopted a share repurchase program in 1992 authorizing the repurchase of 1,000,000 shares. The board of directors terminated this program in 1999 after 938,000 shares had been repurchased and adopted a share repurchase program authorizing the repurchase of 900,000 shares plus the 62,000 shares authorized for repurchase under the 1992 program whose repurchase had not been affected. As described in footnote (1), we are not certain but do not believe that we publicly announced the inception of the 1999 repurchase program. On January 30, 2008, and January 21, 2011, the board of directors amended the 1999 repurchase program to add 1,000,000 and 1,944,145 shares, respectively. The 1999 repurchase program has no expiration date, other than, unless extended, when all of the shares in the program have been repurchased. As of December 28, 2013, there were 636,600 shares remaining in the 1999 repurchase program. Neither this program nor any other repurchase program or plan has expired during the third fiscal quarter ended December 28, 2013 nor have we decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

We have had share repurchase programs in place since 1992 under which our Board of Directors authorized us to repurchase an aggregate of 4,844,145 shares. Since the inception of these repurchase programs in 1992 through December 28, 2013, we have repurchased a total of 4,207,545 shares of the common stock for an aggregate cost of approximately $73,188,000. Upon their repurchase, shares are restored to the status of authorized but unissued shares. As of December 28, 2013, there were 636,600 shares authorized for future repurchase under our current program.

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

Dated: February 5, 2014
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